Form 10-Q
period 1996-03-30
QUAKER FABRIC CORP /DE/
filed 1996-05-07
CIK 103341

- - --------------------------------------------------------------------------------
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7023


                            QUAKER FABRIC CORPORATION
             (Exact name of registrant as specified in its charter)



        Delaware                                          04-1933106
(State of incorporation)                    (I.R.S. Employer Identification No.)

              941 Grinnell Street, Fall River, Massachusetts 02721
                    (Address of principal executive offices)

                                 (508) 678-1951
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ___      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of April 26, 1996, 8,021,097 shares of Registrant's Common Stock, $0.01 par value, were outstanding.
- - -----------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    March 30,         December 30,
                                                                                       1996               1995
                                                                                   -----------        ------------
                                                                                   (Unaudited)          (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $    184             $    200
   Accounts receivable, less allowances of $1,925 and $1,985 at
     March 30, 1996 and December 30, 1995, respectively,
     for doubtful accounts and sales returns and allowances                           25,396               24,211
   Inventories                                                                        23,577               23,156
   Prepaid and refundable income taxes                                                 1,252                1,702
   Prepaid expenses and other current assets                                           1,933                2,371
                                                                                    --------             --------
            Total current assets                                                      52,342               51,640
                                                                                    --------             --------
Property, plant and equipment, net of accumulated depreciation and amortization of $27,280 and $25,552 at March 30, 1996
 and December 30, 1995, respectively                                                  80,722               79,156
Other assets:
   Goodwill, net of amortization                                                       6,541                6,589
   Deferred financing costs                                                              440                  461
   Other assets                                                                          155                  271
                                                                                    --------             --------
            Total assets                                                            $140,200             $138,117
                                                                                    ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of debt                                                          $    896            $     878
   Current portion of capital lease obligations                                        1,269                1,249
   Accounts payable                                                                   12,166               14,127
   Accrued expenses                                                                    6,877                4,606
                                                                                    --------             --------
            Total current liabilities                                                 21,208               20,860
                                                                                    --------             --------
Long-term debt, less current portion                                                  38,151               37,082
                                                                                    --------             --------
Capital lease obligations, net of current portion                                      7,711                8,036
                                                                                    --------             --------
Deferred income taxes                                                                 10,396               10,523
                                                                                    --------             --------
Other long-term liabilities                                                            3,673                3,766
                                                                                    --------             --------
Redeemable preferred stock:
   Series A convertible, $.01 par value per share, liquidation preference
     $1,000 per share, 50,000 shares authorized.  No shares issued and
     outstanding                                                                        --                   --
Stockholders' equity:
   Common stock, $.01 par value per share, 20,000,000 shares authorized;
     8,021,097 shares issued and outstanding as of
     March 30, 1996 and December 30, 1995, respectively                                   80                   80
   Additional paid-in capital                                                         41,749               41,687
   Retained earnings                                                                  18,533               17,397
   Cumulative translation adjustment                                                  (1,301)              (1,314)
                                                                                    --------             --------
            Total stockholders' equity                                                59,061               57,850
                                                                                    --------             --------
            Total liabilities and stockholders' equity                              $140,200             $138,117
                                                                                    ========             ========


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                            Three Months Ended
                                                       ---------------------------
                                                       March 30,          April 1,
                                                         1996              1995
                                                       ---------          --------
                                                                (Unaudited)
Net sales                                              $43,254           $46,250
Cost of products sold                                   33,957            34,146
                                                       -------           -------
Gross margin                                             9,297            12,104
Selling, general and administrative expenses             6,624             7,135
                                                       -------           -------
Operating income                                         2,673             4,969


Other expenses:
  Interest expense, net                                    948               950
  Other, net                                                29                17
                                                       -------           -------
Income before provision for income taxes                 1,696             4,002
Provision for income taxes                                 560             1,507
                                                       -------           -------
Net income                                              $1,136           $ 2,495
                                                       =======           =======
Earnings per common share (Note 1)                      $ 0.14           $   0.3
                                                       =======           =======
Average shares outstanding (Note 1)                      8,296             8,297
                                                       =======           =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                           Three Months Ended
                                                          --------------------
                                                          March 30,   April 1,
                                                            1996        1995
                                                          ---------   --------
(Unaudited)
Cash flows from operating activities:
  Net income                                              $ 1,136    $ 2,495
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                         1,794      1,588
      Deferred income taxes                                   168        110
      Stock option compensation expense                        62         62
      Changes in operating assets and liabilities:
             Accounts receivable (net)                     (1,185)      (570)
             Inventories                                     (421)    (2,222)
             Prepaid expenses and other current assets        708        179
             Accounts payable and accrued expenses            310        323
             Other long-term liabilities                      (93)      (102)
                                                          -------    -------
                 Net cash provided by operating activities  2,479      1,863
                                                          -------    -------

Cash flows from investing activities:
  Net purchase of property, plant and equipment            (3,276)    (2,084)
                                                          -------    -------
                 Net cash used for investing activities    (3,276)    (2,084)
                                                          -------    -------

Cash flows from financing activities:
  Repayments of capital leases                               (305)      (286)
  Net borrowings on revolving line of credit                 1,300       900
  Repayments of term debt                                    (213)      (197)
  Proceeds from exercise of stock options                       0         44
  Capitalization of finance cost                              (14)         0
                                                          -------    -------
                 Net cash provided by financing activities    768        461
                                                          -------    -------
Effect of exchange rates on cash                               13       (395)
Net decrease in cash and cash equivalents                     (16)      (155)
Cash and cash equivalents, beginning of period                200        335
                                                          -------    -------
Cash and cash equivalents, end of period                     $184       $180
                                                          =======    =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of March 30, 1996 and December 30, 1995 and the results of their operations and cash flows for the three months ended March 30, 1996 and April 1, 1995. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10- K for the year ended December 30, 1995. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

EARNINGS PER COMMON SHARE

     Earnings per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. See
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

NOTE 2 - INVENTORIES

     Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

     Inventories at March 30, 1996 and December 30, 1995 consisted of the following:

                                        March 30,        December 30,
                                          1996               1995
                                        ---------        -------------
                                            (In thousands)
        Raw materials                   $ 9,015          $10,028
        Work in process                   8,404            8,087
        Finished goods                    6,273            5,591
               Inventory at FIFO         23,692           23,706
                                        -------          -------
        LIFO Reserve                        115              550
                                        -------          -------
            Inventory at LIFO           $23,577          $23,156
                                        =======          =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1995" ended December 30, 1995 and "Fiscal 1996" will end January 4, 1997. The first three months of Fiscal 1995 and Fiscal 1996 ended April 1, 1995 and March 30, 1996, respectively.

RESULTS OF OPERATIONS

      Net sales for the first three months of Fiscal 1996 decreased $3.0 million or 6.5%, to $43.3 million from $46.3 million for the first three months of Fiscal 1995. The average gross sales price per yard increased 4.6%, to $4.08 for the first three months of Fiscal 1996 from $3.90 for the first three months of Fiscal 1995. The gross volume of fabric sold decreased 11.3%, to 9.7 million yards for the first three months of Fiscal 1996 from 10.9 million yards for the first three months of Fiscal 1995. The Company sold 6.5% fewer yards of middle to better-end fabrics and 17.7% fewer yards of promotional-end fabrics in the first three months of Fiscal 1996 than in the first three months of Fiscal 1995. The average gross sales price per yard of middle to better-end fabrics increased by 3.9%, to $4.49 in the first three months of Fiscal 1996 as compared to $4.32 in the first three months of Fiscal 1995. The average gross sales price per yard of promotional-end fabric increased by 3.6%, to $3.44 in the first three months of Fiscal 1996 as compared to $3.32 in the first three months of Fiscal 1995. Gross fabric sales within the United States decreased 13.0%, to $32.7 million in the first three months of Fiscal 1996 from $37.6 million in the first three months of Fiscal 1995. Foreign and Export sales increased 35.7%, to $6.9 million in the first three months of Fiscal 1996 from $5.1 million in the first three months of Fiscal 1995. Gross yarn sales increased 2.4%, to $4.7 million in the first three months of Fiscal 1996 from $4.6 million in the same period of Fiscal 1995.

      The gross margin percentage for the first three months of Fiscal 1996 decreased to 21.5% as compared to 26.2% for the first three months of Fiscal 1995. The decrease in the gross profit margin was due to a reduction in manufacturing efficiencies and lower absorption of fixed overhead costs because of lower sales and production volume. The gross profit margin percentage increased, however, by 440 basis points as compared to the fourth quarter of 1995. This increase, despite the reduced sales volume as compared to the fourth quarter of 1995, was due to a reduction in raw material costs and improved manufacturing efficiencies.

     Selling, general and administrative expenses decreased to $6.6 million for the first three months of Fiscal 1996 from $7.1 million for the first three months of Fiscal 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 15.3% in the first three months of Fiscal 1996 from 15.4% in the first three months of Fiscal 1995. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to a reduction in expenses associated with Quaker's operations in Mexico, bad debts, and sampling costs.

      Interest expense was approximately $1.0 million for the first three months of both Fiscal 1996 and Fiscal 1995. Higher levels of debt during the first quarter of 1996 were offset by lower interest rates as a result of the amendment to the Company's Credit Agreement (as hereinafter defined) which was executed in December 1995.

     The effective tax rate decreased to 33.0% for the first three months of Fiscal 1996 from 37.7% for the first three months of Fiscal 1995. The decrease in the effective tax rate is principally due to a reduction in the Company's state income tax rate. See Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     Net income for the first three months of Fiscal 1996 decreased to $1.1 million, or $0.14 per share, from $2.5 million, or $0.30 per share, for the first three months of Fiscal 1995. For a discussion of "Earnings Per Share," see
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.



LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its operations and capital requirements through a combination of equipment leasing, borrowings, and internally generated funds. The Company's capital requirements have arisen principally in connection with expansion of the Company's production capacity, the equipment modernization program the Company has been executing to reduce manufacturing costs, and increased working capital needs arising out of the growth in the Company's sales.

     In December 1995, the Company amended its unsecured credit facility with several banks (the "Credit Agreement") and increased the facility to $50.0 million. As of March 30, 1996, the Company had $5.7 million outstanding under the Credit Agreement and unused availability of $43.7 million, net of outstanding letters of credit. Management believes that this facility will provide sufficient funding for the Company's capital expenditure and working capital needs for the foreseeable future. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     Net capital expenditures for the first quarter of Fiscal 1995 were $2.1 million. Capital expenditures during the first quarter of Fiscal 1996 used $3.3 million of cash. Capital expenditures were funded by cash generated from operations and borrowings under the Credit Agreement. Management anticipates that capital expenditures will be approximately $13.0 to $20.0 million in Fiscal 1996 and will include the acquisition of additional manufacturing equipment.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits
             Exhibit 27 - Financial Data Schedule

         (B) There were no reports on Form 8-K filed during the three months ended March 30, 1996.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       QUAKER FABRIC CORPORATION


Date:  April 29, 1996                     By: /s/ Paul J. Kelly
     ----------------                        -----------------------------------
                                              Paul J. Kelly
                                              Vice President - Finance
                                              and Treasurer