Form 10-Q
period 1996-06-29
QUAKER FABRIC CORP /DE/
filed 1996-08-06
CIK 103341

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

For the quarterly period ended June 29, 1996
                                       OR

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

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        As of August 1, 1996, 8,021,097 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

- --------------------------------------------------------------------------------

                 PART I - FINANCIAL INFORMATION
                 ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             ------------------------
                                                                              June 29,     December 30
                                                                                1996          1995
                                                                             -----------   -----------
                                                                             (Unaudited)    (Audited)
ASSETS
Current assets:
        Cash and cash equivalents                                             $     262    $     200
        Accounts receivable, less allowances of $1,603 and $1,985 at
          June 29, 1996 and December 30, 1995, respectively,
          for doubtful accounts and sales returns and allowances                 29,386       24,211
        Inventories                                                              23,547       23,156
        Prepaid and refundable income taxes                                         978        1,702
        Prepaid expenses and other current assets                                 2,226        2,371
                                                                              ---------    ---------
                 Total current assets                                            56,399       51,640
                                                                              ---------    ---------
Property, plant and equipment, net of depreciation and amortization of $29,016 and $25,552 at June 29,1996
        and December 30, 1995 respectively                                       82,611       79,156
                                                                              ---------    ---------
Other assets:
        Goodwill, net of amortization                                             6,493        6,589
        Deferred financing costs                                                    404          461
        Other assets                                                                159          271
                                                                              ---------    ---------
                 Total assets                                                 $ 146,066    $ 138,117
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of debt                                               $     914    $     878
        Current portion of capital lease obligations                              1,290        1,249
        Accounts payable                                                         15,605       14,127
        Accrued expenses                                                          6,673        4,606
                                                                              ---------    ---------
                 Total current liabilities                                       24,482       20,860
                                                                              ---------    ---------
Long-term debt, less current portion                                             38,815       37,082
                                                                              ---------    ---------
Capital lease obligations, net of current portion                                 7,381        8,036
                                                                              ---------    ---------
Deferred income taxes                                                            10,674       10,523
                                                                              ---------    ---------
Other long-term liabilities                                                       3,626        3,766
                                                                              ---------    ---------
Redeemable preferred stock:
        Series A convertible, $.01 par value per share, liquidation preference
          $1,000 per share, 50,000 shares authorized. No shares issued and
          outstanding.                                                               --           --
Stockholders' equity:
        Common stock, $.01 par value per share, 20,000,000 shares authorized;
          8,021,097 shares issued and outstanding as of
          June 29, 1996 and December 30, 1995, respectively.                         80           80
        Additional paid-in capital                                               41,816       41,687
        Retained earnings                                                        20,525       17,397
        Cumulative translation adjustment                                        (1,333)      (1,314)
                                                                              ---------    ---------
                 Total stockholders' equity                                      61,088       57,850
                                                                              ---------    ---------
                 Total liabilities and stockholders' equity                   $ 146,066    $ 138,117
                                                                              =========    =========


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                              Three Months Ended    Six Months Ended
                                              -------------------   ----------------
                                              June 29,   July 1,    June 29,   July 1,
                                                1996      1995       1996       1995
                                              -------------------   ----------------
                                                  (Unaudited)          (Unaudited)
Net sales                                      $51,025   $41,068    $94,279   $87,318
Cost of products sold                           39,713    32,348     73,670    66,494
                                               -------   -------    -------   -------
Gross margin                                    11,312     8,720     20,609    20,824
Selling, general and administrative expenses     7,298     6,012     13,922    13,147
                                               -------   -------    -------   -------
Operating income                                 4,014     2,708      6,687     7,677


Other expenses:
  Interest expense, net                          1,012       991      1,960     1,941
  Other, net                                        30         2         59        19
                                               -------   -------    -------   -------
Income before provision for income taxes         2,972     1,715      4,668     5,717
Provision for income taxes                         980       408      1,540     1,915
                                               -------   -------    -------   -------
Net income                                     $ 1,992   $ 1,307    $ 3,128   $ 3,802
                                               =======   =======    =======   =======

Earnings per common share (Note 1)             $  0.24   $  0.16    $  0.38   $  0.46
                                               =======   =======    =======   =======

Average shares outstanding (Note 1)              8,319     8,286      8,309     8,294
                                               =======   =======    =======   =======


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                       Three Months Ended     Six Months End
                                                       ------------------     ---------------
                                                       June 29,   July 1,    June 29,   July 1,
                                                         1996      1995        1996      1995
                                                       --------   -------    --------   ------
                                                           (Unaudited)           (Unaudited)
Cash flows from operating activities:
  Net income                                           $ 1,992    $ 1,307    $ 3,128    $ 3,802
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                      1,834      1,678      3,628      3,266
      Deferred income taxes                                285        220        453        330
      Stock option compensation expense                     66         55        128        117
      Changes in operating assets and liabilities:
          Accounts receivable (net)                     (3,990)     2,945     (5,175)     2,375
          Inventories                                       30      4,091       (391)     1,869
          Prepaid expenses and other assets                (31)       (75)       677        104
          Accounts payable and accrued expenses          3,236     (5,399)     3,546     (5,076)
          Other long-term liabilities                      (47)      (100)      (140)      (202)
                                                       -------    -------    -------    -------
              Net cash provided by operating             3,375      4,722      5,854      6,585
                                                       -------    -------    -------    -------


Cash flows from investing activities:
  Net purchase of property, plant and equipment         (3,639)    (3,379)    (6,915)    (5,463)
                                                       -------    -------    -------    -------
              Net cash used for investing activities    (3,639)    (3,379)    (6,915)    (5,463)
                                                       -------    -------    -------    -------

Cash flows from financing activities:
  Repayments of capital leases                            (309)      (290)      (614)      (576)
  Repayment of term debt                                  (218)    (1,101)      (431)      (398)
  Capitalization of financing costs                                              (14)
  Net borrowings on revolving line of credit               900                 2,200
  Proceeds from exercise of stock options                                                    44
                                                       -------    -------    -------    -------
              Net cash provided by financing               373     (1,391)     1,141       (930)
                                                       -------    -------    -------    -------
Effect of exchange rates on cash                           (31)        68        (18)      (327)
Net decrease in cash and cash equivalents                   78         20         62       (135)
Cash and cash equivalents, beginning of period             184        180        200        335
                                                       -------    -------    -------    -------
Cash and cash equivalents, end of period               $   262    $   200    $   262    $   200
                                                       =======    =======    =======    =======


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of June 29, 1996 and December 30, 1995 and the results of their operations and cash flows for the three months and six months ended June 29, 1996 and July 1, 1995. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

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

     Inventories at June 29, 1996 and December 30, 1995 consisted of the following:

                                                    June 29,           December 30,
                                                      1996                 1995
                                                    --------           -----------
                                                         (In thousands)

Raw materials                                       $  9,124            $ 10,028
Work in process                                        7,563               8,087
Finished goods                                         6,775               5,591
   Inventory at FIFO                                  23,462              23,706
LIFO Reserve                                             (85)                550
   Inventory at LIFO                                $ 23,547            $ 23,156
                                                    ========            ========


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1995" ended December 30, 1995 and "Fiscal 1996" will end January 4, 1997. The first six months of Fiscal 1995 and Fiscal 1996 ended July 1, 1995 and June 29, 1996, respectively.

Results of Operations - Quarterly Comparison

      Net sales for the second three months of Fiscal 1996 increased $9.9 million, or 24.2%, to $51.0 million from $41.1 million for the second three months of Fiscal 1995. The average gross sales price per yard increased 4.4%, to $4.02 for the second three months of Fiscal 1996 from $3.85 for the second three months of Fiscal 1995. This increase was principally due to an increase in Foreign and Export sales which have a higher than average selling price and to a higher percentage of middle to better-end fabric sales. The gross volume of fabric sold increased 20.7% to 11.2 million yards for the second three months of Fiscal 1996 from 9.3 million yards for the second three months of Fiscal 1995. The Company sold 35.1% more yards of middle to better-end fabrics and 2.1% more yards of promotional-end fabrics in the second three months of Fiscal 1996 than in the second three months of Fiscal 1995. The average gross sales price per yard of middle to better-end fabrics increased by 2.8% to $4.37 in the second three months of Fiscal 1996 as compared to $4.25 in the second three months of Fiscal 1995. The average gross sales price per yard of promotional-end fabric increased by 2.1% to $3.41 in the second three months of Fiscal 1996 as compared to $3.34 in the second three months of Fiscal 1995. Gross fabric sales within the United States increased 16.1% to $35.8 million in the second three months of Fiscal 1996 from $31.0 million in the second three months of Fiscal 1995. Foreign and Export sales increased 87.8%, to $9.2 million in the second three months of Fiscal 1996 from $4.9 million in the second three months of Fiscal 1995. This increase was due to improved demand in the Company's major export markets. Gross yarn sales increased 12.2% to $7.2 million in the second three months of Fiscal 1996 from $6.4 million in the same period of Fiscal 1995.

      The gross margin percentage for the second three months of Fiscal 1996 increased to 22.2% as compared to 21.2% for the second three months of Fiscal 1995. The increase in gross profit margin was primarily due to (1) higher production levels resulting in improved absorption of fixed manufacturing overhead expenses and (2) increased operating performance. The increase in gross profit margin was partially offset by competitive pricing pressures in our domestic and foreign markets.

     Selling, general and administrative expenses increased to $7.3 million for the second three months of Fiscal 1996 from $6.0 million for the second three months of Fiscal 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 14.3% in the second three months of Fiscal 1996 from 14.6% in the second three months of Fiscal 1995. The increase in selling, general and administrative expenses was primarily due to increases in sales commissions and labor and fringe benefits.

     Interest expense was $1.0 million for the second three months of Fiscal 1996, and Fiscal 1995. Lower interest rates on the Company's senior debt facility was offset by higher levels of debt.

     The effective tax rate was 33.0% for the second three months of Fiscal 1996 as compared to 23.8% for the second three months of Fiscal 1995. The tax rate was reduced during the second quarter of Fiscal 1995 to adjust the year-to-date income tax provision because of favorable outcomes of certain state tax issues. See Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     Net income for the second three months of Fiscal 1996 increased to $2.0 million, or $0.24 per share, from $1.3 million, or $0.16 per share, for the second three months of Fiscal 1995. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     .
Results of Operations - Six-month Comparison

      Net sales for the first half of Fiscal 1996 increased $7.0 million or 8.0%, to $94.3 million from $87.3 million for the first half of Fiscal 1995. The average gross sales price per yard increased 4.4%, to $4.05 for the first half of Fiscal 1996 from $3.88 for the first half of Fiscal 1995. This increase was principally due to an increase in Foreign and Export sales which have a higher than average selling price. The gross volume of fabric sold increased 3.4%, to
20.9 million yards for the first half of Fiscal 1996 from 20.2 million yards for the first half of Fiscal 1995. The Company sold 12.3% more yards of middle to better-end fabrics and 8.5% fewer yards of promotional-end fabrics in the first half of Fiscal 1996 than in the first half of Fiscal 1995. The average gross sales price per yard of middle to better-end fabrics increased by 3.0% to $4.42 in the first half of Fiscal 1996 as compared to $4.29 in the first half of Fiscal 1995. The average gross sales price per yard of promotional-end fabric increased by 3.0%, to $3.43 in the first half of Fiscal 1996 as compared to $3.33 in the first half of Fiscal 1995. Gross fabric sales within the United States were $68.5 million in both the first half of Fiscal 1996 and the first half of Fiscal 1995. Foreign and Export sales increased 61.3% to $16.0 million in the first half of Fiscal 1996 from $9.9 million in the first half of Fiscal 1995. Gross yarn sales increased 8.2% to $11.9 million in the first half of Fiscal 1996 from $11.0 million in the same period of Fiscal 1995.

      The gross margin percentage for the first half of Fiscal 1996 decreased to 21.9% as compared to 23.8% for the first half of Fiscal 1995. The decrease in the gross margin percentage was due to increased manufacturing costs in Fiscal 1996 as compared to Fiscal 1995 and by competitive pricing pressures in our domestic and foreign markets.

     Selling, general and administrative expenses increased to $13.9 million for the first half of Fiscal 1996 from $13.1 million for the first half of Fiscal 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 14.8% in the first half of Fiscal 1996 from 15.1% in the first half of Fiscal 1995. The increase in selling, general and administrative expenses was primarily due to increases in sales commissions and labor and fringe benefits. The decrease in selling, general and administrative expenses as a percentage of net sales was due to a reduction in fixed expenses during the period such as sampling expense and expenses of the Company's Mexican warehouse.

       The effective tax rate decreased to 33.0% for the first half of Fiscal 1996 from 33.5% for the first half of Fiscal 1995. The decrease in the effective tax rate is due primarily to a reduction in the company's state income tax rate.

     Net income for the first half of Fiscal 1996 decreased to $3.1 million, or $0.38 per share, from $3.8 million, or $0.46 per share, for the first half of Fiscal 1995. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

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

     In December 1995, the Company amended its unsecured credit facility with several banks (the "Credit Agreement") and increased the facility to $50.0 million. As of June 29, 1996, the Company had $6.6 million outstanding under the Credit Agreement and unused availability of $42.8 million, net of outstanding letters of credit. Management believes that this facility will provide sufficient funding for the Company's capital expenditure and working capital needs for the foreseeable future. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.


     Net capital expenditures for the first half of Fiscal 1995 were $5.5 million. Capital expenditures during the first half of Fiscal 1996 used $6.9 million of cash. Capital expenditures were funded by cash generated from operations and borrowing under the Credit Agreement. Management anticipates that capital expenditures will be approximately $13.0 to $16.0 million in Fiscal 1996 and will include the acquisition of additional manufacturing equipment.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


         Item 4.   Submission of Matters to a Vote of Security Holders

         On May 22, 1996, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified and the appointment of the Company's outside auditors for the year ended January 4, 1997 was ratified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

                                                                    Withheld     Broker
                                            For      Against       Abstained    Non-votes
Election of directors:
       Sangwoo Ahn                       7,636,861     N/A           5,060         --
       Perry J. Lewis                    7,636,911     N/A           5,010         --
       Larry A. Liebenow                 7,635,161     N/A           6,760         --
       Roberto Pesaro                    7,636,911     N/A           5,010         --
       Eriberto R. Scocimara             7,636,911     N/A           5,010         --
       Ira Starr                         7,635,711     N/A           6,210         --

Ratification of auditors                 7,639,421     1,900           600         --



         Item 6.   Exhibits and Reports on Form 8-K

                   (A) Exhibits -

                           27.0 - Financial Data Schedule

                   (B) There were no reports on Form 8-K filed during the three months ended June 29, 1996.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   QUAKER FABRIC CORPORATION




Date:      August 4, 1996                    By:     /s/ Paul J.Kelly
      --------------------------                 -----------------------------
                                                         Paul J. Kelly
                                                 Vice President - Finance
                                                 and Treasurer