Form 10-Q
period 1996-09-28
QUAKER FABRIC CORP /DE/
filed 1996-11-07
CIK 103341

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

For the quarterly period ended September 28, 1996
                                       OR

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

   As of November 4, 1996, 8,021,097 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

-----------------------------------------------------------------------------

             PART I - FINANCIAL INFORMATION
             ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                 -----------------------------
                                                                                  September 28,    December 30,
                                                                                      1996             1995
                                                                                 --------------    -----------
                                                                                   (Unaudited)       (Audited)
ASSETS
Current assets:
        Cash and cash equivalents                                                   $     201       $     200
        Accounts receivable, less allowances of $1,938 and $1,985 at
          September 28, 1996 and December 30, 1995, respectively,
          for doubtful accounts and sales returns and allowances                       28,576          24,211
        Inventories                                                                    26,870          23,156
        Prepaid and refundable income taxes                                               978           1,702
        Prepaid expenses and other current assets                                       2,348           2,371
                                                                                     --------         -------
                 Total current assets                                                  58,973          51,640
                                                                                     --------         -------
Property, plant and equipment, net of depreciation and amortization of $30,509 and $25,552 at September 28, 1996
        and December 30, 1995, respectively                                            83,782          79,156
                                                                                     --------         -------
Other assets:
        Goodwill, net of amortization                                                   6,452           6,589
        Deferred financing costs                                                          373             461
        Other assets                                                                      151             271
                                                                                     --------         -------
                 Total assets                                                       $ 149,731       $ 138,117
                                                                                     ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of debt                                                     $     932       $     878
        Current portion of capital lease obligations                                    1,312           1,249
        Accounts payable                                                               15,510          14,127
        Accrued expenses                                                                8,180           4,606
                                                                                     --------         -------
                 Total current liabilities                                             25,934          20,860
                                                                                     --------         -------
Long-term debt, less current portion                                                   39,076          37,082
                                                                                     --------         -------
Capital lease obligations, net of current portion                                       7,044           8,036
                                                                                     --------         -------
Deferred income taxes                                                                  10,961          10,523
                                                                                     --------         -------
Other long-term liabilities                                                             3,574           3,766
                                                                                     --------         -------
Redeemable preferred stock:
        Series A convertible, $.01 par value per share, liquidation preference $1,000 per share, 50,000 shares authorized.
        No shares issued and  outstanding.                                                --              --
Stockholders' equity:
        Common stock, $.01 par value per share, 20,000,000 shares authorized;
          8,021,097 shares issued and outstanding as of
          September 28, 1996 and December 30, 1995, respectively                           80              80
        Additional paid-in capital                                                     41,876          41,687
        Retained earnings                                                              22,524          17,397
        Cumulative translation adjustment                                              (1,338)         (1,314)
                                                                                     --------         -------
                 Total stockholders' equity                                            63,142          57,850
                                                                                     --------         -------
                 Total liabilities and stockholders' equity                         $ 149,731       $ 138,117
                                                                                     ========         =======


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                      Three Months Ended       Nine Months Ended
                                                    ----------------------   ---------------------
                                                     Sept. 28,   Sept. 30,    Sept. 28,   Sept. 30,
                                                        1996      1995           1996       1995
                                                    ----------- ----------   -----------  ---------
                                                         (Unaudited)              (Unaudited)
Net sales                                           $ 46,436     $ 37,984       $140,715    $125,302
Cost of products sold                                 35,685       30,640        109,355      97,134
                                                      ------       ------        -------      ------
Gross margin                                          10,751        7,344         31,360      28,168
Selling, general and administrative expenses           6,698        5,714         20,620      18,861
                                                      ------       ------        -------      ------
Operating income                                       4,053        1,630         10,740       9,307


Other expenses:
  Interest expense, net                                1,062          864          3,022       2,806
  Other, net                                               7           17             66          35
                                                      ------       ------        -------      ------
Income before provision for income taxes               2,984          749          7,652       6,466
Provision for income taxes                               985          251          2,525       2,166
                                                      ------       ------        -------      ------
Net income                                           $ 1,999     $    498       $  5,127    $  4,300
                                                      ======       ======        =======      ======
Earnings per common share (Note 1)                   $  0.24     $   0.06       $   0.62    $   0.52
                                                      ======       ======        =======      ======
Average shares outstanding (Note 1)                    8,324        8,297          8,314       8,295
                                                      ======       ======        =======      ======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                      Three Months Ended       Nine Months Ended
                                                    ----------------------   ---------------------
                                                     Sept. 28,   Sept. 30,    Sept. 28,   Sept. 30,
                                                        1996      1995           1996       1995
                                                    ----------- ----------   -----------  ---------
                                                         (Unaudited)              (Unaudited)
Cash flows from operating activities:
  Net income                                         $    1,999  $     498    $    5,127  $  4,300
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                       1,566      1,355         5,194     4,621
      Deferred income taxes                                 288        121           741       451
      Stock option compensation expense                      61         56           189       173
      Changes in operating assets and liabilities:
          Accounts receivable (net)                         810       (718)       (4,365)    1,657
          Inventories                                    (3,323)    (2,894)       (3,714)   (1,025)
          Prepaid expenses and other assets                (113)      (120)          564       (16)
          Accounts payable and accrued expenses           1,411      5,953         4,957       877
          Other long-term liabilities                       (52)      (270)         (192)     (472)
                                                      ---------   --------     ---------   -------
              Net cash provided by operating
                activities                                2,647      3,981         8,501    10,566
                                                      ---------   --------     ---------   -------
Cash flows from investing activities:
  Net purchase of property, plant and equipment         (2,666)     (4,445)       (9,581)   (9,908)
                                                      ---------   --------     ---------   -------
              Net cash used for investing
                activities                              (2,666)     (4,445)       (9,581)   (9,908)
                                                      ---------   --------     ---------   -------

Cash flows from financing activities:
  Repayments of capital leases                            (315)       (295)         (929)     (871)
  Repayment of term debt                                  (221)       (205)         (652)     (603)
  Capitalization of financing costs                         --          --           (14)       --
  Net borrowings on revolving line of credit               500       1,000         2,700     1,000
  Proceeds from exercise of stock options                   --          --            --        44
                                                      ---------   --------     ---------   -------
              Net cash provided by financing
                activities                                 (36)        500         1,105      (430)
                                                      ---------   --------     ---------   -------
Effect of exchange rates on cash                            (6)        (40)          (24)     (367)
Net decrease in cash and cash equivalents                  (61)         (4)            1      (139)
Cash and cash equivalents, beginning of period             262         200           200       335
                                                      ---------   --------     ---------   -------
Cash and cash equivalents, end of period             $     201  $      196    $      201  $    196
                                                      =========   ========     =========   =======


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of September 28, 1996 and December 30, 1995 and the results of their operations and cash flows for the three months and nine months ended September 28, 1996 and September 30, 1995. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

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

     Inventories at September 28, 1996 and December 30, 1995 consisted of the following:


                                          SEPTEMBER 28,    DECEMBER 30,
                                             1996              1995
                                            -------          --------
                                                 (In thousands)
        Raw materials                         $10,126          $10,028
        Work in process                         8,032            8,087
        Finished goods                          8,628            5,591
                                              -------          -------
           Inventory at FIFO                   26,786           23,706
        LIFO Reserve (Premium)                    (84)             550
                                              -------          -------
           Inventory at LIFO                  $26,870          $23,156
                                              =======          =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1995" ended December 30, 1995 and "Fiscal 1996" will end January 4, 1997. The first nine months of Fiscal 1995 and Fiscal 1996 ended September 30, 1995 and September 28, 1996, respectively.

RESULTS OF OPERATIONS - Quarterly Comparison

     Net sales for the third quarter of Fiscal 1996 increased $8.4 million, or 22.3%, to $46.4 million from $38.0 million for the third quarter of Fiscal 1995. The average gross sales price per yard increased 3.6%, to $4.02 for the third quarter of Fiscal 1996 from $3.88 for the third quarter of Fiscal 1995. This increase was due to changes in product sales mix. The gross volume of fabric sold increased 13.2%, to 10.0 million yards for the third quarter of Fiscal 1996 from 8.9 million yards for the third quarter of Fiscal 1995. The Company sold 25.1% more yards of middle to better-end fabrics and 2.6% fewer yards of promotional-end fabrics in the third quarter of Fiscal 1996 than in the third quarter of Fiscal 1995. The average gross sales price per yard of middle to better-end fabrics increased by 3.0%, to $4.40 in the third quarter of Fiscal 1996 as compared to $4.27 in the third quarter of Fiscal 1995. The average gross sales price per yard of promotional-end fabric increased by 0.9%, to $3.39 in the third quarter of Fiscal 1996 as compared to $3.36 in the third quarter of Fiscal 1995. Gross fabric sales within the United States increased 7.0%, to $32.2 million in the third quarter of Fiscal 1996 from $30.1 million in the third quarter of Fiscal 1995. Foreign and Export sales increased 89.8%, to $8.1 million in the third quarter of Fiscal 1996 from $4.3 million in the third quarter of Fiscal 1995. Gross yarn sales increased 63.2%, to $7.0 million in the third quarter of Fiscal 1996 from $4.3 million in the same period of Fiscal 1995.

     The gross margin percentage for the third quarter of Fiscal 1996 increased to 23.2% as compared to 19.3% for the third quarter of Fiscal 1995. The increase in gross profit margin was primarily due to 1.) improved absorption of fixed overhead costs because of higher production volume and 2.) improvements in the Company's manufacturing efficiencies.

     Selling, general and administrative expenses increased to $6.7 million for the third quarter of Fiscal 1996 from $5.7 million for the third quarter of Fiscal 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 14.4% in the third quarter of Fiscal 1996 from 15.0% in the third quarter of Fiscal 1995. The increase in selling, general and administrative expenses was due to increases in sales commissions, labor and fringe benefits, and sampling expenses. The decrease in the selling, general and administrative expenses as a percentage of net sales is attributable to the allocation of fixed selling costs over a higher sales base.

     Interest expense was $1.1 million for the third quarter of Fiscal 1996, an increase of $0.2 million compared to the third quarter of Fiscal 1995. Lower interest rates were offset by higher levels of borrowing on the Company's senior debt facility and higher commitment fees associated with the increased borrowing availability added in the fourth quarter of 1995.

     The effective tax rate decreased to 33.0% for the third quarter of Fiscal 1996 from 33.5% for the third quarter of Fiscal 1995. The decrease in the effective tax rate is due primarily to a reduction in the Company's effective state income tax rate.

     Net income for the third quarter of Fiscal 1996 increased to $2.0 million, or $0.24 per share, from $0.5 million, or $0.06 per share, for the third quarter of Fiscal 1995. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

RESULTS OF OPERATIONS - Nine-month Comparison

     Net sales for the first nine months of Fiscal 1996 increased $15.4 million or 12.3%, to $140.7 million from $125.3 million for the first nine months of Fiscal 1995. The average gross sales price per yard increased 4.1%, to $4.04 for the first nine months of Fiscal 1996 from $3.88 for the first nine months of Fiscal 1995. This increase was principally due to an increase in Foreign and Export sales which have higher-than-average selling prices. The gross volume of fabric sold increased 6.4%, to 30.9 million yards for the first nine months of Fiscal 1996 from 29.1 million yards for the first nine months of Fiscal 1995. The Company sold 16.2% more yards of middle to better-end fabrics and 6.7% fewer yards of promotional-end fabrics in the first nine months of Fiscal 1996 as in the first nine months of Fiscal 1995. The average gross sales price per yard of middle to better-end fabrics increased by 3.3%, to $4.42 in the first nine months of Fiscal 1996 as compared to $4.28 in the first nine months of Fiscal 1995. The average gross sales price per yard of promotional-end fabric increased by 2.4%, to $3.42 in the first nine months of Fiscal 1996 as compared to $3.34 in the first nine months of Fiscal 1995. Gross fabric sales within the United States increased 2.2%, to $100.8 million in the first nine months of Fiscal 1996 compared to $98.6 million for the first nine months of Fiscal 1995. Foreign and Export sales increased 69.9%, to $24.2 million in the first nine months of Fiscal 1996 from $14.2 million in the first nine months of Fiscal 1995. Gross yarn sales increased 23.5%, to $18.8 million in the first nine months of Fiscal 1996 from $15.2 million in the same period of Fiscal 1995.

     The gross margin percentage of 22.3% for the first nine months of Fiscal 1996 was 20 basis points lower than the gross margin percentage for the similar period of Fiscal 1995. With the exception of the first quarter of Fiscal 1996, when the Company's gross margin performance was 470 basis points lower than the comparable period of Fiscal 1995, increases in the Company's manufacturing efficiencies have resulted in an improvement in the Company's gross margin performance during Fiscal 1996, in comparison to the corresponding period of Fiscal 1995.

     Selling, general and administrative expenses increased to $20.6 million for the first nine months of Fiscal 1996 from $18.9 million for the first nine months of Fiscal 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 14.7% in the first nine months of Fiscal 1996 from 15.1% in the first nine months of Fiscal 1995. The increase in selling, general and administrative expenses was primarily due to increases in sales commissions, and labor and fringes related to the Company's higher sales volume during the period. The decrease as a percentage of net sales was due to a reduction in fixed costs during the period such as expenses associated with the Company's Mexican warehouse and sampling expense.

     Interest expense was $3.0 million for the first nine months of Fiscal 1996, an increase of $0.2 million compared to the first nine months of Fiscal 1995. Lower interest rates were offset by higher levels of borrowing on the Company's senior debt facility and higher commitment fees associated with the increased borrowing availability added in the fourth quarter of 1995.

     The effective tax rate decreased to 33.0% for the first nine months of Fiscal 1996 from 33.5% for the first nine months of Fiscal 1995. The decrease in the effective tax rate is due primarily to a reduction in the Company's effective state income tax rate.

     Net income for the first nine months of Fiscal 1996 increased to $5.1 million, or $0.62 per share, from $4.3 million, or $0.52 per share, for the first nine months of Fiscal 1995. For a discussion of "Earnings Per Share," see
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

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

     In December 1995, the Company amended its unsecured credit facility with several banks (the "Credit Agreement") and increased the facility to $50.0 million. As of September 28, 1996, the Company had $7.1 million outstanding under the Credit Agreement and unused availability of $42.4 million, net of outstanding letters of credit. Management believes that this facility will provide sufficient funding for the Company's capital expenditure and working capital needs for the foreseeable future. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

     Net capital expenditures for the first nine months of Fiscal 1995 were $9.9 million. Capital expenditures during the first nine months of Fiscal 1996 used $9.6 million of cash. Capital expenditures for 1996 were funded principally by internally generated cash flows. Management anticipates that capital expenditures will be approximately $13.0 million in Fiscal 1996 and will include the acquisition of additional manufacturing equipment.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               (A) Exhibits - 27.0 Financial Data Schedule

               (B) There were no reports on Form 8-K filed during the three months ended September 28, 1996.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               QUAKER FABRIC CORPORATION




Date:  November 4, 1996                      By:     /s/ Paul J. Kelly
       --------------------                         ----------------------
                                                    Paul J. Kelly
                                                    Vice President - Finance
                                                    and Treasurer
                                       9