Form 10-K405
period 1997-01-04
QUAKER FABRIC CORP /DE/
filed 1997-04-04
CIK 103341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED JANUARY 4, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                            QUAKER FABRIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                         04-1933106
         (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

               941 GRINNELL STREET
            FALL RIVER, MASSACHUSETTS                   02721
      (ADDRESS PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (508) 678-1951

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES:  X     NO:
                                         ---        ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                           ---
     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 31, 1997 was approximately $76.5 million.

     As of April 1, 1997, 8,321,097 shares of Registrant's common stock, par value $0.01 per share were outstanding.

                       Documents Incorporated by Reference

             Description of document                    Part of the Form 10-K
             -----------------------                    ---------------------

Portions of the Proxy Statement to be used in     Part III (Item 10 through Item 13)
 connection with the Registrant's 1997 Annual                 and Part IV
            Meeting of Stockholders.

       1996 Annual Report to Shareholders           Part II (Item 5 through Item 8)


                            Exhibit Index on Page 19

                                     PART I

ITEM 1.  BUSINESS


OVERVIEW

      Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarns, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design, cost and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics, including its soft, velvet-like Jacquard chenilles. The Company's revenues have grown from $123.4 million in 1992 to $198.9 million in 1996, a compound annual growth rate ("CAGR") of 12.7%.

      Quaker has been producing upholstery fabric for over fifty years and is a full-service supplier of Jacquard and plain woven upholstery fabric to the furniture market. Quaker's current product line consists of over 3,000 traditional, contemporary, transitional and country fabric patterns intended to meet the styling and design, color, texture, quality and pricing requirements of promotional through middle to higher-end furniture manufacturers, and the Company introduces approximately 700 new products to the market annually. Management believes that Jacquard fabrics, with their detailed designs, provide furniture manufacturers with more product differentiation opportunities than any other fabric construction on the market. In addition, technological advances in the speed and flexibility of the Jacquard loom have reduced the cost of producing Jacquard fabrics, enabling them to compete more effectively with prints, velvets, flocks, tufts and other plain woven products.

      The Company sells its upholstery fabrics to over 600 domestic furniture manufacturers, including virtually every significant domestic manufacturer of upholstered furniture. Quaker also distributes its fabrics internationally. In 1996, fabric sales outside the United States of $35.7 million represented approximately 20.2% of gross fabric sales. Quaker's October 1996 introduction of its Whitaker Collection, a branded line of a select group of the Company's better-end products, has resulted in incremental sales to a number of well known higher-end furniture manufacturers. Management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order.

      During the past five years, Quaker has invested more than $51 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, improve product quality and produce the more complex fabrics associated with the Company's successful penetration of the middle to better-end segment of the upholstery fabric market. During 1997, Quaker plans to spend approximately $17.9 million on additional manufacturing equipment to accelerate the growth of its specialty yarn business, respond to anticipated increases in demand for its fabric products, and achieve its marketing, productivity, quality, service and financial objectives.

      The Company produces all of its yarn and fabric products in its four manufacturing plants in Fall River, Massachusetts, where Quaker has over one million square feet of manufacturing space. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Tupelo, Mississippi, and Los Angeles, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and maintains inventory in Holland.

HISTORY

     On March 24, 1997, the Company consummated a public offering of 3,400,000 shares of Common Stock, of which 300,000 shares were issued and offered by the Company and 3,100,000 shares were offered by selling stockholders (the "Offering"). The price to the public per share of Common Stock was $13.50. In connection with the Offering, one of the selling stockholders granted to the underwriters an over-allotment option to buy up to 510,000 additional shares of Common Stock, which option expires on April 17, 1997.

THE INDUSTRY

      Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be approximately $2.0 billion annually. Management estimates the size of the international fabric market to be at least twice that of the domestic market. Due to the capital intensive nature of the fabric manufacturing process and the importance of economies of scale in the industry, the domestic industry is concentrated, with the top 15 upholstery fabric manufacturers, including Quaker, accounting for over 80% of the total market. Most of the largest U.S. fabric producers have expanded their export sales, capitalizing on their size, distribution capabilities, technology advantages and broad product lines. Management believes that over the last several years furniture manufacturers have moved toward more highly styled Jacquard fabrics, at the expense of less distinctive fabrics, such as flocks, plaids, plains, prints, stripes, tufts and velvets. Within the Jacquard segment, price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where fabric styling and design considerations typically play a more important role.

      Demand for upholstery fabric is a function of demand for upholstered furniture. The upholstered furniture market has grown from $5.4 billion in 1991 to $7.4 billion in 1995. Total upholstered furniture demand is affected by population growth and demographics, consumer confidence, disposable income, geographic mobility, housing starts, and home sales. Although the domestic residential furniture industry is cyclical, periods of decline have been relatively brief, with industry shipments decreasing in only two years since 1975.

      The upholstery fabric covering a sofa, chair, or other piece of furniture is one of the most significant factors influencing a furniture buyer's selection. Purchase decisions are based primarily on the consumer's evaluation of aesthetics, comfort, durability, quality and price. As a result, the fabric decisions a furniture manufacturer makes play a critical role in its ability to gain a product differentiation advantage at the retail level.

      Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by certain trends:

(i) As "baby boomers" mature to the 35-64 year age group over the next decade, they will be reaching their highest earnings power. This age group includes the largest consumers of residential furniture.

(ii) Consolidation in the furniture industry is resulting in fewer, but larger, customers for upholstery fabric manufacturers. These larger customers typically prefer to purchase their fabric requirements from a small number of vendors able to provide a broad range of product choices, handle their volume requirements and offer focused, customized service.

(iii) Homes are decorated more casually today than they were a decade ago, resulting in a trend toward more comfortable furniture, as well as "motion furniture." Historically, motion furniture was typically covered with less expensive flock, plain, tufted or velvet fabrics. The development of softer, more durable and highly styled Jacquards has allowed motion furniture manufacturers to improve their profit margins by differentiating their products.

(iv) Pushed by consumers demanding immediate product delivery, the furniture industry has increased its focus on just-in-time manufacturing methods and shorter delivery lead times.

(v) Both consumers and furniture manufacturers have placed increased emphasis on product quality, enabling fabric manufacturers with effective quality control systems to gain a competitive advantage.

(vi) Technological advances in the speed and flexibility of the Jacquard loom have reduced the cost of producing Jacquard fabrics, enabling them to compete more effectively with prints, velvets, flocks, tufts and other plain woven products.

STRATEGY

      Quaker's strategy to further its growth and financial performance objectives includes:

      Increasing Sales to the Middle to Better-End Segment. To capitalize on the consolidation trend in the furniture industry, the Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics by increasing the breadth and depth of its product line. Sales of the Company's middle to better-end fabrics, which the Company first began emphasizing in the early 1990s, have increased from $66.3 million, or 56.3% of total fabric sales in 1992, to $121.7 million, or 69.0% of total fabric sales in 1996, a CAGR of 16.4%.

      Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its growth strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker. As a result, the Company's international sales have increased from $18.3 million in 1992 to $35.7 million in 1996, a CAGR of 18.2%.

      Capitalizing on the Growth of the Casual Furniture Segment. Based upon its leading position in the Jacquard market and its own internally produced chenille yarns, management believes Quaker is well positioned to benefit from the growth of the casual furniture segment, where soft, durable, distinctive fabrics, such as Quaker's Jacquard and other chenilles, are in increasing demand.

      Penetrating Related Fabric Markets. Management believes the superior styling and performance characteristics of the Company's fabrics provide opportunities to penetrate markets related to Quaker's core residential fabric business. The Company has specifically targeted the contract (office and institutional) and recreational vehicle markets, where management believes Quaker's Jacquard chenille fabrics will provide the Company with a clear product advantage. The Company has also targeted additional sales to the decorative jobber (distributors to the interior design trade) market, where management believes the Company's recently introduced Whitaker Collection will have broad appeal.

      Growing Specialty Yarn Sales. Quaker is a leading producer of specialty yarns and management believes it is the world's largest producer of chenille yarns. Sales of the Company's specialty yarns have increased from $7.8 million in 1992 to $26.8 million in 1996, a CAGR of 36.2%. In addition to the popularity of the Company's current line of specialty yarns, including its proprietary, abrasion-resistant Ankyra chenille yarns, Quaker regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's growing list of yarn customers. Quaker intends to increase sales by targeting new markets and applications for its specialty yarns.

COMPETITIVE STRENGTHS

      Management believes that the following competitive strengths distinguish Quaker from its competitors and that these strengths serve as a solid foundation for the Company's growth strategy:

      Product Design and Development Capabilities. Management believes that Quaker's reputation for design excellence and product leadership is, and will continue to be, the Company's most important competitive strength.

      Focus on Jacquard Fabrics. Management believes the detailed, copyrighted designs of the Company's Jacquard fabrics have enabled it to compete primarily based on superior styling and design, contributing to Quaker's strong gross margin performance.

      Broad Product Offering. The breadth and depth of Quaker's product line enables the Company to be a full-service supplier of Jacquard and plain woven fabrics to virtually every significant domestic manufacturer of upholstered furniture.

      Vertical Integration. Using Quaker's own specialty yarns in the production of its fabrics provides the Company with significant design, cost and delivery advantages.

      State-of-the-Art Manufacturing Equipment. Management believes the Company has one of the most modern, efficient and technologically advanced manufacturing bases in the industry.

PRODUCTS

      The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.50 to $18.00 per yard. While most of the Company's fabrics are sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker label in October 1996. In 1996 the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $3.40 per yard and $4.43 per yard, respectively, compared to $3.35 and $4.27, respectively, in 1995. The average gross sales price per yard of the Company's fabrics was $4.05 in 1996, compared to $3.88 in 1995.

      Quaker's product line consists of low to medium pick (from 6 through 14 picks per inch) woven fabrics, purchased primarily by manufacturers of promotional-end furniture; and medium to high pick (from 15 through 60 picks per inch) woven fabrics, purchased primarily by manufacturers of middle to higher-end furniture. In the textile industry, "picks per inch" refers to the number of times the filling, or weft, yarn in a fabric crosses the warp yarn in that fabric. Lower pick fabrics generally require the use of bulkier filling yarns in order to effectively "fill" each inch of space to be "covered" and, therefore, most lower pick fabrics have less well-defined designs and a considerable amount of "texture" to them. Conversely, the higher pick content of the Company's middle to better-end fabrics makes it possible for these fabrics to have more well-defined design features and to present a smoother, finer, more sophisticated appearance than its promotional-end fabrics.

      Quaker's product line is focused on fabrics with complex designs referred to in the industry as "Jacquards," because of the special Jacquard equipment, or heads, required to produce them, and also includes a broad assortment of striped, plaid, and plain fabrics. All of Quaker's looms are equipped with Jacquard heads. The use of these heads makes it possible to vary the pattern, color, and texture of both the filling and warp yarns in a fabric. Fabrics manufactured on looms without Jacquard heads have a much more limited range of possible designs.

      Quaker's product offerings are noted for their wide use of chenille yarns, which have a soft, velvet-like feel. To take advantage of casual furniture trends, and to capitalize on the rapid growth of the motion furniture market, Quaker developed a soft chenille yarn with superior abrasion resistance to compete effectively with flocks, velvets and tufted fabrics. The Company markets the line of chenille fabrics it produces using these yarns under its Ankyra label. Through a licensing agreement with Monsanto Company, a number of the Company's Ankyra-based chenille fabrics, as well as certain other fabrics in its line, have been "Wear-Dated" by Monsanto.

      The Company has taken steps to expand both the breadth and depth of the Company's product portfolio by increasing the number of fabrics designed to meet the needs of manufacturers of middle to higher-end upholstered furniture products, and expanding the number of fabrics and styles offered at each price point and in each styling category to provide all of the Company's customers with more product choices. Quaker's broad product line is very important from a competitive standpoint. It enhances the ability of the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. In 1996, to generate additional business from manufacturers of higher-end upholstered furniture, the Company began offering a select group of its middle to better-end products exclusively to those customers under its Whitaker label. Sales of the Company's middle to better-end fabrics have increased from $66.3 million, or 56.3% of total fabric sales in 1992, to $121.7 million, or 69.0% of total fabric sales in 1996.

NEW PRODUCT DEVELOPMENT AND DESIGN

      Although management believes fashion trends in the upholstery industry do not change significantly from year to year, consumer tastes in upholstery fabric do change over time. Therefore, it is important to identify emerging fashion needs and to develop new products responsive to those needs. Management believes Quaker's design staff has an established reputation for design excellence and product leadership.

      The Company's design department has overall responsibility for the development of new upholstery fabric patterns for sale by the Company. Although the Company purchases artwork from independent artists, the Company's staff of professional designers and designer technicians creates the majority of the designs on which the Company's fabric patterns are based and also determines the construction of those patterns. The design department uses state-of-the-art CAD equipment to reduce the new product development cycle.

      The development of each new fabric line requires four to five months. The first step in the new product development process is the preparation of a merchandising plan for the line. The Company's merchandising plans are based on extensive input from Quaker's sales representatives, senior managers, and major customers and provide both a broad outline of the number of new products to be included within each major styling category (e.g., contemporary, traditional, transitional, and country), as well as the number of new products to be created for sale at each of the major price points within those styling categories.

      In addition, because of the design, cost, and delivery advantages of Quaker's vertically integrated manufacturing operations, substantial emphasis is placed on making maximum use of the Company's internally produced yarns during the fabric development process. After each new fabric merchandising plan is developed, members of the Company's fabric design and yarn development staffs meet to identify the design staff's yarn requirements for the Company's next fabric line and many of Quaker's proprietary yarns trace their origins to this design-driven process. Quaker's engineering and manufacturing staffs also play a key role in the new product development process by reviewing each proposed new product to evaluate its impact on the Company's raw material costs, equipment utilization rates and quality performance. Although some plain, striped and plaid fabrics remain in the Company's product line for 10 years or more, a successful product typically has a life of two to three years.

      Quaker's design staff also regularly creates custom patterns for customers seeking to differentiate their products for distribution purposes, hit a certain price point at the retail level, or meet a particular styling need in the market they serve. These patterns, which are not part of Quaker's "open line," are known in the industry as "Specials."

SALES AND MARKETING

  UPHOLSTERY FABRICS

      Net fabric sales during 1996 were $171.9 million, or approximately 86.4% of the Company's net sales. The Company sells its upholstery fabrics to over 600 furniture manufacturers worldwide, including substantially all of the largest domestic manufacturers of upholstered furniture. Fabric sales to the Company's top 25 customers accounted for approximately 40.8% of 1996 net sales. None of the Company's customers accounted for more than 5% of net sales during 1996.

      The Company uses a direct marketing force of 19 sales representatives, two of whom are based in Quaker's Mexico City distribution center, to market its fabrics in the United States and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of 27 independent commissioned agents appointed to represent the Company in Europe, the Far East, Australia, New Zealand, the Middle East, and Central and South America. All agents located outside the United States are supervised by the Company's staff of four full-time export sales managers with offices at the Company's headquarters.

      Quaker's United States customers market their products through two annual national furniture industry trade shows held in April and October in High Point, North Carolina, as well as through various regional shows. These shows provide most of Quaker's customers with the opportunity to introduce their new furniture lines to their major retail customers in a single setting. Quaker's design and marketing process is closely linked to these trade shows. The Company develops two major lines for introduction to the Company's customers at the Showtime Fabric Fairs held in High Point in January and July of each year. Almost all major U.S. furniture manufacturers attend Showtime to begin selecting fabric for the new lines of sofas and other upholstered furniture products that they will exhibit at the April and October High Point Furniture Markets. The Company also introduces two less extensive lines in April and October of each year to respond to competitive opportunities identified at the January and July Showtime trade shows.

      Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, Dubai, Germany, Italy, and Mexico, as well as certain trade shows in the United States aimed at the international market. Foreign sales of fabric accounted for approximately 20.2% of Quaker's gross fabric sales during 1996.

      In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains four distribution centers from which its customers may purchase the Company's products directly. These facilities are located in Los Angeles, California; Mexico City, Mexico; High Point, North Carolina; and Verona, Mississippi. The Company also maintains inventory in Roosendaal, Holland.

  SPECIALTY YARNS

      Net yarn sales during 1996 were $25.7 million, or approximately 12.9% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted, taslan, and chenille. Quaker is a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarn, a soft pile yarn which produces a velvet-like fabric. Chenille yarns, and fabrics made out of chenille yarns, have become increasingly popular over the past several years, in part, as a result of the recent trend toward softer, more casual home furnishings and apparel. The Company's specialty yarns are sold under the name of Nortex Yarns to manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products, as well as manufacturers of sweaters and other apparel. The Company has approximately 55 yarn customers.

      Management believes the technical expertise of Quaker's yarn development staff provides the Company with an important competitive advantage by enabling Quaker to create and market innovative specialty yarns to meet its customers' styling and performance criteria. For example, the creation of Quaker's line of Ankyra chenille yarns was an important product breakthrough for both Quaker and its yarn customers. Historically, chenille yarns have had difficulty meeting the durability standards required for use in fabrics which are likely to be subjected to heavy wear, such as car seats and certain home furnishings products. Quaker's yarn development staff created a finished chenille yarn with superior abrasion resistance and the Company was recently notified that the United States Patent and Trademark Office had approved its application for patent protection of the Company's Ankyra process.

      Quaker's Ankyra technology has enabled the Company to expand the sale of its chenille yarns to makers of end products for which both softness and durability are important. Management believes that this will prove to be a source of further growth in the Company's yarn sales. In addition, the Company believes that a number of the other specialty yarns developed by Quaker's yarn development technicians have significant revenue potential and that important market opportunities exist for all of its specialty yarns outside the United States.

MANUFACTURING

      All of Quaker's fabrics and yarns are manufactured at the Company's four Fall River, Massachusetts manufacturing facilities and management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order. The Company's objective is to operate its production facilities on a five to five and one half-day week, three-shift schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules.

      The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of home furnishings products and apparel in the United States. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include the application of a latex backing, to enhance the durability and performance characteristics of the end product, as well as a stain-resistant finish upon customer request, and a final product quality inspection prior to shipment to the Company's customers.

      Quaker has added approximately 200 new looms to its manufacturing base since the 1989 Acquisition and the addition of these newer looms has increased both production capacity and efficiency, without a proportionate increase in labor costs. All of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without being limited by equipment-related design constraints.

      The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

      During the past five years, the Company placed in service more than $51 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives. During 1997 the Company plans to purchase approximately $17.9 million of manufacturing equipment. Management believes that during each of the next several years additional capital equipment will be needed to meet anticipated demand for the Company's products.

QUALITY ASSURANCE

      Management believes that product quality is a significant competitive factor in both the domestic and international fabric markets and has established aggressive performance objectives for the Company in this area.
Quaker's quality initiatives include:

      - The introduction of a revised group incentive program in certain of its production departments to factor quality into the overall compensation programs in these areas.

      - Inspection of all incoming raw materials to ensure they meet the Company's product specifications and to provide prompt feedback to vendors when defects are discovered so that corrective actions may be undertaken immediately.

      - The assignment of additional quality control staff to each of the Company's weaving areas and to various other quality-critical production departments to identify defects early in the manufacturing process.

      - A final quality inspection of the Company's yarn and fabric products before they are released for shipment.

      - The use of statistical process control reports to provide continuous monitoring of the Company's performance against industry standards and its own internal quality standards.

      -   Progress toward ISO 9001 certification.

      In addition to these measures, the built-in quality control features and more precise settings on the new production equipment the Company has placed in service since 1990 have also played an important role in the Company's efforts to provide defect-free products to its customers.

      Primarily as a result of the Company-wide quality improvement program implemented in early 1996, the Company's quality-related return rate, as a percentage of total yards shipped, improved from 0.8% in 1995 to 0.6% in 1996, and the Company's sales of second-quality fabric decreased by 45.3%, from $3.9 million in 1995 to $2.2 million in 1996.

TECHNOLOGY

      As part of Quaker's overall strategy to improve productivity and achieve a service advantage over its competitors, the Company strives to introduce new technologies into its operations whenever possible. Quaker's efforts in this area include: (i) the use of its MRP II system to provide computer support to the Company's manufacturing operations; (ii) the use of CAD equipment to reduce the time required to bring its new products to market, including the design of "Specials"; (iii) the use of bar-coding systems to improve both the efficiency of its own manufacturing operations and service to its customers; and (iv) the use of electronic Jacquard heads and other production equipment equipped with microprocessors to improve manufacturing efficiencies and reduce unit costs.

      During 1996, the Company completed a comprehensive re-evaluation of its data processing systems and developed a long-range information systems plan intended to meet the Company's future management information needs and to provide new and innovative technology solutions to the Company's customers. As a result of this study, Quaker is in the process of upgrading its MRP II system to an Enterprise Resource Planning ("ERP") system, with a full conversion to ERP expected during 1998. Management believes that the installation of the Company's new ERP system will enhance Quaker's ability to meet its quality and service objectives by: (i) providing Quaker's customers with direct access to the system to check the status of their orders; (ii) reducing delivery lead times by improving the Company's ability to accurately forecast its raw material requirements, provide better and more timely information to its vendors and schedule its production operations more efficiently; and (iii) providing computerized support to the Company's quality control system and ISO 9001 certification efforts.

      The Company's CAD equipment is used not only to develop new fabric designs but also to prepare plastic Jacquard cards for use with the Company's mechanical Jacquard heads, and computer disks for use with Quaker's newer electronic Jacquard heads. These plastic cards and computer disks contain precise instructions about the construction of the particular fabric pattern to be woven; however, the use of computer disks substantially reduces the amount of equipment downtime required for style changes, resulting in improved manufacturing efficiencies. See "Business -- New Product Development and Design."

      The Company first introduced bar-coding technology in certain of its operations in 1993. In 1997, Quaker plans to introduce bar-coding technology in the balance of its manufacturing areas so that material movement can be traced electronically from receiving to shipping.

      Much of the new equipment Quaker has added to its manufacturing base over the past five years is equipped with microprocessors and other electronic controls. In particular, all the Jacquard heads purchased by the Company since 1993 are electronic, substantially reducing the amount of time it takes to change from the production of one fabric pattern to the next, and contributing to improved productivity in Quaker's manufacturing areas.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain of the yarns the Company produces internally and purchases from other manufacturers. Substantially all of the raw materials used by the Company are purchased from primary producers with manufacturing operations in the United States. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying market for petrochemicals in general. Historically, the Company has been able to pass through a substantial portion of any increases in its raw material costs; however, the Company experienced significant increases in certain raw material prices in 1995 which it was not able to pass through fully to its customers during 1995 and which contributed to a reduction in the Company's 1995 gross margin.

      Future price levels of raw materials will depend upon supply and demand conditions, the general inflation rate, and overall economic conditions. Although other sources are available, the Company currently procures approximately one-half of its raw material components from two major industry suppliers, one of which is the sole supplier of a filament yarn used in the Company's chenille manufacturing operations. Generally, Quaker has not experienced any significant difficulty in meeting its raw material needs, expects that it will be able to obtain adequate amounts to meet future requirements, and seeks to identify alternate sources for all critical raw material components.

COMPETITION

      The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of market, where competition is weighted more heavy toward fabric styling and design considerations. Although the Company has experienced no significant competition in the United States from imports to date, changes in foreign exchange rates or other factors could make imported fabrics more competitive with the Company's products in the future.

      The Company's principal competitors include: Burlington House Upholstery Division of Burlington Industries Inc., Culp, Inc., Joan Fabrics Corporation, the Mastercraft Division of Collins & Aikman Corporation and Valdese Weavers, Inc. Several of the companies with which the Company competes have greater financial resources than the Company. The Company's products compete with other upholstery fabrics and furniture coverings, including prints, flocks, tufts, velvets and leather.

BACKLOG

      As of January 4, 1997, the Company had orders pending for approximately $29.1 million of fabric and yarn compared to $24.5 million as of December 30, 1995. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

TRADEMARKS, PATENTS, COPYRIGHTS

      The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra chenille yarns. The Company has recently been notified that the United States Patent and Trademark Office has approved its application for patent protection of the proprietary manufacturing process developed by Quaker to produce these yarns. Quaker has also filed an application with the United States Patent and Trademark Office for registration of its Whitaker mark.

INSURANCE

      The Company maintains general liability and property insurance. The costs of insurance coverage vary generally and the availability of certain coverages has fluctuated in recent years. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

EMPLOYEES

      The Company is the largest manufacturer, and the second largest private sector employer, in Fall River, Massachusetts. As of January 5, 1997, Quaker employed 1,647 persons, including 1,339 production employees, 111 technical and clerical employees, and 197 exempt employees and commissioned sales representatives. The Company's employees are not represented by a labor union, and management believes that employee relations are good.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT   (See Item 10 herein)

     The executive officers of the Company are as follows:

                                                                                                        OFFICER
               NAME            AGE                         POSITION                                     SINCE
               ----            ---                         --------                                     -------

      Larry A. Liebenow........53        President, Chief Executive Officer, and Director                1989
      Anthony Degomes..........56        Vice President - New Business Development                       1991
      James A. Dulude..........41        Vice President - Manufacturing                                  1990
      Thomas J. Finneran.......57        Vice President - Sales                                          1982
      Cynthia L. Gordan........49        Vice President, Secretary, and General Counsel                  1989
      Thomas Muzekari..........56        Vice President - Marketing                                      1996
      Beatrice Spires..........35        Vice President - Styling and Design                             1996
      Paul J. Kelly............52        Vice President - Finance and Treasurer                          1989
      J. Duncan Whitehead......54        Vice President - Technology and Dev., and Yarn Sales            1990

      Larry A. Liebenow. Mr. Liebenow has served as President, Chief Executive Officer, and a Director of the Company since September 1989. From July 1983 until September 1989, Mr. Liebenow was Chairman of the Board and President of Nortex International, Inc. ("Nortex International"). From September 1971 to July 1983, Mr. Liebenow served as the Chief Operating Officer of Grupo Pliana, S.A., a Mexican yarn and upholstery fabric manufacturing concern.

      Anthony Degomes. Mr. Degomes has been employed by the Company since September 1989 and has served as Vice President - New Business Development since March 1996. Mr. Degomes served as Vice President - Styling and Design of the Company from September 1991 to March 1996. From December 1990 to September 1991, Mr. Degomes served as the Company's Director of Styling and Design. From September 1989 to November 1990, Mr. Degomes served as the Vice President - Styling, Design and Development of the Company's Nortex
Division. From March 1984 to September 1989, Mr. Degomes served as the Vice President in charge of Styling and Development for Nortex International.

      James A. Dulude. Mr. Dulude has been employed by the Company since May 1986 and has served as Vice President - Manufacturing since August 1995. Mr. Dulude served as Vice President - Purchasing, Planning and MIS from November 1990 to August 1995. Mr. Dulude served as the Company's Director of Purchasing and Planning from May 1989 to November 1990, Director of Planning and Scheduling from July 1988 to May 1989, and Director of Information Systems from May 1986 to July 1988.

      Thomas J. Finneran. Mr. Finneran has been employed by the Company since January 1982, and has served as Vice President - Sales since March 1996. Mr. Finneran served as Vice President - Marketing from July 1988 to March 1996 and Vice President - Sales from January 1982 to July 1988. From 1973 to January 1982, Mr. Finneran was responsible for sales and marketing of velvets, Jacquard and dobbie product lines at Joan Fabrics Corporation.

      Cynthia L. Gordan. Ms. Gordan has been employed by the Company since March 1988 and has served as Vice President, Secretary, and General Counsel of the Company since March 1989. Ms. Gordan is also responsible for the Company's Risk Management, Investor Relations and Human Resources functions. From April 1986 to November 1987, Ms. Gordan served as a Senior Associate in the Corporate Department of the Chicago law firm of Katten Muchin & Zavis. From November 1981 to April 1986, Ms. Gordan was employed by The General Electric Company where she served first as the Vice President and General Counsel of General Electric's life, property, and casualty insurance affiliates in Providence, Rhode Island, and later as the strategic planner and acquisition specialist for a division of General Electric Capital Corporation.

      Paul J. Kelly. Mr. Kelly has served as Chief Financial Officer of the Company since December 1989, and since November 1993 has also had responsibility for working with industry and institutional analysts. From January 1988 to December 1989, Mr. Kelly was the co-founder and President of International Business Brokers and Consultants Ltd., a business broker and consulting firm. From December 1977 to December 1987, Mr. Kelly served as Chief Financial Officer of Ferranti Ocean Research Equipment, Inc., an international manufacturing concern. From February 1973 to December 1977, he was a certified public accountant with Arthur Andersen & Co.

      Thomas Muzekari. Mr. Muzekari has served as Vice President - Marketing since March 1996. From September 1989 until February 1996, Mr. Muzekari was the Vice President - Marketing for Collins & Aikman's Velvet Division.

      M. Beatrice Spires. Ms. Spires has been employed by the Company since September 1995 and has served as Vice President - Styling and Design since March 1996. From September 1995 to March 1996, Ms. Spires served as Quaker's Director of Design. From July 1992 to September 1995, Ms. Spires was Vice President - Merchandising for Collins & Aikman's Velvet Division. From September 1991 to July 1992, Ms. Spires was Merchandising Manager at Collins & Aikman.

      J. Duncan Whitehead. Mr. Whitehead has served as Vice President - Technology and Development, and Yarn Sales since August 1995. Mr. Whitehead served as Vice President - Yarn Sales and Development from May 1990 to August 1995. From September 1989 to May 1990, Mr. Whitehead was the Vice President
- Sales and Marketing for the Company's Nortex Division. From July 1983 to September 1989, Mr. Whitehead served as Vice President of Sales and Marketing for Nortex International.

      The Company's President, Secretary, and Treasurer are elected annually by the Board at its first meeting following the annual meeting of stockholders. All other executive officers hold office until their successors are chosen and qualified.

ITEM 2.  PROPERTIES

PROPERTIES

      Quaker is headquartered in Fall River, Massachusetts where it currently has four facilities, three used primarily for manufacturing purposes, including warehouse space. The fourth facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. The Company has three distribution centers in the United States and one in Mexico. The table below sets forth certain information relating to the Company's current facilities:

                    LOCATION              STATUS            PURPOSE          BUILDING AREA(SF)    OWNERSHIP
-----------------------------------------------------------------------------------------------------------
            Grinnell Street, Fall River...Active        Manufacturing              728,000        Owned
            Quequechan Street, Fall River.Active        Manufacturing              244,000        Owned
            Davol Street, Fall River......Active        Offices/Warehouse          245,000        Owned
            Ferry Street, Fall River......Active        Manufacturing              193,000        Owned
            Verona, Mississippi...........Active        Distribution Center         20,000        Owned
            City of Industry, California..Active        Distribution Center         17,286        Leased(1)
            Mexico City, Mexico...........Active        Distribution Center          9,000        Leased(2)
            High Point, North Carolina....Active        Distribution Center          8,500        Leased(3)

(1) Lease expires October 1, 2001.
(2) Lease expires February 5, 1997. The Company is in the process of negotiating a renewal.
(3) Lease expires July 31, 2001.

      The Company also maintains inventory at a public warehouse in Roosendaal, Holland. Quaker has sales offices in Fall River, Massachusetts; Mexico City, Mexico; Hickory and High Point, North Carolina; Chicago, Illinois; Tupelo, Mississippi; and Los Angeles, California. All of the Company's sales offices, except the one in Fall River, Massachusetts, are leased.

ENVIRONMENTAL MATTERS

      The Company's operations are subject to numerous federal, state, and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company's facilities are located in industrial areas and, therefore, there is the possibility of incurring environmental liabilities as a result of historic operations at the Company's sites. Environmental liability can extend to previously owned or leased properties, properties owned by third parties, and properties currently owned or leased by the Company. Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation. In addition, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities. Liability under CERCLA is strict as well as joint and several. Further, certain of the Company's manufacturing areas are subject to OSHA's "Comprehensive Cotton Dust Standard." Environmental laws and regulations are subject to change in the future, and any failure by the Company to comply with present or future laws or regulations could subject it to future liabilities or interruption of production which could have a material adverse effect on the Company. In addition, changes in environmental regulations could restrict the Company's ability to expand its facilities or require the Company to incur substantial unexpected other expenses to comply with such regulations.

      In particular, the Company is aware of soil and groundwater contamination relating to the use of certain underground fuel oil storage tanks at its Fall River facilities. The Company has notified the Commonwealth of Massachusetts regarding these releases. The Company's ultimate clean-up costs relating to these underground storage tanks cannot be predicted with certainty at this time. In addition, during the fourth quarter of 1993 the Company removed and encapsulated asbestos at two of its facilities and the Company has an on-going asbestos management program in place to appropriately maintain the asbestos that remains present at its facilities. At Quaker's former facility in Claremont, New Hampshire, it has been determined that there is oil-contaminated soil, as well as groundwater contamination, resulting from a leak during the mid-1970s from an underground fuel storage tank. The Company has agreed to indemnify the purchaser for clean-up costs subject to certain limitations. The Company has also agreed to indemnify the purchaser of the Company's former facility in Leominster, Massachusetts, for certain environmental contingencies.

      The Company has accrued reserves for environmental matters based on information presently available. Based on this information and the Company's established reserves, the Company does not believe that these environmental matters will have a material adverse effect on either the Company's financial condition or results of operations. However, there can be no assurance that these reserves will be adequate or that the costs associated with environmental matters will not increase in the future.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings other than routine legal proceedings incidental to its business, which, in the opinion of management, are immaterial in amount or are expected to be covered by the Company's insurance carriers.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The information set forth under the captions "Summary Quarterly Financial Data," and "Liquidity and Capital Resources" on pages 31 and 30, respectively, of Quaker's 1996 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

      The information set forth under the caption "Selected Financial Data," on page 12 of Quaker's 1996 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 26 to 30 of Quaker's 1996 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information set forth under the captions, "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Summary Quarterly Financial Data," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," on pages 13 to 25, and 31 of Quaker's 1996 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item will be included in the Proxy Statement to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be included in the Proxy Statement to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be included in the Proxy Statement to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K

      (i)   Financial Statements  (incorporated by reference, see Item 8)

      Consolidated Balance Sheets -- January 4, 1997 and December 30, 1995 Consolidated Statements of Income -- For the years ended January 4, 1997, and December 30, 1995
      Consolidated Statements of Changes in Stockholders' Equity -- For the years ended
            January 4, 1997, December 30, 1995, and December 31, 1994 Consolidated Statements of Cash Flows -- For the years ended January 4,
            1997,
            December 30, 1995, and December 31, 1994
      Notes to Consolidated Financial Statements
      Report of Independent Public Accountants

      (ii)  Financial Statement Schedules

            The following financial statement schedule of the Company included herein should be read in conjunction with the audited financial statements incorporated by reference in this Form 10-K.

            Schedule II   - Valuation and Qualifying Accounts

            All other schedules for the Company are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K
      None.

(c)   Exhibits

            3(i)  -    Certificate of Incorporation of the Company, as
                       amended.(1)

            3(ii) -    By-laws of the Company.(1)

            10.1  -    Loan and Security Agreement, dated as of October 31,
                       1990, between the Company and Continental Bank N.A., as amended by Amendments Nos. 1 through 9 thereto.(1)

            10.2  -    Securities Purchase Agreement, dated April 13, 1993,
                       among the Company, MLGA Fund II, L.P. and MLGAL Partners, as amended by Amendment No. 1 thereto.(1)

            10.3  -    Subscription Agreement, dated March 12, 1993, among the
                       Company and MLGA Fund II, L.P., Nortex Holdings, Inc.,
                       QFC Holdings Corporation, and Larry Liebenow.(1)

            10.4  -    Shareholders Agreement, dated March 12, 1993, by and
                       among the Company, Larry Liebenow, Ira Starr, and Sangwoo
                       Ahn.(1)

            10.5  -    Employment Agreement, dated as of March 12, 1993, between
                       the Company and Larry A. Liebenow.(1)

            10.6  -    Director Indemnification Contract, dated October 18,
                       1989, between the Company and Larry A. Liebenow.(1)

            10.7  -    Director Indemnification Contract, dated October 18,
                       1989, between the Company and Roberto Pesaro.(1)

            10.8  -    Director Indemnification Contract, dated April 15, 1992,
                       between the Company and Samuel A. Plum.(1)

            10.9  -    Director Indemnification Contract, dated May 2, 1991,
                       between the Company and Andrea Gotti-Lega.(1)

            10.10 - Severance Contract, dated August 15, 1988, between the Company and Thomas J. Finneran.(1)

            10.11 - Severance Contract, dated May 26, 1989, between the Company and James Dulude.(1)

            10.12 - Severance Contract, dated December 1, 1988, between the Company and Cynthia Gordan.(1)

            10.13 - Equipment Financing Lease Agreement, dated September 18, 1992, between QFR and United States Leasing Corporation.(1)

            10.14 - Equipment Financing Lease Agreement, dated September 29, 1992, between QFR and KeyCorp Leasing pursuant to a Notice of Assignment from U.S. Leasing.(1)

            10.15 - Equipment Financing Lease Agreement, dated February 16, 1989, between QFR and Key Financial Services, Inc.(1)

            10.16 - Equipment Financing Lease Agreement, dated September 22, 1992, between QFR and Dana Commercial Credit Corporation (Fleet National Bank).(1)

            10.17 - Equipment Financing Lease Agreement, dated October 8, 1992, between QFR and Capital Associates International, Inc.(1)

            10.18 - Equipment Financing Loan Agreement, dated August 31, 1992, between QFR and HCFS Business Equipment Corporation.(1)

            10.19 - Equipment Financing Lease Agreement, dated September 13, 1991, between QFR and Sovran Leasing and Finance Corp/NationsBanc Leasing Corp.(1)

            10.20 - Equipment Financing Lease Agreement, dated December 18, 1990, between QFR and IBM Credit Corporation.(1)

            10.21 - Equipment Financing Lease Agreement, dated May 5, 1993, between QFR and The CIT Group.(1)

            10.22 - Equipment Financing Lease Agreement, dated June 30, 1993, between QFR and AT&T Commercial Finance Corporation.(1)

            10.23 - Chicago, Illinois Showroom Lease, dated July 1, 1989, between the Company and LaSalle National Bank, Trustee.(1)

            10.24 - Hickory, North Carolina Showroom Lease, dated June 15, 1993, between the Company and Hickory Furniture Mart, Inc.(6)

            10.25 - High Point, North Carolina Showroom Lease, dated November 6, 1991, between the Company and Market Square Limited Partnership.(1)

            10.26 - Los Angeles, California Showroom Lease, dated September 23, 1992, between the Company and The L.A. Mart.(1)

            10.27 - Tupelo, Mississippi Showroom Lease, dated December 14, 1992, between the Company and Mississippi Furniture Market, Inc.(6)

            10.28 - Mexico City, Mexico Warehouse Lease, dated June 6, 1993, between Quaker Fabric Mexico, S.A. de C.V. and Irene Font Byrom.(1)

            10.29 - Licensing Agreement, dated May 17, 1990, between the Company as Licensee and General Electric Company.(1)

            10.30 - Licensing Agreement, dated September 24, 1990, between the Company as Licensee and Amoco Fabrics and Fibers Company.(1)

            10.31 - Software Licensing Agreement, dated October 29, 1987, between the Company as Licensee and System Software Associates.(1)

            10.32 - Licensing Agreement, dated June 5, 1974, between the Company and E.I. DuPont de Nemours & Company, Inc.(1)

            10.33 - Licensing Agreement, dated October 17, 1988, between the Company as Licensee and Monsanto Company.(1)

            10.34 - Licensing Agreement, dated July 28, 1987, between the Company as Licensee and Phillips Fibers Corporation.(1)

            10.35 - Software Licensing Agreement, dated July 7, 1988, between the Company as Licensee and Software 2000, Inc.(1)

            10.36 - Licensing Agreement, dated February 1, 1977, between the Company as Licensee and 3M.(1)

            10.37 - Software Licensing Agreement, dated April 8, 1992, between the Company as Licensee and Premenos Corporation.(1)

            10.38 - Software Licensing Agreement, dated March 19, 1993, between the Company as Licensee and Sophis U.S.A., Inc.(1)

            10.39 - Quaker Fabric Corporation 1993 Stock Option Plan and Form of Option Agreement thereunder.(1)

            10.40 - Option to Purchase Common Stock issued to Nortex Holdings, Inc., effective April 13, 1993.(1)

            10.41 - Amendment No. 1, dated as of October 25, 1993, to Shareholders Agreement, dated March 12, 1993, by and among the Company, Nortex Holdings, Inc., MLGA Fund II, L.P., MLGAL Partners, W. Wallace McDowell, Jr., William Ughetta, and Ira Starr.(1)

            10.42 - Quaker Fabric Corporation Deferred Compensation Plan and related Trust Agreement.(2)

            10.43 -    Form of Split Dollar Agreement with Senior Officers.(2)

            10.44 - Credit Agreement, dated as of June 29, 1994, by and among the Company, The First National Bank of Boston, and Continental Bank, N.A.(3)

            10.45 - Equipment Schedule No. 5, dated as of September 14, 1994, to Master Lease Agreement, dated as of May 5, 1993, between QFR and the CIT Group/Equipment Financing, Inc.(4)

            10.46 - Commission and Sales Agreement, dated as of April 25, 1994, between QFR and Quaker Fabric Foreign Sales Corporation.(4)

            10.47 - Stock Option Agreement, dated as of July 28, 1995, between the Company and Eriberto R. Scocimara.(5)

            10.48 - Amended and Restated Credit Agreement, dated December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(5)

            10.49 - Note Purchase and Private Shelf Agreement, dated December 18, 1995, among the Company, Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)

            10.50 - Guarantee Agreement, dated as of December 18, 1995, among the Company, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)

            10.51 - Amendment Agreement No. 1, dated as of March 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(5)

            10.52 - 1996 Stock Option Plan for Key Employees of QFR, dated April 26, 1996.(6)

            10.53 - Amendment Agreement No. 2, dated as of October 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(6)

            10.54 - Software License Agreement dated October 31, 1996 between the Company and System Software Associates Inc.(6)

            10.55 -    Medical Expense Reimbursement Plan.(6)

            10.56 - High Point, North Carolina Warehouse Lease, dated April 1, 1996 between QFR and C&M Investments of High Point, Inc.(6)

            10.57 - Standard Industrial Lease Agreement, dated May 10, 1996, between CIIF Associates II Limited Partnership and QFR.(6)

            10.58 - Rights Agreement dated March 4, 1997 between the Company and The First National Bank of Boston relating to the Company's Stockholder Rights Plan. (6)

            10.59 -    1997 Stock Option Plan.(6)

            10.60 - Amendment, dated as of February 24, 1997, to Employment Agreement between the Company and Larry A. Liebenow.(6)

            13    -    1996 annual report to security holders. Included in this
                       exhibit are those portions of the annual report to security holders which are expressly incorporated by reference in this filing.

            21    -    Subsidiaries. (5)

            23    -    Consent of Arthur Andersen LLP.

            27    -    Financial Data Schedule.

------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-69002, initially filed with the Securities and Exchange Commission on September 17, 1993, as amended.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

(6) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-21957, initially filed with the Securities and Exchange Commission on February 25, 1997, as amended.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                                  QUAKER FABRIC CORPORATION

                                                  By  /s/ Larry A. Liebenow
                                                      --------------------------
                                                      LARRY A. LIEBENOW
                                                      CHIEF EXECUTIVE OFFICER,
                                                        PRESIDENT, AND DIRECTOR

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                    Date
          ---------                     -----                    ----

/s/ Larry A. Liebenow         Chief Executive Officer,        March 31, 1997
--------------------------      President, and Director
   (Larry A. Liebenow)


/s/ Paul J. Kelly             Vice President -- Finance       March 31, 1997
--------------------------      (Chief Financial and
      (Paul J. Kelly)           Accounting Officer)


/s/ Sangwoo Ahn               Chairman of the Board           March 31, 1997
--------------------------
      (Sangwoo Ahn)


/s/ Perry J. Lewis            Director                        March 31, 1997
--------------------------
     (Perry J. Lewis)


/s/ Eriberto R. Scocimara     Director                        March 31, 1997
--------------------------
 (Eriberto R. Scocimara)


/s/ Ira Starr                 Director                        March 31, 1997
--------------------------
       (Ira Starr)

                                                                    SCHEDULE II

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
  For the years ended December 31, 1994, December 30, 1995 and January 4, 1997
                             (Dollars in thousands)


                                                                                         Net
                                                      Balance at      Provisions      Deductions         Balance
                                                      Beginning       Charged to        from              at end
           Descriptions                               of Period       Operations      Allowances        of Period
           ------------                               ----------      ----------      ----------        ---------
Year ended December 31, 1994
  Bad Debt Reserve ...............................      $1,650          $1,417         $(1,883)           $1,184
  Sales Returns & Allowances Reserve .............         400           4,938          (4,608)              730

Year Ended December 30, 1995
  Bad Debt Reserve ...............................      $1,184          $1,878         $(1,706)           $1,356
  Sales Returns & Allowances Reserve .............         730           4,218          (4,319)              629

Year Ended January 4, 1997
  Bad Debt Reserve ...............................      $1,356          $  921         $(1,002)           $1,275
  Sales Returns & Allowances Reserve .............         629           4,923          (4,775)              777