Form 10-Q
period 1997-04-05
QUAKER FABRIC CORP /DE/
filed 1997-05-19
CIK 103341

  ----------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 1997
                                       OR

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

         As of May 5, 1997, 8,321,097 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        April 5,        January 4,
                                                                                          1997            1997
                                                                                      ------------    ------------
                                                                                       (Unaudited)      (Audited)
ASSETS
Current assets:
             Cash and cash equivalents                                                  $     259      $     385
             Accounts receivable, less allowances of $2,034 and $2,052 at
               April 5, 1997 and January 4, 1997, respectively,
               for doubtful accounts and sales returns and allowances                      27,135         26,261
             Inventories                                                                   28,511         27,737
             Prepaid and refundable income taxes                                              702            694
             Prepaid expenses and other current assets                                      1,950          2,837
                                                                                        ---------      ---------
                           Total current assets                                            58,557         57,914
                                                                                        ---------      ---------
Property, plant and equipment, net of depreciation and amortization of $34,016 and $32,121 at April 5, 1997
   and January 4, 1997, respectively                                                       84,590         84,045
                                                                                        ---------      ---------
Other assets:
             Goodwill, net of amortization                                                  6,347          6,397
             Deferred financing costs                                                         297            322
             Other assets                                                                     195            154
                                                                                        ---------      ---------
                           Total assets                                                 $ 149,986      $ 148,832
                                                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Current portion of debt                                                    $     970      $     951
             Current portion of capital lease obligations                                   1,493          1,532
             Accounts payable                                                              13,068         14,384
             Accrued expenses                                                               8,881          8,427
                                                                                        ---------      ---------
                           Total current liabilities                                       24,412         25,294
                                                                                        ---------      ---------
Long-term debt, less current portion                                                       31,481         35,731
                                                                                        ---------      ---------
Capital lease obligations, net of current portion                                           6,218          6,504
                                                                                        ---------      ---------
Deferred income taxes                                                                      12,020         11,649
                                                                                        ---------      ---------
Other long-term liabilities                                                                 2,927          3,082
                                                                                        ---------      ---------
Redeemable preferred stock:
             Series A convertible, $.01 par value per share, liquidation preference
               $1,000 per share, 50,000 shares authorized.  No shares issued and
               outstanding                                                                   --             --
Stockholders' equity:
             Common stock, $.01 par value per share, 20,000,000 shares authorized;
               8,321,097 and 8,021,097 shares issued and outstanding as of
               April 5, 1997 and January 4, 1997, respectively                                 83             80
             Additional paid-in capital                                                    45,791         41,948
             Retained earnings                                                             28,469         25,959
             Cumulative translation adjustment                                             (1,415)        (1,415)
                                                                                        ---------      ---------
                           Total stockholders' equity                                      72,928         66,572
                                                                                        ---------      ---------
                           Total liabilities and stockholders' equity                   $ 149,986      $ 148,832
                                                                                        =========      =========

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                    Three Months Ended
                                                 ------------------------
                                                   April 5,     March 30,
                                                    1997          1996
                                                 ----------    ----------
                                                         (Unaudited)
Net sales                                          $53,198       $43,254
Cost of products sold                               40,099        33,957
                                                   -------       -------
Gross margin                                        13,099         9,297
Selling, general and administrative expenses         8,468         6,624
                                                   -------       -------
Operating income                                     4,631         2,673


Other expenses:
  Interest expense, net                                875           948
  Other, net                                             9            29
                                                   -------       -------
Income before provision for income taxes             3,747         1,696
Provision for income taxes                           1,237           560
                                                   -------       -------
Net income                                         $ 2,510       $ 1,136
                                                   =======       =======

Earnings per common share (Note 1)                 $  0.30       $  0.14
                                                   =======       =======

Average shares outstanding (Note 1)                  8,471         8,296
                                                   =======       =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                                April 5,        March 30,
                                                                                  1997            1996
                                                                               -----------    ------------
                                                                                       (Unaudited)
Cash flows from operating activities:
  Net income                                                                     $ 2,510        $ 1,136
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                                1,969          1,794
      Deferred income taxes                                                          371            168
      Stock option compensation expense                                              571             62
      Changes in operating assets and liabilities:
                             Accounts receivable (net)                              (874)        (1,185)
                             Inventories                                            (774)          (421)
                             Prepaid expenses and other current assets               839            708
                             Accounts payable and accrued expenses                  (862)           310
                             Other long-term liabilities                            (155)           (93)
                                                                                 -------        -------
                                 Net cash provided by operating activities         3,595          2,479
                                                                                 -------        -------


Cash flows from investing activities:
  Net purchase of property, plant and equipment                                   (2,440)        (3,276)
                                                                                 -------        -------
                                 Net cash used for investing activities           (2,440)        (3,276)
                                                                                 -------        -------

Cash flows from financing activities:
  Repayments of capital leases                                                      (325)          (305)
  Net borrowings (repayments of) revolving line of credit                         (4,000)         1,300
  Repayments of term debt                                                           (231)          (213)
  Proceeds from issuance of common stock, net of offering expenses                 3,275              0
  Capitalization of finance cost                                                       0            (14)
                                                                                 -------        -------
                                 Net cash (used) provided by financing
                                 activities                                       (1,281)           768
                                                                                 -------        -------
Effect of exchange rates on cash                                                       0             13
Net decrease in cash and cash equivalents                                           (126)           (16)
Cash and cash equivalents, beginning of period                                       385            200
                                                                                 -------        -------
Cash and cash equivalents, end of period                                         $   259        $   184
                                                                                 =======        =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


   The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of April 5, 1997 and January 4, 1997 and the results of their operations and cash flows for the three months ended April 5, 1997 and March 30, 1996. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.


EARNINGS PER COMMON SHARE

    Earnings per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. See
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending January 3, 1998 and does not believe that the effect of the adoption of this standard on the Company's earnings per share results would be materially different from the amounts presented in the accompanying statements of income.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


NOTE 2 - INVENTORIES

    Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out (LIFO) method.

    Inventories at April 5, 1997 and January 4, 1997 consisted of the following:


                            APRIL 5,      JANUARY 4,
                              1997          1997
                           ----------    ---------
                                (In thousands)
Raw materials               $11,079       $11,127
Work in process               8,822         8,421
Finished goods                8,701         8,280
                            -------       -------
    Inventory at FIFO        28,602        27,828
LIFO Reserve                     91            91
                            -------       -------
    Inventory at LIFO       $28,511       $27,737
                            =======       =======




ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1996" ended January 4, 1997 and "Fiscal 1997" will end January 3, 1998. The first three months of Fiscal 1996 and Fiscal 1997 ended March 30, 1996 and April 5, 1997, respectively.

RESULTS OF OPERATIONS

    Net sales for the first three months of Fiscal 1997 increased $9.9 million or 23.0%, to $53.2 million from $43.3 million for the first three months of Fiscal 1996. The average gross sales price per yard increased 4.4%, to $4.26 for the first three months of Fiscal 1997 from $4.08 for the first three months of Fiscal 1996. The gross volume of fabric sold increased 13.4%, to 11.0 million yards for the first three months of Fiscal 1997 from 9.7 million yards for the first three months of Fiscal 1996. The Company sold 21.9% more yards of middle to better-end fabrics and 0.2% more yards of promotional-end fabrics in the first three months of Fiscal 1997 than in the first three months of Fiscal 1996. The average gross sales price per yard of middle to better-end fabrics increased by 4.7%, to $4.70 in the first three months of Fiscal 1997 as compared to $4.49 in the first three months of Fiscal 1996. The average gross sales price per yard of promotional-end fabric decreased by 0.9%, to $3.41 in the first three months of Fiscal 1997 as compared to $3.44 in the first three months of Fiscal 1996. Gross fabric sales within the United

States increased 18.7%, to $38.9 million in the first three months of Fiscal 1997 from $32.7 million in the first three months of Fiscal 1996. Foreign and Export sales increased 16.4%, to $8.0 million in the first three months of Fiscal 1997 from $6.9 million in the first three months of Fiscal 1996. Gross yarn sales increased 57.2%, to $7.4 million in the first three months of Fiscal 1997 from $4.7 million in the same period of Fiscal 1996.

    The gross margin percentage for the first three months of Fiscal 1997 increased to 24.6% as compared to 21.5% for the first three months of Fiscal 1996. The increase in gross profit margin was primarily due to 1.) increased sales volume in the higher-margin middle to better-end and Foreign/Export fabrics and 2.) lower manufacturing costs from improved manufacturing efficiencies.

    Selling, general and administrative expenses increased to $8.5 million for the first three months of Fiscal 1997 from $6.6 million for the first three months of Fiscal 1996. Selling, general and administrative expenses as a percentage of net sales increased to 15.9% in the first three months of Fiscal 1997 from 15.3% in the first three months of Fiscal 1996. The increase in selling, general and administrative expenses as a percentage of net sales was due to the $480 thousand non cash increase in stock option amortization expense. This charge was due to the accelerated vesting of certain stock options as a result of the stock offering during the first quarter of 1997. Adjusting for this charge would have resulted in selling, general and administrative expenses as a percentage of net sales of 15.0% in the first three months of Fiscal 1997.

    Interest expense was approximately $0.9 million for the first three months of Fiscal 1997 and Fiscal 1996. Lower levels of senior debt financing, and lower capital lease and term debt obligations were partially offset by higher interest rates on the senior revolving line of credit.

    The effective tax rate was 33.0% for the first three months of Fiscal 1997, the same rate as for the first three month of Fiscal 1996.

    Net income for the first three months of Fiscal 1997 increased to $2.5 million, or $0.30 per share, from $1.1 million, or $0.14 per share, for the first three months of Fiscal 1996. For a discussion of "Earnings Per Share," see
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.


LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings, and equipment leasing. The Company's capital requirements have arisen principally in connection with expansion of the Company's production capacity, the equipment modernization program the Company has been executing to reduce manufacturing costs, and increased working capital needs associated with the growth of the Company's sales.

    In December 1995, the Company amended its unsecured credit facility with several banks (the "Credit Agreement") and increased the facility to $50.0 million. As of April 5, 1997, the Company had no outstanding balance under the Credit Agreement and had unused availability of $49.7 million, net of outstanding letters of credit. For a discussion of the "Credit Agreement," see
Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

    On March 24, 1997, the Company completed a public offering of 3.4 million shares of its common stock, of which 3.1 million shares were sold by selling stockholders and 300,000 were sold by the Company (the "1997 Offering"). The proceeds to the Company from the 1997 Offering were approximately $3.3 million, net of offering expenses.

    Net capital expenditures for the first three months of Fiscal 1996 were $3.3 million. Capital expenditures during the first three months of Fiscal 1997 used $2.4 million of cash. Capital expenditures for 1997 were funded by internally generated cash flows. Management anticipates that capital expenditures will total approximately $21.2 million in 1997, consisting of $14.4 million, plus the $3.3 million net proceeds to the Company from the 1997 Offering, primarily for new production equipment to expand chenille yarn capacity, increase weaving capacity, and support the Company's marketing, productivity, quality, service and financial performance objectives and $3.5 million to upgrade the Company's management information systems.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                           (A)      Exhibits

                                        27.0 - Financial Data Schedule

                           (B) The Company filed one Report on Form 8-K on February 24, 1997 to report the adoption of a stockholders' rights plan.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            QUAKER FABRIC CORPORATION




Date:  May 19, 1997                      By:   /s/   Paul J. Kelly
      ------------------------                ----------------------
                                               Paul J. Kelly
                                               Vice President - Finance
                                               and Treasurer