Form 10-Q
period 1997-07-05
QUAKER FABRIC CORP /DE/
filed 1997-08-12
CIK 103341

--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of August 5, 1997, 8,321,097 shares of Registrant's Common Stock, $0.01 par value, were outstanding.


--------------------------------------------------------------------------------

            PART I - FINANCIAL INFORMATION
            ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    July 5,       January 4,
                                                                                     1997            1997
                                                                                  -----------     -----------
                                                                                  (Unaudited)     (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                                                     $     284       $     385
     Accounts receivable, less allowances of $2,003 and $2,052 at
      July 5,1997 and January 4, 1997, respectively,
      for doubtful accounts and sales returns and allowances                          25,692          26,261
     Inventories                                                                      28,808          27,737
     Prepaid and refundable income taxes                                                 715             694
     Prepaid expenses and other current assets                                         2,127           2,837
                                                                                   ---------       ---------
            Total current assets                                                      57,626          57,914
                                                                                   ---------       ---------
Property, plant and equipment, net of depreciation and amortization of $34,591 and $32,121 at July 5, 1997
  and January 4, 1997, respectively                                                   90,061          84,045
                                                                                   ---------       ---------
Other assets:
     Goodwill, net of amortization                                                     6,302           6,397
     Deferred financing costs                                                            274             322
     Other assets                                                                        198             154
                                                                                   ---------       ---------
            Total assets                                                           $ 154,461       $ 148,832
                                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of debt                                                       $     990       $     951
     Current portion of capital lease obligations                                      1,451           1,532
     Accounts payable                                                                 11,096          14,384
     Accrued expenses                                                                  5,761           8,427
                                                                                   ---------       ---------
            Total current liabilities                                                 19,298          25,294
                                                                                   ---------       ---------
Long-term debt, less current portion                                                  38,226          35,731
                                                                                   ---------       ---------
Capital lease obligations, net of current portion                                      5,929           6,504
                                                                                   ---------       ---------
Deferred income taxes                                                                 12,434          11,649
                                                                                   ---------       ---------
Other long-term liabilities                                                            2,853           3,082
                                                                                   ---------       ---------
Redeemable preferred stock:
     Series A convertible, $.0l par value share, liquidation preference
       $1,000 per share, 50,000 shares authorized.  No shares issued and
       outstanding                                                                        --              --
Stockholders' equity:
     Common stock, $.01 par value per share, 20,000,000 shares authorized;
       8,321,097 and 8,021,097 shares issued and outstanding as of
       July 5, 1997 and January 4, 1997, respectively                                     83              80
     Additional paid-in capital                                                       45,783          41,948
     Retained earnings                                                                31,270          25,959
     Cumulative translation adjustment                                                (1,415)         (1,415)
                                                                                   ---------       ---------
            Total stockholders' equity                                                75,721          66,572
                                                                                   ---------       ---------
            Total liabilities and stockholders' equity                             $ 154,461       $ 148,832
                                                                                   =========       =========

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                   Three Months Ended          Six Months Ended
                                                  --------------------       --------------------
                                                  July 5,      June 29,      July 5,      June 29,
                                                   1997          1996         1997         1996
                                                  -------      -------      --------      -------
                                                      (Unaudited)                (Unaudited)
Net sales                                         $52,475      $51,025      $105,673      $94,279
Cost of products sold                              39,469       39,713        79,568       73,670
                                                  -------      -------      --------      -------
Gross margin                                       13,006       11,312        26,105       20,609
Selling, general and administrative expenses        7,986        7,298        16,454       13,922
                                                  -------      -------      --------      -------
Operating income                                    5,020        4,014         9,651        6,687

Other expenses:
 Interest expense, net                                820        1,012         1,695        1,960
 Other, net                                            19           30            28           59
                                                  -------      -------      --------      -------
Income before provision for income taxes            4,181        2,972         7,928        4,668
Provision for income taxes                          1,380          980         2,617        1,540
                                                  -------      -------      --------      -------
Net income                                        $ 2,801      $ 1,992      $  5,311      $ 3,128
                                                  =======      =======      ========      =======
Earnings per common share (Note 1)                $  0.32      $  0.24      $   0.62      $  0.38
                                                  =======      =======      ========      =======
Average shares outstanding (Note 1)                 8,743        8,319         8,596        8,309
                                                  =======      =======      ========      =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                       Three Months Ended          Six Months Ended
                                                     ----------------------      -----------------------
                                                     July 5,       June 29,       July 5,       June 29,
                                                       1997         1996           1997          1996
                                                     -------       -------       --------       -------
                                                          (Unaudited)                  (Unaudited)
Cash flows from operating activities:
Net income                                           $ 2,801       $ 1,992       $  5,311       $ 3,128
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Depreciation and amortization                       2,374         1,834          4,343         3,628
   Deferred income taxes                                 414           285            785           453
   Stock option compensation expense                       0            66            571           128
   Changes in operating assets and liabilities:
     Accounts receivable (net)                         1,443        (3,990)           569        (5,175)
     Inventories                                        (297)           30         (1,071)         (391)
     prepaid expenses and other current assets          (193)          (31)           646           677
     Accounts payable and accrued expenses            (5,092)        3,236         (5,954)        3,546

     Other long-term liabilities                         (74)          (47)          (229)         (140)
                                                     -------       -------       --------       -------
      Net cash provided by operating activities        1,376         3,375          4,971         5,854
                                                     -------       -------       --------       -------


Cash flows from investing activities:

   Net purchase of property, plant and equipment      (7,777)       (3,639)       (10,217)       (6,915)
                                                     -------       -------       --------       -------
       Net cash used for investing activities         (7,777)       (3,639)       (10,217)       (6,915)
                                                     -------       -------       --------       -------


Cash flows from financing activities:
 Repayments of capital leases                           (331)         (309)          (656)         (614)
 Net borrowings from revolving line of credit          7,000           900          3,000         2,200
 Repayments of term debt                                (235)         (218)          (466)         (431)
 Proceeds from issuance of common stock,
    net of offering expenses                              (8)            0          3,267             0
 Capitalization of finance cost                            0             0              0           (14)
                                                     -------       -------       --------       -------
       Net cash provided by financing activities       6,426           373          5,145         1,141
                                                     -------       -------       --------       -------
Effect of exchange rates on cash                           0           (31)             0           (18)
Net decrease in cash and cash equivalents                 25            78           (101)           62
Cash and cash equivalents, beginning of period           259           184            385           200
                                                     -------       -------       --------       -------
Cash and cash equivalents, end of period             $   284       $   262       $    284       $   262
                                                     =======       =======       ========       =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of July 5, 1997 and January 4, 1997 and the results of their operations and cash flows for the three months ended July 5, 1997 and June 29, 1996. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

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

         Inventories at July 5,1997 and January 4,1997 consisted of the following:

                          JULY 5,     JANUARY 4,
                           1997          1997
                         -------      -------
                             (In thousands)
Raw materials            $10,740       $11,127
Work in process            9,264         8,421
Finished goods             8,895         8,280
                         -------       -------
  Inventory at FIFO       28,899        27,828
LIFO Reserve                  91            91
                         -------       -------
  Inventory at LIFO      $28,808       $27,737
                         =======       =======

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1996" ended January 4, 1997 and "Fiscal 1997" will end January 3, 1998. The first six months of Fiscal 1996 and Fiscal 1997 ended June 29, 1996 and July 5, 1997, respectively.

RESULTS OF OPERATIONS- Quarterly Comparison

         Net sales for the second three months of Fiscal 1997 increased $1.4 million or 2.8%, to $52.5 million from $51.0 million for the second three months of Fiscal 1996. The second quarter of Fiscal 1997 was one week shorter than Fiscal 1996 due to the timing of the annual vacation shutdown. The average gross sales price per yard increased 4.2%, to $4.19 for the second three months of Fiscal 1997 from $4.02 for the second three months of Fiscal 1996. This increase was principally due to an increase in Foreign and Export sales which have a higher than average selling price, and to an increase in the average selling price of middle to better-end fabric sales. The gross volume of fabric sold decreased 2.6%, to 10.9 million yards for the second three months of Fiscal 1997 from 11.2 million yards for the second three months of Fiscal 1996. The Company sold 4.5% fewer yards of middle to better-end fabrics and 0.6% more yards of promotional-end fabrics in the second three months of Fiscal 1997 than in the second three months of Fiscal 1996. The average gross sales price per yard of middle to better-end fabrics increased by 7.6%, to $4.70 in the second three months of Fiscal 1997 as compared to $4.37 in the second three months of Fiscal 1996.

         The average gross sales price per yard of promotional-end fabric decreased by 1.2%, to $3.37 in the second three months of Fiscal 1997 as compared to $3.41 in the second three months of Fiscal 1996. Gross fabric sales within United States increased 0.3% to $35.9 million in the second three months of Fiscal 1997 from $35.8 million in the second three months of Fiscal 1996. Foreign and Export sales increased 6.9%, to $9.8 million in the second three months of Fiscal 1997 from $9.2 million in the first three months of Fiscal 1996. Gross yarn sales increased 10.9%, to $8.0 million in the second three months of Fiscal 1997 from $7.2 million in the same period of Fiscal 1996.

         The gross margin percentage for the second three months of Fiscal 1997 increased to 24.8% as compared to 22.2% for the second three months of Fiscal 1996. The increase in gross profit margin percentage was primarily due to 1.) lower manufacturing costs resulting from improved manufacturing efficiencies and 2.) improved manufacturing quality performance resulting in a decrease in sales of second quality fabric.

         Selling, general and administrative expenses increased to $8.0 million for the second three months of Fiscal 1997 from $7.3 million for the second three months of Fiscal 1996. Selling, general and administrative expenses as a percentage of net sales increased to 15.2% in the second three months of Fiscal 1997 from 14.3% in the second three months of Fiscal 1996. The increase in selling, general and administrative expenses was primarily due to increases in labor and fringe benefits, including continued expansion of the Company's design staff, increased fabric sampling, and expenses associated with the development of an initial fabric line to support the Company's entry into the contract market.

         Interest expense was $0.8 million for the second three months of Fiscal 1997, and $1.0 million for the second three months of Fiscal 1996. Lower levels of borrowing on the Company's senior debt and lower interest on capital leases and term debt were the primary reasons for the decrease.

         The effective tax rate was 33.0% for the second three months of Fiscal 1997, and Fiscal 1996.

         Net income for the second three months of Fiscal 1997 increased to $2.8 million, or $0.32 per share, from $2.0 million, or $0.24 per share, for the second three months of Fiscal 1996. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

RESULTS OF OPERATIONS - Six-month Comparison

         Net sales for the first half of Fiscal 1997 increased $11.4 million or 12.1%, to $105.7 million from $94.3 million for the first half of Fiscal 1996. The first half of Fiscal 1997 was one week shorter than Fiscal 1996 due to the timing of the annual vacation shutdown. The average gross sales price per yard increased 4.2%, to $4.22 for the first half of Fiscal 1997 from $4.05 for the first half of Fiscal 1996. This increase was principally due to an increase in Foreign and

Export sales which have a higher than average selling price and to a higher percentage of middle to better-end fabric sales.

         The gross volume of fabric sold increased 4.8%, to 21.9 million yards for the first half of Fiscal 1997 from 20.9 million yards for the first half of Fiscal 1996. The Company sold 7.6% more yards of middle to better-end fabrics and 0.4% more yards of promotional-end fabrics in the first half of Fiscal 1997 than in the first half of Fiscal 1996. The average gross sales price per yard of middle to bettering fabrics increased by 6.3% to $4.70 in the first half of Fiscal 1997 as compared to $4.42 in the first half of Fiscal 1996. The average gross sales price per yard of promotional fabric decreased by 1.2%, to $3.39 in the first half of Fiscal 1997 as compared to $3.43 in the first half of Fiscal 1996. Gross fabric sales within the United States were $74.8 million the first half of Fiscal 1997 an increase of 9.1% over the first half 1996 gross fabric sales of $68.5 million. Foreign and Export sales increased 11.0% to $17.8 million in the first half of Fiscal 1997 from $16.0 million in the first half of Fiscal 1996. Gross yarn sales increased 29.2% to $15.3 million in the first half of Fiscal 1997 from $11.9 million in the same period of Fiscal 1996.

         The gross margin percentage for the first half of Fiscal 1997 increased to 24.7% as compared to 21.9% for the first half of Fiscal 1996. The increase in the gross margin percentage was due to 1.) increase sales volume in the higher-margin middle to better-end and foreign/export fabric categories 2.) lower manufacturing costs resulting from improved manufacturing efficiencies, and 3.) improved manufacturing quality performance resulting in a decrease in sales of second quality fabric.

         Selling, general and administrative expenses increased to $16.5 million for the first half of Fiscal 1997 from $13.9 million for the first half of Fiscal 1996. Selling, general and administrative expenses as a percentage of net sales increased to 15.6% in the first half of Fiscal 1997 from 14.8% in the first half of Fiscal 1996. The increase in selling, general and administrative expenses was primarily due to increases in sales commissions, labor and fringe benefits, fabric sampling expenses, continued expansion of the design staff, and costs associated with the development of an initial fabric line to support the Company's entry into the contract market. A $480 thousand, non-cash increase in stock option amortization expense, due to complete vesting of certain stock options as a result of the 1997 Offering (as hereinafter defined), increased selling, general and administrative expenses as a percentage of net sales by 0.5%.

         Interest expense decreased to $1.7 million for the first half of Fiscal 1997 from $2.0 million in the first half of Fiscal 1996. Lower levels of senior debt financing, and lower capital lease and term debt obligations were the primary reasons.

         The effective tax rate was 33.0% for the first half of Fiscal 1997, and Fiscal 1996.

         Net income for the first half of Fiscal 1997 increased to $5.3 million, or $0.62 per share, from $3.1 million, or $0.38 per share, for the first half of Fiscal 1996. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 1O-K for the year ended January 4, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings and equipment leasing. The Company's capital requirements have arisen principally in connection with expansion of the Company's production capacity, the equipment modernization program the Company has been executing to reduce manufacturing costs, and increased working capital needs associated with the growth of the Company's sales.

         In December 1995, the Company amended its unsecured credit facility with several banks (the "Credit Agreement") and increased the facility to $50.0 million. As of July 5, 1997, the Company had $7.0 million outstanding under the Credit Agreement and had unused availability of $42.7 million, net of outstanding letters of credit. For a discussion of the "Credit Agreement," see
Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

         On March 24, 1997, the Company completed a public offering of 3.4 million shares of its common stock, of which 3.1 million shares were sold by selling stockholders and 0.3 million were sold by the Company (the "1997 Offerings"). The proceeds to the Company from the 1997 Offering were approximately $3.3 million, net of offering expenses.

         Net capital expenditures for the first half of Fiscal 1996 were $6.9 million. Capital expenditures during the first half of Fiscal 1997 used $10.2 million of cash. Capital expenditures during the first half of Fiscal 1997 were funded by internally generated cash flows. The Company recently announced plans to move forward with a $35.0 million capacity expansion program, of which approximately $16.0 million is expected to be spent in Fiscal 1997. This increases the total anticipated capital expenditures for Fiscal 1997 to $38.0 million. Capital expenditures will consist primarily of additional manufacturing equipment to support anticipated demand for the Company's fabric and yarn. Capital expenditures will be funded through internally generated cash, borrowing under the Credit Agreement, and the proceeds from the 1997 Offering. Management believes that the Company will have sufficient funding resources to meet its working capital and capital expenditure needs.







THIS DOCUMENT CONTAINS "FORWARD LOOKING STATEMENTS," AS THAT TERM IS DEFINED IN THE FEDERAL SECURITIES LAWS. THE READER IS CAUTIONED THAT SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THAT, AS A RESULT OF VARIOUS FACTORS, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. FOR A FURTHER DISCUSSION OF THESE FACTORS, SEE THE COMPANY'S 1996 FORM 10-K.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 2l, 1997, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified, the appointment of the Company's outside auditors for the year ended January 3, 1998 was ratified, and the 1997 Stock Option Plan, which provides for the grant to Company officers and other key employees options to purchase up to 500,000 shares of the Company's Common Stock, was ratified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set form below:

                                                                 Withheld         Broker
                                     For         Against         Abstained       Non-votes
                                     ---         -------         ---------       ---------
Election of directors:
     Sangwoo Ahn                   7,346,374         N/A           486,525              --
     Larry A. Liebenow             7,346,374         N/A           486,525              --
     Jerry I. Porras               7,350,874         N/A           482,025              --
     Eriberto R. Scocimara         7,267,874         N/A           565,025              --
Ratification of auditors           7,816,249       8,550             8,100              --
Ratification of 1997
        Stock Option Plan          5,123,477   1,344,795            56,913       1,307,714

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (A)      Exhibits

                           27.0 - Financial Data Schedule

         (B) There were no reports on Form 8-K filed during the three months ended July 5, 1997.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUAKER FABRIC CORPORATION

Date: August 7, 1997                      By: /s/ Paul J. Kelly
      ------------------------------          --------------------------
                                              Paul J. Kelly
                                              Vice President - Finance
                                              and Treasurer