Form 10-Q
period 1997-10-04
QUAKER FABRIC CORP /DE/
filed 1997-11-18
CIK 103341

-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1997

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

          As of November 3, 1997, 8,383,997 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

-------------------------------------------------------------------------------

           PART I - FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                October 4,     January 4,
                                                                   1997          1997
                                                                -----------   -----------
                                                                (Unaudited)    (Audited)

ASSETS
Current assets:

     Cash and cash equivalents                                 $       215   $       385
     Accounts receivable, less allowances of $1,672 and $2,052
       at October 4, 1997 and January 4, 1997, respectively,

       for doubtful accounts and sales returns and allowances       32,342        26,261
     Inventories                                                    31,118        27,737
     Prepaid and refundable income taxes                               744           694
     Prepaid expenses and other current assets                       2,178         2,837
                                                                ----------    ----------
           Total current assets                                     66,597        57,914
                                                                ----------    ----------
Property, plant and equipment, net of depreciation and
     amortization of $36,688 and $32,121 at October 4, 1997
        and January 4, 1997, respectively                           94,749        84,045
                                                                ----------    ----------
Other assets:
     Goodwill, net of amortization                                   6,253         6,397
     Deferred financing costs                                          249           322
     Other assets                                                      209           154
                                                                ----------    ----------
           Total assets                                        $   168,057   $   148,832
                                                                ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Current portion of debt                                   $       992   $       951
     Current portion of capital lease obligations                    1,409         1,532
     Accounts payable                                               16,218        14,384
     Accrued expenses                                                7,318         8,427
                                                                ----------    ----------
           Total current liabilities                                25,937        25,294
                                                                ----------    ----------
Long-term debt, less current portion                                41,384        35,731
                                                                ----------    ----------
Capital lease obligations, net of current portion                    5,635         6,504
                                                                ----------    ----------
Deferred income taxes                                               12,852        11,649
                                                                ----------    ----------
Other long-term liabilities                                          2,828         3,082
                                                                ----------    ----------
Redeemable preferred stock:

     Series A convertible, $.01 par value per share,
       liquidation preference $1,000 per share, 50,000 shares
       authorized.  No shares issued and outstanding.                --            --

Stockholders' equity:

     Common stock, $.01 par value per share, 20,000,000
       shares authorized; 8,383,397 and 8,021,097 shares issued
       and outstanding as of October 4, 1997 and
       January 4, 1997, respectively.                                   84            80
     Additional paid-in capital                                     46,402        41,948
     Retained earnings                                              34,350        25,959
     Cumulative translation adjustment                              (1,415)       (1,415)
                                                                ----------    ----------
           Total stockholders' equity                               79,421        66,572
                                                                ----------    ----------
           Total liabilities and stockholders' equity          $   168,057   $   148,832
                                                                ==========    ==========

                                        1

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                           Three Months Ended       Nine Months Ended
                                          --------------------    ---------------------
                                            Oct.4,    Sept.28,     Oct.4,     Sept.28,
                                            1997        1996        1997       1996
                                          --------    --------    --------   ----------
                                              (Unaudited)              (Unaudited)

Net sales                               $  55,130   $  46,436    $ 160,803   $ 140,715
Cost of products sold                      42,474      35,685      122,042     109,355
                                         --------    --------     --------    --------
Gross margin                               12,656      10,751       38,761      31,360
Selling, general and administrative expen   7,783       6,698       24,237      20,620
                                         --------    --------     --------    --------
Operating income                            4,873       4,053       14,524      10,740


Other expenses:

  Interest expense, net                       928       1,062        2,623       3,022
  Other, net                                   20           7           48          66
                                         --------    --------     --------    --------
Income before provision for income taxes    3,925       2,984       11,853       7,652
Provision for income taxes                    845         985        3,462       2,525
                                         --------    --------     --------    --------
Net income                              $   3,080   $   1,999    $   8,391   $   5,127
                                         ========    ========     ========    ========
Earnings per common share (Note         $    0.35   $    0.24    $    0.97   $    0.62
                                         ========    ========     ========    ========
Average shares outstanding (Note 1)         8,843       8,324        8,636       8,314
                                         ========    ========     ========    ========

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                           Three Months Ended         Nine Months Ended
                                          ----------------------    ---------------------
                                            Oct.4,     Sept.28,      Oct.4,     Sept.28,
                                            1997         1996         1997       1996
                                          ---------    ---------    --------   ----------
                                                (Unaudited)              (Unaudited)

Cash flows from operating activities:
  Net income                                $   3,080   $   1,999    $   8,391   $   5,127
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

      Depreciation and amortization             2,178       1,566        6,521       5,194
      Deferred income taxes                       418         288        1,203         741
      Stock option compensation expense            --          61          571         189
      Changes in operating assets and
      liabilities:

          Accounts receivable (net)            (6,650)        810       (6,081)     (4,365)
          Inventories                          (2,310)     (3,323)      (3,381)     (3,714)
          Prepaid expenses and other assets       (92)       (113)         554         564
          Accounts payable and accrued
          expenses                              6,679       1,411          725       4,957
          Other long-term liabilities             (25)        (52)        (254)       (192)
                                             --------    --------     --------    --------
             Net cash provided by operating     3,278       2,647        8,249       8,501
                                             --------    --------     --------    --------


Cash flows from investing activities:

  Net purchase of property, plant and
  equipment                                    (6,791)     (2,666)     (17,008)     (9,581)
                                             --------    --------     --------    --------
             Net cash used for investing act   (6,791)     (2,666)     (17,008)     (9,581)
                                             --------    --------     --------    --------

Cash flows from financing activities:

  Repayments of capital leases                   (336)       (315)        (992)       (929)
  Repayment of term debt                         (240)       (221)        (706)       (652)
  Capitalization of financing costs                --          --           --        (14)
  Net borrowings on revolving line of credit    3,400         500        6,400       2,700
  Proceeds from issuance of common stock,
    net of offering expenses                       --                   3,267
  Proceeds from exercise of common share stock    249          --         249           --
  options Tax benefit on stock options
  exercised                                       371          --         371
                                             --------    --------     --------    --------
              Net cash provided by financing
              activities                        3,444         (36)       8,589       1,105
                                             --------    --------     --------    --------
Effect of exchange rates on cash                   --          (6)          --         (24)
Net (decrease) increase in cash and cash
equivalents                                       (69)        (61)        (170)          1
Cash and cash equivalents, beginning of
period                                            284         262          385         200
                                             --------    --------     --------    --------
Cash and cash equivalents, end of period    $     215   $     201    $     215   $     201
                                             ========    ========     ========    ========

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - BASIS OF PRESENTATION


        The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of October 4, 1997 and January 4, 1997 and the results of their operations and cash flows for the three months and nine months ended October 4, 1997 and September 28, 1996. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.


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

        Inventories at October 4, 1997 and January 4, 1997 consisted of the following:


                                                     October 4,       January 4,
                                                       1997             1997
                                                       ----             ----
                                                           (In thousands)
Raw materials ..............................           $12,344           $11,127
Work in process ............................             9,691             8,421
Finished goods .............................             9,174             8,280
                                                       -------           -------
       Inventory at FIFO ...................            31,209            27,828
LIFO Reserve ...............................                91                91
                                                       -------           -------
    Inventory at LIFO ......................           $31,118           $27,737
                                                       =======           =======



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1996" ended January 4, 1997 and "Fiscal 1997" will end January 3, 1998. The first nine months of Fiscal 1996 and Fiscal 1997 ended September 28, 1996 and October 4, 1997, respectively.

Results of Operations - Quarterly Comparison

        Net sales for the third quarter of Fiscal 1997 increased $8.7 million or 18.7%, to $55.1 million from $46.4 million for the third quarter of Fiscal 1996. The Company benefited from one additional week of operations during the third quarter of Fiscal 1997 as compared to the third quarter of Fiscal 1996 due to the timing of the annual vacation shutdown. The average gross sales price per yard increased 4.7%, to $4.21 for the third quarter of Fiscal 1997 from $4.02 for the third quarter of Fiscal 1996. This increase was principally due to an increase in Foreign and Export sales which have a higher than average selling price, and to an increase in the average selling price of middle to better-end fabric sales. The gross volume of fabric sold increased 11.1%, to 11.2 million yards for the third quarter of Fiscal 1997 from 10.0 million yards for the third quarter of Fiscal 1996. The Company sold 6.4% more yards of middle to better-end fabrics and 19.1% more yards of promotional-end fabrics in the third quarter of Fiscal 1997 than in the third quarter of Fiscal 1996. The average gross sales price per yard of middle to better-end fabrics increased by 7.0%, to $4.71 in the third quarter of Fiscal 1997 as compared to $4.40 in the third quarter of Fiscal 1996.

        The average gross sales price per yard of promotional-end fabric increased by 1.5%, to $3.44 in the third quarter of Fiscal 1997 as compared to $3.39 in the third quarter of Fiscal 1996. Gross fabric sales within the United States increased 11.6%, to $36.0 million in the third quarter of Fiscal 1997 from $32.2 million in the third quarter of Fiscal 1996. Foreign and Export sales increased 34.5%, to $11.0 million in the third quarter of Fiscal 1997 from $8.1 million in the third quarter of Fiscal 1996. Gross yarn sales increased 31.2%, to $9.1 million in the third quarter of Fiscal 1997 from $7.0 million in the same period of Fiscal 1996.

        The gross margin percentage for the third quarter of Fiscal 1997 decreased to 23.0% as compared to 23.2% for the third quarter of Fiscal 1996. The decrease in gross profit margin percentage was primarily due to costs related to the rapid implementation of the Company's capacity expansion program. These costs include the effects of a 15% increase in the work force this year as well as the efforts to both add new manufacturing floor space and reorganize existing operations.

        Selling, general and administrative expenses increased to $7.8 million for the third quarter of Fiscal 1997 from $6.7 million for the third quarter of Fiscal 1996. Selling, general and administrative expenses as a percentage of net sales decreased to 14.1% in the third quarter of Fiscal 1997 from 14.4% in the third quarter of Fiscal 1996. The increase in selling, general and administrative expenses was primarily due to the increase in sales volume during the quarter while the decrease as a percentage of net sales is attributable to the allocation of fixed costs over a higher sales base.

        Interest expense was $0.9 million for the third quarter of Fiscal 1997, and $1.1 million for the third quarter of Fiscal 1996. Lower levels of borrowing on the Company's senior debt and lower interest on capital leases and term debt were the primary reasons for the decrease.

        The effective tax rate was 21.5% for the third quarter of Fiscal 1997, and 33.0% for the third quarter of Fiscal 1996. The decrease in the effective tax rate is due to a reduction in certain deferred and other tax liabilities. This reduction was in part caused by higher levels of anticipated benefits from the Company's foreign sales corporation and higher levels of tax credits. In addition, the Company has been seeking a historic preservation federal tax credit in excess of $450,000 in connection with the rehabilitation of its executive office and warehouse facility in Fall River, Massachusetts. However, the Company was notified on November 7, 1997 that its application was denied. The Company intends to seek reconsideration of its application, but there can be no assurance that the Company will ultimately qualify for the credit, or if it does qualify, of the amount of any such credit.

        Net income for the third quarter of Fiscal 1997 increased to $3.1 million, or $0.35 per share, from $2.0 million, or $0.24 per share, for the third quarter of Fiscal 1996. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.


Results of Operations - Nine-month Comparison

        Net sales for the nine months of Fiscal 1997 increased $20.1 million or 14.3%, to $160.8 million from $140.7 million for the first nine months of Fiscal 1996. The average gross sales price per yard increased 4.5%, to $4.22 for the first nine months of Fiscal 1997 from $4.04 for the first nine months of Fiscal 1996. This increase was principally due to an increase in Foreign and Export sales which have a higher than average selling price and to a higher percentage of middle to better-end fabric sales.

        The gross volume of fabric sold increased 6.9%, to 33.1 million yards for the first nine months of Fiscal 1997 from 30.9 million yards for the first nine months of Fiscal 1996. The Company sold 7.2% more yards of middle to better-end fabrics and 6.4% more yards of promotional-end fabrics in the first nine months of Fiscal 1997 than in the first nine months of Fiscal 1996. The average gross sales price per yard of middle to better-end fabrics increased by 6.3%, to $4.70 in the first nine months of Fiscal 1997 as compared to $4.42 in the first nine months of Fiscal 1996. The average gross sales price per yard of promotional-end fabric decreased by 0.3%, to $3.41 in the first nine months of Fiscal 1997 as compared to $3.42 in the first nine months of Fiscal 1996. Gross fabric sales within the United States were $110.7 million in the first nine months of Fiscal 1997 an increase of 9.9% over the first nine months of 1996 gross fabric sales of $100.8 million. Foreign and Export sales increased 18.9%, to $28.7 million in the first nine months of Fiscal 1997 from $24.2 million in the first nine months of Fiscal 1996. Gross yarn sales increased 30.0%, to $24.4 million in the first nine months of Fiscal 1997 from $18.8 million in the same period of Fiscal 1996.

        The gross margin percentage for the first nine months of Fiscal 1997 increased to 24.1% as compared to 22.3% for the first nine months of Fiscal 1996. The increase in the gross margin percentage was due to 1.) increased sales volume in the higher-margin middle to better-end and foreign/export fabric categories 2.) lower manufacturing costs resulting from improved manufacturing efficiencies during the first and second quarters of 1997, and 3.) improved manufacturing quality performance resulting in a decrease in sales of second quality fabric. The Fiscal 1997 gross margin was negatively impacted by the costs of rapid implementation of the capacity expansion program.

        Selling, general and administrative expenses increased to $24.2 million for the first nine months of Fiscal 1997 from $20.6 million for the first nine months of Fiscal 1996. Selling, general and administrative expenses as a percentage of net sales increased to 15.1% in the first nine months of Fiscal 1997 from 14.7% in the first nine months of Fiscal 1996. The increase in selling, general and administrative expenses was primarily due to increases in sales commissions, labor and fringe benefits, fabric sampling expenses, continued expansion of the design staff, and costs associated with the development of an initial fabric line to support the Company's entry into the contract market. A $480 thousand, non-cash increase in stock option amortization expense, due to accelerated vesting of certain stock options as a result of the 1997 Offering (as hereinafter defined), increased selling, general and administrative expenses as a percentage of net sales by 0.3%.

        Interest expense decreased to $2.6 million for the first nine months of Fiscal 1997 from $3.0 million in the first nine months of Fiscal 1996. Lower levels of senior debt financing, and lower capital lease and term debt obligations were the primary reasons.

        The effective tax rate was 29.2% for the first nine months of Fiscal 1997, and 33.0% for the first nine months of Fiscal 1996. The decrease in the effective tax rate is due to an adjustment in the third quarter reducing certain deferred and other tax liabilities. This reduction was in part caused by higher levels of anticipated benefits form the Company's foreign sales corporation and higher levels of tax credits.

        Net income for the first nine months of Fiscal 1997 increased to $8.4 million, or $0.97 per share, from $5.1 million, or $0.62 per share, for the first nine months of Fiscal 1996. For a discussion of "Earnings Per Share," see
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

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

        In December 1995, the Company amended its unsecured credit facility with several banks (the "Credit Agreement") and increased the facility to $50.0 million. As of October 4, 1997, the Company had $10.4 million outstanding under the Credit Agreement and had unused availability of $39.3 million, net of outstanding letters of credit. For a discussion of the "Credit Agreement," see
Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

        On March 24, 1997, the Company completed a public offering of 3.4 million shares of its common stock, of which 3.1 million shares were sold by selling stockholders and 0.3 million were sold by the Company (the "1997 Offering"). The proceeds to the Company from the 1997 Offering were approximately $3.3 million, net of offering expenses.

        Net capital expenditures for the first nine months of Fiscal 1996 were $9.6 million. Capital expenditures during the first nine months of Fiscal 1997 used $17.0 million of cash and were funded by internally generated cash flows, proceeds from 1997 Offering and borrowing under the Credit Agreement. In July 1997, the Company announced plans to move forward with a $35.0 million capacity expansion program, of which approximately $12.0 million is expected to be spent in Fiscal 1997. This increases the total anticipated capital expenditures for Fiscal 1997 to $34.0 million. Capital expenditures will consist primarily of additional manufacturing equipment to support anticipated demand for the Company's fabric and yarn, and will be financed through internally generated funds and borrowings under the Credit Agreement. Management believes that the Company will have sufficient funding resources to meet its working capital and capital expenditure needs for the next 12 months.

Subsequent Event

        On October 10, 1997, the Company renegotiated its Series A Notes due December 15, 2002 to increase the principal amount from $30.0 million to $45.0 million and to extend the maturity date from December 2002 to October 2007. The average interest rate of the Senior Notes was also increased from 6.81% to 7.15%. The net proceeds of $15.0 million will be used to reduce borrowings under the Credit Agreement and finance the Company's capacity expansion program.

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

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

                  (A) Exhibits

                      27.0 - Financial Data Schedule

                  (B) There were no reports on Form 8-K filed during the three months ended October 4, 1997.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           QUAKER FABRIC CORPORATION




Date:  November 17, 1997                     By:     /s/   Paul J. Kelly
       -----------------                             --------------------------
                                                           Paul J. Kelly
                                                       Vice President - Finance
                                                            and Treasurer