Form 10-K405
period 1998-01-03
QUAKER FABRIC CORP /DE/
filed 1998-04-03
CIK 103341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                            QUAKER FABRIC CORPORATION
               ---------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       04-1933106
              --------                                       ----------
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

        941 GRINNELL STREET
     FALL RIVER, MASSACHUSETTS                                  02721
       -------------------                                     -------
(ADDRESS PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (508) 678-1951
        -----------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

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

      The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 24, 1998 was approximately $174.3 million.

      As of March 24, 1998, 8,401,407 shares of Registrant's common stock, par value $0.01 per share were outstanding.

                       Documents Incorporated by Reference

    Description of document                           Part of the Form 10-K
    -----------------------                           ---------------------

Portions of the Proxy Statement to be used in       Part III (Item 10 through
connection with the Registrant's 1998 Annual           Item 13) and Part IV
        Meeting of Stockholders.



    1997 Annual Report to Shareholders           Part II (Item 5 through Item 8)



                            Exhibit Index on Page 20

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

        Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarns, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design, cost and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics, including its soft, velvet-like Jacquard chenilles. The Company's revenues have grown from $123.4 million in 1992 to $219.2 million in 1997, a compound annual growth rate ("CAGR") of 12.2%.

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

        The Company sells its upholstery fabrics to over 600 domestic furniture manufacturers, including virtually every significant domestic manufacturer of upholstered furniture. Quaker also distributes its fabrics internationally. In 1997, fabric sales outside the United States of $39.7 million represented approximately 20.9% of gross fabric sales. Quaker's October 1996 introduction of its Whitaker Collection, a branded line of a select group of the Company's better-end products, has resulted in incremental sales to a number of well known higher-end furniture manufacturers. Management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order.

        During the past five years, Quaker has invested more than $66 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, improve product quality and produce the more complex fabrics associated with the Company's successful penetration of the middle to better-end segment of the upholstery fabric market. During 1998, Quaker plans to spend approximately $45 million on additional manufacturing equipment to accelerate the growth of its specialty yarn business, respond to anticipated increases in demand for its fabric products, and further its marketing, productivity, quality, service and financial objectives.

        The Company produces all of its yarn and fabric products in its six manufacturing plants in Fall River, Massachusetts, where Quaker has over one million square feet of manufacturing space. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Tupelo, Mississippi, and Los Angeles, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and maintains inventory in Holland.

HISTORY

      In March and April of 1997, the Company consummated an underwritten public offering of 3,400,000 shares of Common Stock, of which 300,000 shares were sold by the Company and 3,276,000 shares were sold by selling stockholders (the "Offering"), including 176,000 shares sold by one of the selling stockholders pursuant to an over-allotment option granted to the underwriters. The price to the public per share of Common Stock was $13.50.

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

        Demand for upholstery fabric is a function of demand for upholstered furniture. The upholstered furniture market has grown from $5.4 billion in 1991 to $8.7 billion in 1997. Total upholstered furniture demand is affected by population growth and demographics, consumer confidence, disposable income, geographic mobility, housing starts, and home sales. Although the domestic residential furniture industry is cyclical, periods of decline have been relatively brief, with industry shipments decreasing in only two years since 1975.

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

        Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by certain trends:

(i) Consolidation in the furniture industry is resulting in fewer, but larger, customers for upholstery fabric manufacturers. These larger customers typically prefer to purchase their fabric requirements from a small number of vendors able to provide a broad range of product choices, handle their volume requirements and offer focused, customized service.

(ii) Homes are decorated more casually today than they were a decade ago, resulting in a trend toward more comfortable furniture, as well as "motion furniture." Historically, motion furniture was typically covered with less expensive flock, plain, tufted or velvet fabrics. The development of softer, more durable and highly styled Jacquards has allowed motion furniture manufacturers to improve their profit margins by differentiating their products.

(iii) Pushed by consumers demanding immediate product delivery, the furniture industry has increased its focus on just-in-time manufacturing methods and shorter delivery lead times.

(iv) Both consumers and furniture manufacturers have placed increased emphasis on product quality, enabling fabric manufacturers with effective quality control systems to gain a competitive advantage.

(v) Technological advances in the speed and flexibility of the Jacquard loom have reduced the cost of producing Jacquard fabrics, enabling them to compete more effectively with prints, velvets, flocks, tufts and other plain woven products.

STRATEGY

        Quaker's strategy to further its growth and financial performance objectives includes:

        Increasing Sales to the Middle to Better-End Segment. To capitalize on the consolidation trend in the furniture industry, the Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics by increasing the breadth and depth of its product line. Sales of the Company's middle to better-end fabrics, which the Company first began emphasizing in the early 1990s, have increased from $66.3 million, or 56.3% of total fabric sales in 1992, to $132.8 million, or 69.8% of total fabric sales in 1997, a CAGR of 14.9%.

        Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its growth strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker. As a result, the Company's international sales have increased from $18.3 million in 1992 to $39.7 million in 1997, a CAGR of 16.7%.

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

        Growing Specialty Yarn Sales. Quaker is a leading producer of specialty yarns and management believes it is the world's largest producer of chenille yarns. Approximately 82% of the chenille yarn manufactured by the Company is used in the production of the Company's fabric. The balance is sold to apparel and home textile firms throughout the United States through Quaker's yarn sales division, Nortex Yarns. Sales of the Company's specialty yarns have increased from $7.8 million in 1992 to $33.0 million in 1997, a CAGR of 33.3%. In addition to the popularity of the Company's current line of specialty yarns, including its proprietary, abrasion-resistant Ankyra chenille yarns, Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's growing list of yarn customers. Quaker intends to increase sales by targeting new markets and applications for its specialty yarns.

        Considering Acquisition Opportunities. Although all of Quaker's growth to date has been the result of internal initiaves, the Company has evaluated a number of acquisition candidates in the past and will continue to consider acquisition opportunities in the future. An ideal acquisition candidate would either support the Company's new market development objectives or offer a unique and complementary product, manufacturing or technical capability.

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

PRODUCTS

        The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.50 to $17.50 per yard. While most of the Company's fabrics are sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker label in October 1996. In 1997, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $3.41 per yard and $4.72 per yard, respectively, compared to $3.40 and $4.43,respectively, in 1996. The average gross sales price per yard of the Company's fabrics was $4.23 in 1997, compared to $4.05 in 1996.

        Quaker's product line consists of low to medium pick (from 8 through 14 picks per inch) woven fabrics, purchased primarily by manufacturers of promotional-end furniture; and medium to high pick (from 15 through 60 picks per inch) woven fabrics, purchased primarily by manufacturers of middle to higher-end furniture. In the textile industry, "picks per inch" refers to the number of times the filling, or weft, yarn in a fabric crosses the warp yarn in that fabric. Lower pick fabrics generally require the use of bulkier filling yarns in order to effectively "fill" each inch of space to be "covered" and, therefore, most lower pick fabrics have less well-defined designs and a considerable amount of "texture" to them. Conversely, the higher pick content of the Company's middle to better-end fabrics makes it possible for these fabrics to have more well-defined design features and to present a smoother, finer, more sophisticated appearance than its promotional-end fabrics.

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

        The Company has taken steps to expand both the breadth and depth of the Company's product portfolio by increasing the number of fabrics designed to meet the needs of manufacturers of middle to higher-end upholstered furniture products, and expanding the number of fabrics and styles offered at each price point and in each styling category to provide all of the Company's customers with more product choices. Quaker's broad product line is very important from a competitive standpoint. It enhances the ability of the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. In 1996, to generate additional business from manufacturers of higher-end upholstered furniture, the Company began offering a select group of its middle to better-end products exclusively to those customers under its Whitaker label. Sales of the Company's middle to better-end fabrics have increased from $66.3 million, or 56.3% of total fabric sales in 1992, to $132.8 million, or 69.8% of total fabric sales in 1997.

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

SALES AND MARKETING

  UPHOLSTERY FABRICS

        Net fabric sales during 1997 were $186.7 million, or approximately 85.1% of the Company's net sales. The Company sells its upholstery fabrics to over 600 furniture manufacturers worldwide, including substantially all of the largest domestic manufacturers of upholstered furniture. Fabric sales to the Company's top 25 customers accounted for approximately 38.6% of 1997 net sales. None of the Company's customers accounted for more than 5% of net sales during 1997.

        The Company uses a direct marketing force of 21 sales representatives, four of whom are based in Quaker's Mexico City distribution center, to market its fabrics in the United States and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of 25 independent commissioned agents appointed to represent the Company in Europe, the Far East, Australia, New Zealand, the Middle East, and Central and South America. All agents located outside the United States are supervised by the Company's staff of two full-time export sales managers.

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

        Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, Dubai, Germany, Italy, and Mexico, as well as certain trade shows in the United States aimed at the international market. Foreign sales of fabric accounted for approximately 20.9% of Quaker's gross fabric sales during 1997.

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

  SPECIALTY YARNS

        Net yarn sales during 1997 were $31.7 million, or approximately 14.5% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted, taslan, and chenille. Quaker is a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarn, a soft pile yarn which produces a velvet-like fabric. Chenille yarns, and fabrics made out of chenille yarns, have become increasingly popular over the past several years, in part, as a result of the recent trend toward softer, more casual home furnishings and apparel. The Company's specialty yarns are sold under the name of Nortex Yarns to manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products, as well as manufacturers of sweaters and other apparel. The Company has approximately 55 yarn customers.

        Management believes the technical expertise of Quaker's yarn development staff provides the Company with an important competitive advantage by enabling Quaker to create and market innovative specialty yarns to meet its customers' styling and performance criteria. For example, the creation of Quaker's line of Ankyra chenille yarns was an important product breakthrough for both Quaker and its yarn customers. Historically, chenille yarns have had difficulty meeting the durability standards required for use in fabrics which are likely to be subjected to heavy wear, such as car seats and certain home furnishings products. Quaker's yarn development staff created a finished chenille yarn with superior abrasion resistance, and the United States Patent and Trademark Office has issued a patent to protect the Company's Ankyra process.

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

MANUFACTURING

        All of Quaker's fabrics and yarns are manufactured at the Company's six Fall River, Massachusetts manufacturing facilities and management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order. The Company's objective is to operate its production facilities on a five to five and one half-day week, three-shift schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules.

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

        Quaker has added approximately 210 new looms to its manufacturing base since 1989 and plans to add 100 additional looms during 1998. All of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without being limited by equipment-related design constraints.

        The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

        During the past five years, the Company placed in service more than $66.0 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives. During 1998, the Company plans to purchase approximately $45.0 million of manufacturing equipment. Management believes that during each of the next several years additional capital equipment will be needed to meet anticipated demand for the Company's products.

        The Company is temporarily outsourcing a small amount of its manufacturing requirements to provide better service to its customers until the new looms included in the current capacity expansion plan are added.

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

            Inspection of incoming raw materials to ensure they meet the Company's product specifications and to provide prompt feedback to vendors when defects are discovered so that corrective actions may be undertaken immediately.

            Task teams led by a quality council to solve process issues, using the Company's ISO 9001 framework to guaranty permanent implementation once solutions are identified.

            The assignment of quality control staff to each of the Company's weaving areas and to various other quality-critical production departments to identify defects early in the manufacturing process.

            A final quality inspection of the Company's yarn and fabric products before they are released for shipment.

            The use of statistical process control reports to provide continuous monitoring of the Company's performance against industry standards and its own internal quality standards.

            ISO 9001 certification on a Company-wide basis.

        In addition to these measures, the built-in quality control features and more precise settings on the new production equipment the Company has placed in service since 1990 have also played an important role in the Company's efforts to provide defect-free products to its customers.

        Primarily as a result of the Company-wide quality improvement program implemented in early 1996, the Company's quality-related return rate, as a percentage of total yards shipped, improved from 0.6% in 1996 to 0.4% in 1997, and the Company's sales of second-quality fabric decreased by 38.1%, from $2.2 million in 1996 to $1.3 million in 1997.

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

        During 1996, the Company completed a comprehensive re-evaluation of its data processing systems and developed a long-range information systems plan intended to meet the Company's future management information needs and to provide new and innovative technology solutions to the Company's customers. As a result of this study, Quaker is in the process of upgrading its MRP II system to an Enterprise Resource Planning ("ERP") system, with a full conversion to ERP expected during 1998. Management believes that the installation of the Company's new ERP system will enhance Quaker's ability to meet its quality and service objectives by: (i) providing Quaker's customers with direct access to the system to check the status of their orders; (ii) reducing delivery lead times by improving the Company's ability to accurately forecast its raw material requirements, provide better and more timely information to its vendors and schedule its production operations more efficiently; and (iii) providing computerized support to the Company's quality control system.

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

        The Company first introduced bar-coding technology in certain of its operations in 1993. In 1998, Quaker plans to introduce bar-coding technology in the balance of its manufacturing areas so that material movement can be traced electronically from receiving to shipping.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

        Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain of the yarns the Company produces internally and purchases from other manufacturers. Substantially all of the raw materials used by the Company are purchased from primary producers with manufacturing operations in the United States. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying market for petrochemicals in general. Historically, the Company has been able to pass through a substantial portion of any increases in its raw material costs; however, the Company experienced significant increases in certain raw material prices in 1995 which it was not able to pass through fully to its customers during 1995 and which contributed to a reduction in the Company's 1995 gross margin. During 1997, the Company experienced no significant increases in raw material prices.

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

        The Company's principal competitors include: Burlington House Upholstery Division of Burlington Industries Inc., Culp, Inc., Joan Fabrics Corporation and its Mastercraft Division, and Valdese Weavers, Inc. Several of the companies with which the Company competes have greater financial resources than the Company. The Company's products compete with other upholstery fabrics and furniture coverings, including prints, flocks, tufts, velvets and leather.

BACKLOG

        As of January 3, 1998, the Company had orders pending for approximately $53.4 million of fabric and yarn compared to $29.1 million as of January 4, 1997. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

TRADEMARKS, PATENTS, COPYRIGHTS

        The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. Quaker has also applied to register its Whitaker mark with the U.S. Patent and Trademark Office. A logo form of the "W" mark is registered with the U.S. Patent and Trademark Office.

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

EMPLOYEES

        The Company is the largest manufacturer, and the largest private sector employer, in Fall River, Massachusetts. As of January 4, 1998, Quaker employed 1,945 persons, including 1,593 production employees, 131 technical and clerical employees, and 221 exempt employees and commissioned sales representatives. The Company's employees are not represented by a labor union, and management believes that employee relations are good.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT   (See Item 10 herein)

      The executive officers of the Company are as follows:

                                                                                             OFFICER
               NAME                  AGE                  POSITION                            SINCE
               ----                  ---                  --------                            -----
        Larry A. Liebenow............54   President, Chief Executive Officer, and Director     1989
        Anthony Degomes..............57   Vice President - New Business Development            1991
        James A. Dulude..............42   Vice President - Manufacturing                       1990
        Thomas J. Finneran...........58   Vice President - Sales                               1982
        Cynthia L. Gordan............50   Vice President, Secretary, and General Counsel       1989
        Thomas Muzekari..............57   Vice President - Marketing                           1996
        Beatrice Spires..............36   Vice President - Styling and Design                  1996
        Paul J. Kelly................53   Vice President - Finance and Treasurer               1989
        J. Duncan Whitehead..........55   Vice President - Technology and Dev., and Yarn Sales 1990

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

ITEM 2.  PROPERTIES

PROPERTIES

        Quaker is headquartered in Fall River, Massachusetts where it currently has eight facilities, seven of which are used primarily for manufacturing and warehousing purposes. The eighth facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. The Company has three distribution centers in the United States and one in Mexico. The table below sets forth certain information relating to the Company's current facilities:

                  LOCATION                  STATUS        PURPOSE       BUILDING AREA(SF)   OWNERSHIP
-----------------------------------------------------------------------------------------------------
        Grinnell Street, Fall River.........Active     Manufacturing       728,000          Owned
        Quequechan Street, Fall River.......Active     Manufacturing       244,000          Owned
        Davol Street, Fall River............Active     Offices/Warehouse   245,000          Owned
        Ferry Street, Fall River............Active     Manufacturing       193,000          Owned
        Graham Road, Fall River.............Active     Manufacturing        52,000          Leased(1)
        Airport Road, Fall River............Active     Manufacturing        28,000          Leased(2)
        Fr. DeValles Blvd., Fall River......Active     Warehouse            23,408          Leased(3)
        Lewiston Street, Fall River.........Active     Manufacturing        61,762          Leased(4)
        Verona, Mississippi.................Active     Distribution Center  20,000          Owned
        City of Industry, California........Active     Distribution Center  17,286          Leased(5)
        Mexico City, Mexico.................Active     Distribution Center   9,000          Leased(6)
        High Point, North Carolina..........Active     Distribution Center   8,500          Leased(7)

(1) Lease expires July 31, 2002
(2) Lease expires October 22, 1999
(3) Lease expires December 15, 1998
(4) Lease expires March 29, 2000
(5) Lease expires October 1, 2001
(6) Lease expires February 5, 2000
(7) Lease expires July 31, 2001

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        The information set forth under the captions "Summary Quarterly Financial Data," and "Liquidity and Capital Resources" on pages 31 and 29 to 30, respectively, of Quaker's 1997 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        The information set forth under the caption "Selected Financial Data," on page 12 of Quaker's 1997 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 26 to 30 of Quaker's 1997 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth under the captions, "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Summary Quarterly Financial Data," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," on pages 13 to 25, and 31 of Quaker's 1997 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)     Documents filed as part of this Form 10-K

        (i) Financial Statements (incorporated by reference, see Item 8)

        Consolidated Balance Sheets --January 3, 1998 and January 4, 1997

        Consolidated Statements of Income -- For the years ended January 3, 1998 and January 4, 1997

        Consolidated Statements of Changes in Stockholders' Equity -- For the
               years ended January 3, 1998, January 4, 1997, and December 30,
               1995

        Consolidated  Statements  of Cash Flows -- For the years  ended
               January 3, 1998,  January 4, 1997,  and December 30, 1995

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

(b)     Reports on Form 8-K
        None.

(c)     Exhibits

         3(i)  -    Certificate of Incorporation of the Company, as amended.(1)
         3(ii) -    By-laws of the Company.(1) 10.1 -Loan and Security
                    Agreement, dated as of October 31, 1990, between the Company and Continental Bank N.A., as amended by Amendments Nos. 1 through 9 thereto.(1)

        10.2   -    Securities Purchase Agreement, dated April 13, 1993, among the Company, MLGA Fund II, L.P. and MLGAL Partners, as amended by Amendment No. 1 thereto.(1)

        10.3   -    Subscription Agreement, dated March 12, 1993, among the
                    Company and MLGA Fund II, L.P., Nortex Holdings, Inc., QFC
                    Holdings Corporation, and Larry Liebenow.(1)

        10.4   -    Shareholders Agreement, dated March 12, 1993, by and among the Company, Larry Liebenow, Ira Starr, and Sangwoo Ahn.(1)

        10.5  -     Employment Agreement, dated as of March 12, 1993, between
                    the Company and Larry A. Liebenow.(1)

        10.6  -     Director Indemnification Contract, dated October 18, 1989,
                    between the Company and   Larry A. Liebenow.(1)

        10.7  -     Director Indemnification Contract, dated October 18, 1989, between the Company and Roberto Pesaro.(1)

        10.8  -     Director Indemnification Contract, dated April 15, 1992,
                    between the Company and Samuel A. Plum.(1)

        10.9  -     Director Indemnification Contract, dated May 2, 1991,
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

        10.20 - Equipment Financing Lease Agreement, dated December 18, 1990, between QFR and IBM Credit Corporation.(1)

        10.21 - Equipment Financing Lease Agreement, dated May 5, 1993, between QFR and The CIT Group.(1)

        10.22 - Equipment Financing Lease Agreement, dated June 30, 1993, between QFR and AT&T Commercial Finance Corporation.(1)

        10.23 - Chicago, Illinois Showroom Lease, dated July 1, 1989, between the Company and LaSalle National Bank, Trustee.(1)

        10.24 - Hickory, North Carolina Showroom Lease, dated June 15, 1993, between the Company and Hickory Furniture Mart, Inc.6

        10.25 - High Point, North Carolina Showroom Lease, dated November 6, 1991, between the Company and Market Square Limited Partnership.(1)

        10.26 - Los Angeles, California Showroom Lease, dated September 23, 1992, between the Company and The L.A. Mart.(1)

        10.27 - Tupelo, Mississippi Showroom Lease, dated December 14, 1992, between the Company and Mississippi Furniture Market, Inc.6

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

        10.55 -    Medical Expense Reimbursement Plan.(6)

        10.56 - High Point, North Carolina Warehouse Lease, dated April 1, 1996 between QFR and C&M Investments of High Point, Inc.(6)

        10.57 - Standard Industrial Lease Agreement, dated May 10, 1996, between CIIF Associates II Limited Partnership and QFR.(6)

        10.58 - Rights Agreement dated March 4, 1997 between the Company and The First National Bank of Boston relating to the Company's Stockholder Rights Plan.(6)

        10.59 -    1997 Stock Option Plan.(6)

        10.60 - Amendment, dated as of February 24, 1997, to Employment Agreement between the Company and Larry A. Liebenow.(6)

        10.61 - Amendment No. 4, dated as of December 19, 1997 to the Amended and Restated Credit Agreement, dated as of December 18,
                   1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.

         10.62 -   Employee Stock Purchase Plan, dated as of October 1, 1997.

         10.63 - Note Purchase Agreement dated October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company.

         10.64 - Guaranty Agreement, dated as of October 10, 1997, by the Company in favor of the Prudential Insurance Company of America and PrucoLife Insurance Company.

         10.65 - Commercial Lease between QFR and Clocktower Enterprises, Inc., dated as of August 1, 1997.

         10.66 - Lease between Robbins Manufacturing Co., Inc. and QFR, dated as of October 22, 1997.

         10.67 - Lease between Tilly Realty Associates and QFR, dated as of December 9, 1997.

         10.68 - Lease between 1 Lewiston Street, LLC and QFR, dated as of March 16, 1998.

         13    -   1997 annual report to security holders. Included in this
                   exhibit are those portions of the annual report to security holders which are expressly incorporated by reference in this filing.

         21    -   Subsidiaries.(5)

               23     -      Consent of Arthur Andersen LLP.
               27     -      Financial Data Schedule.

--------------------------------

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                              QUAKER FABRIC CORPORATION

                                              By /s/ Larry A. Liebenow
                                                 ----------------------
                                                  LARRY A. LIEBENOW
                                                  CHIEF EXECUTIVE OFFICER,
                                                    PRESIDENT, AND DIRECTOR

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                             Title                         Date

/s/ Larry A. Liebenow                Chief Executive Officer,               March 30, 1998
---------------------                President, and Director
         (Larry A. Liebenow)


/s/ Paul J. Kelly                    Vice President -- Finance (Chief       March 30, 1998
-----------------                    Financial and Accounting
          (Paul J. Kelly)              Officer)


/s/ Sangwoo Ahn                      Chairman of the Board                  March 30, 1998
---------------
           (Sangwoo Ahn)


/s/ Jerry I. Porras                  Director                               March 30, 1998
-------------------
         (Jerry I. Porras)


/s/ Eriberto R. Scocimara            Director                               March 30, 1998
-------------------------
      (Eriberto R. Scocimara)



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
         SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

To Quaker Fabric Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Quaker Fabric Corporation and subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated
February 10, 1998. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the index in
Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 10, 1998

                                                                     SCHEDULE II

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

   For the years ended December 30, 1995, January 4, 1997 and January 3, 1998
                             (DOLLARS IN THOUSANDS)

                                                                       Net
                                          Balance at   Provisions   Deductions    Balance
                                          Beginning    Charged to      from       at end
               Descriptions               of Period    Operations   Allowances   of Period
               ------------               ----------   ----------   ----------   ---------
Year Ended December 30, 1995
  Bad Debt Reserve                           $1,184       $1,878      ($1,706)      $1,356
  Sales Returns & Allowances Reserve            730        4,218       (4,319)         629

Year Ended January 4, 1997
  Bad Debt Reserve                           $1,356         $921      ($1,002)      $1,275
  Sales Returns & Allowances Reserve            629        4,923       (4,775)         777

Year Ended January 3, 1998
  Bad Debt Reserve                           $1,275          $55        ($425)        $905
  Sales Returns & Allowances Reserve            777        4,256       (4,459)         574






                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as..............................  'SS'
The trademark symbol shall be expressed as............................  'tm'