Form 10-Q
period 1998-04-04
QUAKER FABRIC CORP /DE/
filed 1998-05-14
CIK 103341

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

For the quarterly period ended April 4, 1998
OR

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

     As of May 4, 1998, 8,401,407 shares of Registrant's Common Stock, $0.01 par value, were outstanding.
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             April 4,         January 3,
                                                                               1998             1998
                                                                            -----------       ----------
                                                                            (Unaudited)       (Audited)
ASSETS
Current assets:
      Cash                                                                   $    567          $    234
      Accounts receivable, less allowances of $1,659 and $1,479 at
        April 4, 1998 and January 3, 1998, respectively,
        for doubtful accounts and sales returns and allowances                 34,504            32,996
      Inventories                                                              37,944            32,176
      Prepaid income taxes                                                         33                25
      Prepaid expenses and other current assets                                 4,044             4,688
                                                                             --------          --------
            Total current assets                                               77,092            70,119
                                                                             --------          --------
Property, plant and equipment, net of depreciation and amortization of $40,170 and $37,709 at April 4, 1998
   and January 3, 1998, respectively                                          111,158           101,307
                                                                             --------          --------
Other assets:
      Goodwill, net of amortization                                             6,154             6,204
      Deferred financing costs                                                    227               251
      Other assets                                                                221               207
                                                                             --------          --------
            Total assets                                                     $194,852          $178,088
                                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of debt                                                $    994          $    995
      Current portion of capital lease obligations                              1,185             1,167
      Accounts payable                                                         17,679            18,203
      Accrued expenses                                                          9,583             7,120
                                                                             --------          --------
            Total current liabilities                                          29,441            27,485
                                                                             --------          --------
Long-term debt, less current portion                                           60,287            47,436
                                                                             --------          --------
Capital lease obligations, net of current portion                               5,034             5,336
                                                                             --------          --------
Deferred income taxes                                                          14,041            13,771
                                                                             --------          --------
Other long-term liabilities                                                     1,788             1,747
                                                                             --------          --------
Redeemable preferred stock:
      Series A convertible, $.01 par value per share, liquidation preference
        $1,000 per share, 50,000 shares authorized.  No shares issued and
        outstanding.                                                            --                --
Stockholders' equity:
      Common stock, $.01 par value per share, 20,000,000 shares authorized;
        8,401,407 and 8,400,684 shares issued and outstanding as of
        April 4, 1998 and January 3, 1998, respectively                            84                84
      Additional paid-in capital                                               46,584            46,572
      Retained earnings                                                        39,008            37,072
      Cumulative translation adjustment                                        (1,415)           (1,415)
                                                                             --------          --------
            Total stockholders' equity                                         84,261            82,313
                                                                             --------          --------
            Total liabilities and stockholders' equity                       $194,852          $178,088
                                                                             ========          ========

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                              Three Months Ended
                                                                          ------------------------
                                                                          April 4,        April 5,
                                                                            1998            1997
                                                                          ------------------------
                                                                                (Unaudited)
Net sales                                                                 $62,730         $53,198
Cost of products sold                                                      49,139          40,099
                                                                          -------         -------
Gross margin                                                               13,591          13,099
Selling, general and administrative expenses                                9,398           8,468
                                                                          -------         -------
Operating income                                                            4,193           4,631


Other expenses:
  Interest expense, net                                                     1,200             875
  Other, net                                                                   15               9
                                                                          -------         -------
Income before provision for income taxes                                    2,978           3,747
Provision for income taxes                                                  1,042           1,237
                                                                          -------         -------
Net income                                                                $ 1,936         $ 2,510
                                                                          =======         =======

Earnings per common share - basic (Note 1)                                $  0.23         $  0.31
                                                                          =======         =======

Weighted average shares outstanding - basic (Note 1)                        8,401           8,064
                                                                          =======         =======

Earnings per common share - diluted (Note 1)                              $  0.22         $  0.30
                                                                          =======         =======

Weighted average shares outstanding  - diluted (Note 1)                     8,848           8,471
                                                                          =======         =======


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     Three Months Ended
                                                                                  ------------------------
                                                                                   April 4,       April 5,
                                                                                     1998           1997
                                                                                  ------------------------
                                                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                                                       $  1,936      $  2,510
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                                   2,535         1,969
      Deferred income taxes                                                             270           371
      Stock option compensation expense                                                   0           571
      Changes in operating assets and liabilities:
              Accounts receivable (net)                                              (1,508)         (874)
              Inventories                                                            (5,768)         (774)
              Prepaid expenses and other assets                                         622           839
              Accounts payable and accrued expenses                                   1,939          (862)
              Other long-term liabilities                                                41          (155)
                                                                                   --------       -------
                  Net cash provided by operating activities                              67         3,595
                                                                                   --------       -------


Cash flows from investing activities:
  Net purchase of property, plant and equipment                                     (12,312)       (2,440)
                                                                                   --------       -------
                  Net cash used for investing activities                            (12,312)       (2,440)
                                                                                   --------       -------

Cash flows from financing activities:
  Repayments of capital leases                                                         (284)         (325)
  Net borrowings (repayments of) revolving line of credit                            13,100        (4,000)
  Repayments of term debt                                                              (250)         (231)
  Proceeds from issuance of common stock, net of offering expenses                        0         3,275
  Proceeds from exercise of common stock options                                         12             0
                                                                                   --------       -------
                  Net cash (used) provided by financing activities                   12,578        -1,281
                                                                                   --------       -------
Net increase (decrease) in cash                                                         333          -126
Cash and cash equivalents, beginning of period                                          234           385
                                                                                   --------       -------
Cash and cash equivalents, end of period                                           $    567       $   259
                                                                                   ========       =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Note 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of April 4, 1998 and January 3, 1998 and the results of their operations and cash flows for the three months ended April 4, 1998 and April 5, 1997. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

Earnings Per Common Share

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective December 15, 1997. Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted income per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average common shares outstanding and dilutive potential common shares.


                                                      Three Months Ended
                                                    -------------------------
                                                    April 4,          April 5,
                                                     1998              1997
                                                    -----             -----
Weighted average common shares outstanding          8,401             8,064
Diluted potential common shares                       447               407
                                                    -----             -----
Weighted average common shares outstanding
  and dilutive potential common shares              8,848             8,471
                                                    -----             -----
                                                    -----             -----

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

Note 2 - INVENTORIES

      Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

      Inventories at April 4, 1998 and January 3, 1998 consisted of the following:


                                                 April 4,           January 3,
                                                   1998                1998
                                                 ---------           --------
                                                       (In thousands)
        Raw materials                            $  15,779           $ 14,430
        Work in process                             12,393              9,917
        Finished goods                              10,035              8,092
                                                 ---------           --------
            Inventory at FIFO                       38,207             32,439
        LIFO Reserve                                   263                263
                                                 ---------           --------
            Inventory at LIFO                     $ 37,944           $ 32,176
                                                 ---------           --------
                                                 ---------           --------

Note 3 - NEW ACCOUNTING STANDARD

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income.' SFAS
No. 130 establishes new rules for the reporting and display of comprehensive income and its components (e.g. foreign currency translation adjustments and unrealized gains and losses on certain marketable securities). All of the Company's sales are denominated in U.S. dollars except sales through the Company's Mexico City distribution center. These sales are denominated in pesos and are, therefore, subject to currency fluctuations. Mexico has been designated as a 'highly inflationary country' for purposes of applying Statement of Financial Accounting Standards No. 52. Foreign Currency Translation. Accordingly, in 1997 and 1998 the Company recorded translation gains and losses in the income statement rather than as a separate component of equity. The Company's total comprehensive earnings for the three month periods ended April 5, 1997 and April 4, 1998 were the same as reported net income for those periods.







Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

        The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1997" ended January 3, 1998 and "Fiscal 1998" will end January 2, 1999. The first three months of Fiscal 1997 and Fiscal 1998 ended April 5, 1997 and April 4, 1998, respectively.

Results of Operations

     Net sales for the first three months of Fiscal 1998 increased $9.5 million or 17.9%, to $62.7 million from $53.2 million for the first three months of Fiscal 1997. The average gross sales price per yard increased 6.1%, to $4.52 for the first three months of Fiscal 1998 from $4.26 for the first three months of Fiscal 1997. This increase was principally due to an increase in Foreign and Export sales which have a higher than average selling price, and to an increase in the average selling price of middle to better-end fabric sales. The gross volume of fabric sold increased 11.0%, to 12.2 million yards for the first three months of Fiscal 1998 from 11.0 million yards for the first three months of Fiscal 1997. The Company sold 13.0% more yards of middle to better-end fabrics and 7.1% more yards of promotional-end fabrics in the first three months of Fiscal 1998 than in the first three months of Fiscal 1997. The average gross sales price per yard of middle to better-end fabrics increased by 7.2%, to $5.04 in the first three months of Fiscal 1998 as compared to $4.70 in the first three months of Fiscal 1997. The average gross sales price per yard of promotional-end fabric increased by 2.3%, to $3.49 in the first three months of Fiscal 1998 as compared to $3.41 in the first three months of Fiscal 1997.

     Gross fabric sales within the United States increased 16.6% to $45.3 million in the first three months of Fiscal 1998 from $38.9 million in the first three months of Fiscal 1997. Foreign and Export sales increased 27.0%, to $10.2 million in the first three months of Fiscal 1998 from $8.0 million in the first three months of Fiscal 1997. Gross yarn sales increased 19.2%, to $8.8 million in the first three months of Fiscal 1998 from $7.4 million in the same period of Fiscal 1997.

      The gross margin percentage for the first three months of Fiscal 1998 decreased to 21.7% as compared to 24.6% for the first three months of Fiscal 1997. The decrease in gross profit margin was primarily due to 1.) lower operating efficiencies and other period costs associated with the implementation of an aggressive capacity expansion plan involving the installation of more than $50 million of new manufacturing equipment between the beginning of the third quarter of 1997 and the end of the second quarter of 1998 and 2.) heavy overtime expenses associated with operating almost all of the Company's manufacturing areas on a six and one-half day per week schedule, to meet customer demand.

      Selling, general and administrative expenses increased to $9.4 million for the first three months of Fiscal 1998 from $8.5 million for the first three months of Fiscal 1997. The increase in selling, general and administrative expenses was primarily due to an increase in labor and fringe benefits, yarn development expenses, continued expansion of the design staff and period costs associated with the Company's entry into the contract market. Selling, general and administrative expenses as a percentage of net sales decreased to 15.0% in the first three months of Fiscal 1998 from 15.9% in the first three months of Fiscal 1997. The decrease in selling, general and administrative expenses as a percentage of net sales was due to the $480 non cash increase in stock option amortization expense made in the first quarter of 1997. This charge was due to the complete vesting of certain stock options as a result of the stock offering during the first quarter of 1997. Adjusting for this charge would have resulted in selling, general and administrative expenses as a percentage of net sales of 15.0% in the first three months of Fiscal 1997.

     Interest expense increased to $1.2 million for the first three months of Fiscal 1998 from $0.9 million for the first three months of Fiscal 1997. Higher levels of senior debt and higher interest rates on the senior debt financing were the reasons.

     The effective tax rate was 35.0% for the first three months of Fiscal 1998, and 33.0% for the first three months of Fiscal 1997.

     Net income for the first three months of Fiscal 1998 decreased to $1.9 million, or $0.22 per common share-diluted, from $2.5 million, or $0.30 per common share-diluted, for the first three months of Fiscal 1997. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

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

     In December 1997, the Company amended its $50 million unsecured credit facility with several banks (the "Credit Agreement") to extend its maturity to December 31, 2002. As of April 4, 1998, the Company had an outstanding balance of $14.8 million under the Credit Agreement and had unused availability of $35.1 million, net of outstanding letters of credit. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

     The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the "Senior Notes") during 1997. Proceeds from the Senior Notes were used to replace the 6.81% Series A Notes and reduce borrowing under the Credit Agreement. The Senior Notes bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007. For a discussion of the "Senior Notes," see Note 5 to the consolidated financial statements included in the Company's Annual Report 10-K for the year ended January 3, 1998.

      On March 24, 1997, the Company completed a public offering of 3.4 million shares of its common stock, of which 3.1 million shares were sold by selling stockholders and 300,000 were sold by the Company (the "1997 Offering"). The proceeds to the Company from the 1997 Offering were approximately $3.3 million, net of offering expenses.

      Net capital expenditures for the first three months of Fiscal 1997 were $2.4 million. Capital expenditures during the first three months of Fiscal 1998 used $12.3 million of cash. Capital expenditures for 1998 were funded primarily by use of the Company's Senior Bank Credit Facility. Management anticipates that capital expenditures will total approximately $54.0 million in 1998, including approximately $45.0 million, primarily for new production equipment to expand chenille yarn manufacturing capacity, increase weaving capacity, and support the Company's marketing, productivity, quality, service and financial performance objectives. Management believes that operating income and borrowing under the Credit Agreement, will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K

                  (A) Exhibits

                        27.0 - Financial Data Schedule

                  (B) There were no reports on Form 8-K filed during the
                      three months ended April 4, 1998.

                    QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 QUAKER FABRIC CORPORATION

Date:    May 11, 1998                            By:     /s/   Paul J. Kelly
        ---------------                             ----------------------------
                                                      Paul J. Kelly
                                                      Vice President - Finance
                                                      and Treasurer