Form 10-Q
period 1998-07-04
QUAKER FABRIC CORP /DE/
filed 1998-08-14
CIK 103341

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

For the quarterly period ended July 4, 1998

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

Yes  X     No
   ____       ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        As of August 4, 1998, 15,642,925 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                             July 4,             January 3,
                                                                                              1998                  1998
                                                                                           ---------             ---------
                                                                                           (Unaudited)           (Audited)

ASSETS
Current assets:
        Cash                                                                               $     275             $     234
        Accounts receivable, less allowances of $1,858 and $1,479 at
          July 4, 1998 and January 3, 1998, respectively,
          for doubtful accounts and sales returns and allowances                              36,465                32,996
        Inventories                                                                           42,830                32,176
        Prepaid income taxes                                                                      52                    25
        Prepaid expenses and other current assets                                              4,691                 4,688
                                                                                           ---------             ---------
                Total current assets                                                          84,313                70,119
                                                                                           ---------             ---------
 Property, plant and equipment, net of depreciation and amortization of $42,877 and $37,709 at July 4, 1998
    and January 3, 1998, respectively                                                        121,143               101,307
                                                                                           ---------             ---------
Other assets:
        Goodwill, net of amortization                                                          6,108                 6,204
        Deferred financing costs                                                                 256                   251
        Other assets                                                                             226                   207
                                                                                           ---------             ---------
                Total assets                                                               $ 212,046             $ 178,088
                                                                                           =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of debt                                                            $     984             $     995
        Current portion of capital lease obligations                                           1,204                 1,167
        Accounts payable                                                                      16,008                18,203
        Accrued expenses                                                                       6,140                 7,120
                                                                                           ---------             ---------
                Total current liabilities                                                     24,336                27,485
                                                                                           ---------             ---------
Long-term debt, less current portion                                                          79,533                47,436
                                                                                           ---------             ---------
Capital lease obligations, net of current portion                                              4,725                 5,336
                                                                                           ---------             ---------
Deferred income taxes                                                                         14,439                13,771
                                                                                           ---------             ---------
Other long-term liabilities                                                                    1,834                 1,747
                                                                                           ---------             ---------
Redeemable preferred stock:
         Series A convertible, $.01 par value per share, liquidation preference
           $1,000 per share, 50,000 shares authorized.  No shares issued and
           outstanding                                                                          --                    --
Stockholders' equity:
         Common stock, $.01 par value per share, 20,000,000 shares authorized;
           12,639,972 and 12,601,026 shares issued and outstanding as of
           July 4, 1998 and January 3, 1998, respectively                                        126                   126
        Additional paid-in capital                                                            46,918                46,530
        Retained earnings                                                                     41,550                37,072
        Cumulative translation adjustment                                                     (1,415)               (1,415)
                                                                                           ---------             ---------
                Total stockholders' equity                                                    87,179                82,313
                                                                                           ---------             ---------
                Total liabilities and stockholders' equity                                 $ 212,046             $ 178,088
                                                                                           =========             =========


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                              Three Months Ended                        Six Months Ended
                                                         -----------------------------            ----------------------------
                                                          July 4,               July 5,            July 4,            July 5,
                                                            1998                 1997               1998                1997
                                                         --------             --------            --------            --------
                                                                 (Unaudited)                             (Unaudited)


Net sales                                                $ 64,075             $ 52,475            $126,805            $105,673
Cost of products sold                                      49,481               39,469              98,620              79,568
                                                         --------             --------            --------            --------
Gross margin                                               14,594               13,006              28,185              26,105
Selling, general and administrative expenses                9,218                7,986              18,616              16,454
                                                         --------             --------            --------            --------
Operating income                                            5,376                5,020               9,569               9,651

Other expenses:
   Interest expense, net                                    1,468                  820               2,668               1,695
   Other, net                                                  (3)                  19                  12                  28
                                                         --------             --------            --------            --------
Income before provision for income taxes                    3,911                4,181               6,889               7,928
Provision for income taxes                                  1,369                1,380               2,411               2,617
                                                         --------             --------            --------            --------
Net income                                               $  2,542             $  2,801            $  4,478            $  5,311
                                                         ========             ========            ========            ========

Earnings per common share - basic (Note 1)               $   0.20             $   0.22            $   0.35            $   0.43
                                                         ========             ========            ========            ========

Weighted average shares outstanding - basic (Note 1)       12,622               12,482              12,615              12,287
                                                         ========             ========            ========            ========
Earnings per common share - diluted (Note 1)             $   0.19             $   0.21            $   0.34            $   0.41
                                                         ========             ========            ========            ========
Weighted average shares outstanding - diluted (Note 1)     13,361               13,115              13,325              12,894
                                                         ========             ========            ========            ========


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                               Three Months Ended                          Six Months Ended
                                                          ----------------------------              ----------------------------
                                                           July 4,              July 5,              July 5,              July 5,
                                                            1998                 1997                 1998                 1997
                                                          -------              -------              -------              -------
                                                                   (Unaudited)                                     (Unaudited)

Cash flows from operating activities:
  Net income                                             $  2,542             $  2,801             $  4,478             $  5,311
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                         2,774                2,374                5,309                4,343
      Deferred income taxes                                   398                  414                  668                  785
      Stock option compensation expense                         0                    0                    0                  571
      Changes in operating assets and liabilities:
        Accounts receivable (net)                          (1,961)               1,443               (3,469)                 569
        Inventories                                        (4,886)                (297)             (10,654)              (1,071)
        Prepaid expenses and other current assets            (671)                (193)                 (49)                 646
        Accounts payable and accrued expenses              (5,114)              (5,092)              (3,175)              (5,954)
        Other long-term liabilities                            46                  (74)                  87                 (229)
                                                          -------              -------              -------              -------
           Net cash provided (used) by operating
               activities                                  (6,872)               1,376               (6,805)               4,971
                                                          -------              -------              -------              -------

Cash flows from investing activities:
   Net purchase of property, plant and equipment          (12,692)              (7,777)             (25,004)             (10,217)
                                                          -------              -------              -------              -------
           Net cash used for investing activities         (12,692)              (7,777)             (25,004)             (10,217)
                                                          -------              -------              -------              -------

Cash flows from financing activities:
  Repayments of capital leases                               (290)                (331)                (574)                (656)
  Net borrowings from revolving line of credit             19,500                7,000               32,600                3,000
  Repayments of term debt                                    (264)                (235)                (514)                (466)
  Proceeds from exercise of stock options                     376                    0                  388                    0
  Proceeds from issuance of common stock,
     net of offering expenses                                   0                   (8)                   0                3,267
  Capitalization of finance cost                              (50)                   0                  (50)                   0
                                                          -------              -------              -------              -------
           Net cash provided by financing activities       19,272                6,426               31,850                5,145
                                                          -------              -------              -------              -------
Effect of exchange rates on cash                                0                    0                    0                    0
Net decrease in cash and cash equivalents                    (292)                  25                   41                 (101)
 Cash and cash equivalents, beginning of period               567                  259                  234                  385
                                                          -------              -------              -------              -------
 Cash and cash equivalents, end of period                $    275             $    284             $    275             $    284
                                                          =======              =======              =======              =======


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of July 4, 1998 and January 3, 1998 and the results of their operations and cash flows for the three months ended July 4, 1998 and July 5, 1997. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

EARNINGS PER COMMON SHARE

        The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," effective December 15, 1997. Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted income per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.


                                                         Three Months Ended                  Six Months Ended
                                                       -----------------------            -------------------------
                                                       July 4,          July 5,           July 4,           July 5,
                                                       1998             1997              1998              1997
                                                       ----             ----              ----              ----

Weighted average common shares outstanding            12,622            12,482            12,615            12,287
Dilutive potential common shares                         739               633               710               607
                                                      ------            ------            ------            ------
Weighted average common shares outstanding
     and dilutive potential common shares             13,361            13,115            13,325            12,894
                                                      ======            ======            ======            ======


        On May 28, 1998, the Company announced that its Board of Directors had approved a three-for-two split of its common stock to be effected in the form of a stock dividend payable June 19, 1998 to stockholders of record as of business June 8, 1998. Following the split, the Company had approximately 12.6 million shares outstanding. Common shares and earnings per common share have been restated to reflect the stock split.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

NOTE 2 - INVENTORIES

        Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

        Inventories at July 4, 1998 and January 3, 1998 consisted of the following:


                                             JULY 4,           JANUARY 3,
                                              1998                1998
                                           ----------          ----------
                                                   (In thousands)

       Raw materials                       $ 20,305             $ 14,430
       Work in process                       12,934                9,917
       Finished goods                         9,381                8,092
                                           --------             --------
           Inventory at FIFO                 42,620               32,439
       LIFO Reserve                            (210)                 263
                                           --------             --------
           Inventory at LIFO               $ 42,830             $ 32,176
                                           ========             ========


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1997" ended January 3, 1998 and "Fiscal 1998" will end January 2, 1999. The first six months of Fiscal 1997 and Fiscal 1998 ended July 5, 1997 and July 4, 1998, respectively.

RESULTS OF OPERATIONS - Quarterly Comparison

        Net sales for the second three months of Fiscal 1998 increased $11.6 million or 22.1%, to $64.1 million from $52.5 million for the second three months of Fiscal 1997. The average gross sales price per yard increased 6.9%, to $4.48 for the second three months of Fiscal 1998 from $4.19 for the second three months of Fiscal 1997. This increase was principally attributable to significant growth in the higher priced middle to better-end fabric category. The gross volume of fabric sold increased 17.8%, to 12.8 million yards for the second three months of Fiscal 1998 from 10.9 million yards for the second three months of Fiscal 1997. The Company sold 26.2% more yards of middle to better-end fabrics and 4.2% more yards of promotional-end fabrics in the second three months of Fiscal 1998 than in the second three months of Fiscal 1997. The average gross sales price per yard of middle to better-end fabrics increased by 7.0%, to $5.03 in the second three months of Fiscal 1998 as compared to $4.70 in the second three months of Fiscal 1997. The average gross sales price per yard of promotional-end fabric increased by 0.9%, to $3.40 in the second three months of Fiscal 1998 as compared to $3.37 in the second three months of Fiscal 1997.

        Gross fabric sales within the United States increased 31.6% to $47.3 million in the second three months of Fiscal 1998 from $35.9 million in the second three months of Fiscal 1997. Foreign and Export sales increased 2.3%, to $10.0 million in the second three months of Fiscal 1998 from $9.8 million in the second three months of Fiscal 1997. Gross yarn sales were approximately $8.0 million in the second three months of both Fiscal 1998 and 1997.

        The gross margin percentage for the second three months of Fiscal 1998 decreased to 22.8% as compared to 24.8% for the second three months of Fiscal 1997. The decrease in gross profit margin percentage was primarily due to 1.) lower operating efficiencies and other period costs associated with the $80.0 million, two-year capacity expansion plan which the Company began implementing in 1997 and which is now substantially complete, and 2.) heavy overtime expenses associated with operating almost all of the Company's manufacturing areas on a six and one-half day per week schedule to meet customer demand.

        Selling, general and administrative expenses increased to $9.2 million for the second three months of Fiscal 1998 from $8.0 million for the second three months of Fiscal 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 14.4% in the second three months of Fiscal 1998 from 15.2% in the second three months of Fiscal 1997. The increase in selling, general and administrative expenses was primarily due to increases in labor and fringe benefits, including continued expansion of the Company's design staff, increased fabric sampling, yarn development expenses, and expenses associated with the development of a fabric line to support the Company's entry into the contract market, as well as costs such as selling commissions which are based on sales.

        Interest expense was $1.5 million for the second three months of Fiscal 1998, and $0.8 million for the second three months of Fiscal 1997. Higher levels of borrowing on the Company's senior debt at higher rates of interest were the primary reasons for the increase.

        The effective tax rate was 35.0% for the second three months of Fiscal 1998, and 33.0% for the second three months of Fiscal 1997.

        Net income for the second three months of Fiscal 1998 decreased to $2.5 million, or $0.19 per common share-diluted, from $2.8 million, or $0.21 per common share-diluted, for the second three months of Fiscal 1997. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998 and Note 1 herein.

RESULTS OF OPERATIONS - Six-month Comparison

        Net sales for the first half of Fiscal 1998 increased $21.1 million or 20.0%, to $126.8 million from $105.7 million for the first half of Fiscal 1997. The average gross sales price per yard increased 6.6%, to $4.50 for the first half of Fiscal 1998 from $4.22 for the first half of Fiscal 1997. This increase was principally due to an increase in Foreign and Export sales which have a higher than average selling price and to a higher percentage of middle to better-end fabric sales. The gross volume of fabric sold increased 14.4%, to 25.1 million yards for the first half of Fiscal 1998 from 21.9 million yards for the first half of Fiscal 1997. The Company sold 19.4% more yards of middle to better-end fabrics and 5.6% more yards of promotional-end fabrics in the first half of Fiscal 1998 than in the first half of Fiscal 1997. The average gross sales price per yard of middle to better-end fabrics increased by 7.0% to $5.03 in the first half of Fiscal 1998 as compared to $4.70 in the first half of Fiscal 1997. The average gross sales price per yard of promotional-end fabric increased by 1.5%, to $3.44 in the first half of Fiscal 1998 as compared to $3.39 in the first half of Fiscal 1997.

        Gross fabric sales within the United States were $92.6 million in the first half of Fiscal 1998 an increase of 23.8% over the first half of 1997 gross fabric sales of $74.8 million. Foreign and Export sales increased 13.4% to $20.2 million in the first half of Fiscal 1998 from $17.8 million in the first half of Fiscal 1997. Gross yarn sales increased 8.7% to $16.7 million in the first half of Fiscal 1998 from $15.3 million in the same period of Fiscal 1997.

        The gross margin percentage for the first half of Fiscal 1998 decreased to 22.2% as compared to 24.7% for the first half of Fiscal 1997. The decrease in the gross margin percentage was due to 1.) lower operating efficiencies and other period costs associated with the implementation of the $80.0 million, two-year capacity expansion plan which the Company began implementing in 1997 and which is now substantially complete, and 2.) heavy overtime expenses associated with operating almost all of the Company's manufacturing areas on a six and one-half day per week schedule to meet customer demand.

        Selling, general and administrative expenses increased to $18.6 million for the first half of Fiscal 1998 from $16.5 million for the first half of Fiscal 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 14.7% in the first half of Fiscal 1998 from 15.6% in the first half of Fiscal 1997. The increase in selling, general and administrative expenses was primarily due to increases in sales commissions, labor and fringe benefits, fabric sampling expenses, continued expansion of the design staff, and costs associated with the development of a fabric line to support the Company's entry into the contract market. In Fiscal 1997, a $480 thousand, non-cash increase in stock option amortization expense, due to complete vesting of certain stock options as a result of the 1997 Offering (as hereinafter defined), increased selling, general and administrative expenses as a percentage of net sales by 0.5%.

        Interest expense increased to $2.7 million for the first half of Fiscal 1998 from $1.7 million in the first half of Fiscal 1997. Higher levels of senior debt financing, at higher rates of interest were the primary reasons.

        The effective tax rate was 35.0% for the first half of Fiscal 1998, and 33.0% for the first half of Fiscal 1997.

        Net income for the first half of Fiscal 1998 decreased to $4.5 million, or $0.34 per common share-diluted, from $5.3 million, or $0.41 per common share-diluted, for the first half of Fiscal 1997. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998 and Note 1 herein.

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

        In December 1997, the Company amended its $50.0 million unsecured credit facility with several banks (the "Credit Agreement") to extend its maturity to December 31, 2002. In June 1998, the Company further amended its Credit Agreement to increase the amount of the facility from $50.0 million to $70.0 million and to eliminate covenant limitations with respect to capital expenditures. As of July 4, 1998, the Company had an outstanding balance of $34.3 million under the Credit Agreement and unused availability of $35.6 million, net of outstanding letters of credit. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

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

        Net capital expenditures for the first six months of Fiscal 1997 were $10.2 million. Capital expenditures during the first six months of Fiscal 1998 used $25.0 million of cash and were funded primarily by borrowings under the Credit Agreement. Management anticipates that capital expenditures will total approximately $54.0 million in 1998, including approximately $45.0 million for new production equipment to expand chenille yarn manufacturing capacity, increase weaving capacity, and support the Company's marketing, productivity, quality, service and financial performance objectives. Management believes that the net proceeds to the Company from the August 1998 Offering (as hereinafter defined), together with cash flow from operations and borrowings under the Company's Credit Agreement, will provide sufficient funding for the Company's capital expenditures and working capital needs for at least the next 18 months.

SUBSEQUENT EVENTS

        On July 28, 1998, the Board of Directors of the Company approved an additional $17.8 million of capital expenditures, approximately $6.5 million of which the Company anticipates spending in Fiscal 1998 for new manufacturing equipment and to buy land in Fall River, Massachusetts on which the Company plans to construct a new modular manufacturing facility.

        On August 4, 1998, the Company completed a public offering of 3.2 million shares of its common stock of which 3.0 million were sold by the Company and 0.2 million shares were sold by a selling stockholder at $13.00 per share (the "August 1998 Offering"). The Company applied the net proceeds from the August 1998 Offering to repay amounts borrowed under the Credit Agreement. Following application of the net proceeds from the August 1998 Offering, the Company had an outstanding balance of $1.9 million and unused availability under the Credit Agreement of $68.0 million, net of outstanding letters of credit.

        The Company converted to its new Enterprise Resource Planning system in July 1998, with full implementation anticipated by year-end, various transition issues related to this major change are being worked through currently. In addition to being year 2000 compliant, the Company's new management information system will also provide additional support to the Company's manufacturing operations, improving the Company's ability to meet its productivity, service and quality objectives.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 28, 1998, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified and the appointment of the Company's outside auditors for the year ended January 2, 1999 was ratified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:


                                                                       Withheld/       Broker
                                             For       Against         Abstained      Non-votes
                                             ---       -------         ---------      ---------

        Election of directors:
               Sangwoo Ahn                7,881,144        N/A           23,600           -
               Larry A. Liebenow          7,881,144        N/A           23,600           -
               Jerry I. Porras            7,881,144        N/A           23,600           -
               Eriberto R. Scocimara      7,881,144        N/A           23,600           -

        Ratification of auditors          7,898,508        1,800          4,435






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (A) Exhibits

                       27.0 - Financial Data Schedule

                  (B) The Company filed one report on Form 8-K on June 23, 1998 to report an amendment to the Certificate of Incorporation of the Company, dated October 25, 1993.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUAKER FABRIC CORPORATION




Date:  August 13, 1998                   By:     /s/ Paul J. Kelly
                                              ----------------------
                                              Paul J. Kelly
                                              Vice President - Finance
                                              and Treasurer