Form 10-Q
period 1998-10-03
QUAKER FABRIC CORP /DE/
filed 1998-11-17
CIK 103341

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

For the quarterly period ended October 3, 1998
                                       OR

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

Yes  X     No
   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        As of November 12, 1998, 15,646,551 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

-----------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    October 3,      January 3,
                                                                                       1998           1998
                                                                                    ----------      ----------
                                                                                    (Unaudited)     (Audited)
ASSETS
Current assets:
        Cash and cash equivalents                                                  $     447      $     234
        Accounts receivable, less allowances of $2,016 and $1,479 at
          October 3, 1998 and January 3, 1998, respectively,
          for doubtful accounts and sales returns and allowances                      42,064         32,996
        Inventories                                                                   50,583         32,176
        Prepaid expenses and other current assets                                      5,141          4,713
                                                                                   ---------      ---------
                 Total current assets                                                 98,235         70,119
                                                                                   ---------      ---------
Property, plant and equipment, net of depreciation and amortization of $45,699 and $37,709 at October 3, 1998
        and January 3, 1998, respectively                                            127,694        101,307
                                                                                   ---------      ---------
Other assets:
        Goodwill, net of amortization                                                  6,061          6,204
        Other assets                                                                     459            458
                                                                                   ---------      ---------
                 Total assets                                                      $ 232,449      $ 178,088
                                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of debt                                                    $     925      $     995
        Current portion of capital lease obligations                                   1,540          1,167
        Accounts payable                                                              17,780         18,203
        Accrued expenses                                                               9,398          7,120
                                                                                   ---------      ---------
                 Total current liabilities                                            29,643         27,485
                                                                                   ---------      ---------
Long-term debt, less current portion                                                  58,054         47,436
                                                                                   ---------      ---------
Capital lease obligations, net of current portion                                      4,095          5,336
                                                                                   ---------      ---------
Deferred income taxes                                                                 14,531         13,771
                                                                                   ---------      ---------
Other long-term liabilities                                                            1,771          1,747
                                                                                   ---------      ---------
Contingencies (note 3)
Redeemable preferred stock:
        Series A convertible, $.01 par value per share, liquidation preference
          $1,000 per share, 50,000 shares authorized.  No shares issued and
          outstanding                                                                     --             --
Stockholders' equity:
        Common stock, $.01 par value per share, 20,000,000 shares authorized;
          15,642,924 and 12,601,026 shares issued and outstanding as of
          October 3, 1998 and January 3, 1998, respectively                              156            126
        Additional paid-in capital                                                    83,372         46,530
        Retained earnings                                                             42,242         37,072
        Cumulative translation adjustment                                             (1,415)        (1,415)
                                                                                   ---------      ---------
                 Total stockholders' equity                                          124,355         82,313
                                                                                   ---------      ---------
                 Total liabilities and stockholders' equity                        $ 232,449      $ 178,088
                                                                                   =========      =========

                                       1

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                Three Months Ended      Nine Months Ended
                                                ------------------      -----------------
                                                Oct. 3,    Oct. 4,      Oct. 3,    Oct. 4,
                                                  1998       1997         1998       1997
                                                ------     -------      -------    -------
                                                    (Unaudited)             (Unaudited)
Net sales                                       $60,331    $55,130     $187,136   $160,803
Cost of products sold                            48,194     42,474      146,814    122,042
                                               --------    -------     --------   --------
Gross margin                                     12,137     12,656       40,322     38,761
Selling, general and administrative expenses      9,681      7,783       28,297     24,237
                                               --------    -------     --------   --------
Operating income                                  2,456      4,873       12,025     14,524


Other expenses:
  Interest expense, net                           1,387        928        4,055      2,623
  Other, net                                          3         20           15         48
                                               --------    -------     --------   --------
Income before provision for income taxes          1,066      3,925        7,955     11,853
Provision for income taxes                          374        845        2,785      3,462
                                               --------    -------     --------   --------
Net income                                      $   692    $ 3,080     $  5,170   $  8,391
                                               ========    =======     ========   ========
Earnings per common share - basic (Note 1)      $  0.04    $  0.25     $   0.39   $   0.68
                                               ========    =======     ========   ========
Weighted average shares outstanding -
   basic (Note 1)                                14,786     12,573       13,111     12,352
                                               ========    =======     ========   ========
Earnings per common share - diluted (Note 1)    $  0.04    $  0.23     $   0.38   $   0.64
                                               ========    =======     ========   ========
Weighted average shares outstanding -
   diluted (Note 1)                              15,369     13,264       13,777     12,954
                                               ========    =======     ========   ========

                                       2

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                       Three Months Ended        Nine Months Ended
                                                      -------------------      --------------------
                                                      Oct. 3,     Oct. 4,      Oct. 3,     Oct. 4,
                                                       1998        1997         1998        1997
                                                      -------     -------      -------     ------
                                                           (Unaudited)              (Unaudited)
Cash flows from operating activities:
  Net income                                           $  692     $ 3,080     $  5,170     $  8,391
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                     2,890       2,178        8,199       6,521
      Deferred income taxes                                92         418          760       1,203
      Stock option compensation expense                    --          --           --         571
      Changes in operating assets and liabilities:
          Accounts receivable (net)                    (5,599)     (6,650)      (9,068)     (6,081)
          Inventories                                  (7,753)     (2,310)     (18,407)     (3,381)
          Prepaid expenses and other assets              (396)        (92)        (445)        554
          Accounts payable and accrued expenses         5,030       6,679        1,855         725
          Other long-term liabilities                     (63)        (25)          24        (254)
                                                      --------    --------     --------     --------
              Net cash provided (used) by
                    operating activities               (5,107)      3,278      (11,912)      8,249
                                                      --------    --------     --------     --------
Cash flows from investing activities:
  Net purchase of property, plant and equipment        (9,373)     (6,791)     (34,377)    (17,008)
                                                      --------    --------     --------     --------
              Net cash used for investing activities   (9,373)     (6,791)     (34,377)    (17,008)
                                                      --------    --------     --------     --------
Cash flows from financing activities:
  Repayments of capital leases                           (294)       (336)        (868)       (992)
  Repayment of long-term debt                            (238)       (240)        (752)       (706)
  Capitalization of financing costs                        --          --          (50)         --
  Net borrowings (repayments) on revolving line of
     credit                                           (21,300)      3,400       11,300       6,400
  Proceeds from issuance of common stock,
    net of offering expenses                           36,460          --       36,460       3,267
  Proceeds from exercise of stock options                  24         620          412         620
                                                      --------    --------     --------     --------
              Net cash provided by financing
                     activities                        14,652       3,444       46,502       8,589
Net increase (decrease) in cash and cash equivalents      172         (69)         213        (170)
Cash and cash equivalents, beginning of period            275         284          234         385
                                                      --------    --------     --------     --------
Cash and cash equivalents, end of period              $   447     $   215     $    447  $      215
                                                      ========    ========     ========     ========

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of October 3, 1998 and January 3, 1998 and the results of their operations and cash flows for the three and nine months ended October 3, 1998 and October 4, 1997. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

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

                                                 Three Months Ended    Nine Months Ended
                                                 ------------------    -----------------
                                                 Oct. 3,    Oct. 4,    Oct. 3,    Oct. 4,
                                                  1998       1997       1998       1997
                                                  ----       ----       ----       ----
Weighted average common shares outstanding       14,786     12,573     13,111     12,352
Dilutive potential common shares                    583        691        666        602
                                                 ------     ------     ------     ------
Weighted average common shares outstanding
     and dilutive potential common shares        15,369     13,264     13,777     12,954
                                                 ======     ======     ======     ======


        On May 28, 1998, the Company announced that its Board of Directors had approved a three-for-two split of its common stock to be effected in the form of a stock dividend payable June 19, 1998 to stockholders of record as of June 8, 1998. Following the split, the Company had approximately 12.6 million shares outstanding. Common shares and earnings per common share have been restated to reflect the stock split.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES



        On August 4, 1998 the Company completed the public offering of 3.2 million shares of its common stock of which 3.0 million shares were sold by the Company and 0.2 million shares were sold by a selling stockholder.


Note 2 - INVENTORIES

        Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

        Inventories at October 3, 1998 and January 3, 1998 consisted of the following:



                                               October 3,       January 3,
                                                  1998             1998
                                               ---------        ----------
                                                    (In thousands)
     Raw materials                             $ 19,077          $ 14,430
     Work in process                             17,964             9,917
     Finished goods                              13,332             8,092
                                               --------          --------
         Inventory at FIFO                       50,373            32,439
     LIFO Reserve                                   210              (263)
                                               --------          --------
         Inventory at LIFO                     $ 50,583          $ 32,176
                                               ========          ========


Note 3 - LEGAL PROCEEDINGS

        The Company and certain of its officers and directors have been named as defendants in two putative class actions filed during September 1998 relating to the Company's public offering of 3.2 million shares of common stock that was completed on August 4, 1998 (the "Offering"). The actions are Bruno de Luca, On Behalf of Himself and All Others Similarly Situated v. Quaker Fabric Corp. et al. filed in the United States District Court for the Eastern District of New York, and Heng Yang, On Behalf of Himself and All Others Similarly Situated v. Quaker Fabric Corporation et al. filed in the United States District Court for the District of Massachusetts. The plaintiffs seek unspecified damages and rescission as a result of alleged material misrepresentations and omissions in the registration statement and prospectus for the Offering. The Company believes the suits to be without merit and plans to defend them vigorously. The cases are in their initial stages and the Company is not able to predict the outcome of the litigation at this time. The Company does not believe, however, that the lawsuits will have a material adverse affect on either its operations or financial condition.

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1997" ended January 3, 1998 and "Fiscal 1998" will end January 2, 1999. The first nine months of Fiscal 1997 and Fiscal 1998 ended October 4, 1997 and October 3, 1998, respectively.

Results of Operations - Quarterly Comparison

        Net sales for the third quarter of Fiscal 1998 increased $5.2 million or 9.4%, to $60.3 million from $55.1 million for the third quarter of Fiscal 1997. The average gross sales price per yard increased 7.4%, to $4.52 for the third quarter of Fiscal 1998 from $4.21 for the third quarter of Fiscal 1997. This increase was principally due to an increase in sales of middle to better-end fabrics which have a higher than average selling price. The gross volume of fabric sold increased 6.3%, to 11.9 million yards for the third quarter of Fiscal 1998 from 11.2 million yards for the third quarter of Fiscal 1997. The Company sold 20.9% more yards of middle to better-end fabrics and 15.9% fewer yards of promotional-end fabrics in the third quarter of Fiscal 1998 than in the third quarter of Fiscal 1997. The average gross sales price per yard of middle to better-end fabrics increased by 6.6%, to $5.02 in the third quarter of Fiscal 1998 as compared to $4.71 in the third quarter of Fiscal 1997. The average gross sales price per yard of promotional-end fabric was $3.44 in the third quarter of both Fiscal 1998 and Fiscal 1997.

        Gross fabric sales within the United States increased 24.9%, to $44.9 million in the third quarter of Fiscal 1998 from $36.0 million in the third quarter of Fiscal 1997. Foreign and Export sales decreased 20.8%, to $8.7 million in the third quarter of Fiscal 1998 from $11.0 million in the third quarter of Fiscal 1997. Gross yarn sales decreased 10.6%, to $8.1 million in the third quarter of Fiscal 1998 from $9.1 million in the same period of Fiscal 1997.

        The gross margin percentage for the third quarter of Fiscal 1998 decreased to 20.1% as compared to 23.0% for the third quarter of Fiscal 1997. The decrease in gross profit margin percentage was primarily due to 1.) systems-related issues which depressed the Company's production rates during the quarter, and 2.) a significant reduction in foreign and export sales, which have higher than average selling prices, due to deteriorating economic conditions in various foreign markets.

        Selling, general and administrative expenses increased to $9.7 million for the third quarter of Fiscal 1998 from $7.8 million for the third quarter of Fiscal 1997. Selling, general and administrative expenses as a percentage of net sales increased to 16.0% in the third quarter of Fiscal 1998 from 14.1% in the third quarter of Fiscal 1997. The increase in selling, general and administrative expenses was primarily due to increased labor and fringe benefit costs associated with the continued expansion of the Company's design and contract market staffs, increased fabric sampling costs, and currency translation expenses due to the devaluation of the Mexican peso.

        Interest expense was $1.4 million for the third quarter of Fiscal 1998, and $0.9 million for the third quarter of Fiscal 1997. Higher levels of senior debt, including higher levels of borrowing on the Company's senior credit facility, were the primary reasons for the increase.

        The effective combined income tax rate was 35.0% for the third quarter of Fiscal 1998, and 21.5% for the third quarter of Fiscal 1997. The lower effective tax rate in Fiscal 1997 was due to a reduction in certain deferred and other tax liabilities related to higher levels of anticipated benefits from the Company's foreign sales corporation and higher levels of tax credits.

        Net income for the third quarter of Fiscal 1998 decreased to $0.7 million, or $0.04 per common share-diluted, from $3.1 million, or $0.23 per common share-diluted, for the third quarter of Fiscal 1997. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998 and Note 1 herein.


Results of Operations - Nine-month Comparison

        Net sales for the first nine months of Fiscal 1998 increased $26.3 million, or 16.4%, to $187.1 million from $160.8 million for the first nine months of Fiscal 1997. The average gross sales price per yard increased 6.9%, to $4.51 for the first nine months of Fiscal 1998 from $4.22 for the first nine months of Fiscal 1997. This increase was principally due to an increase in sales of middle to better-end fabrics which have a higher than average selling price. The gross volume of fabric sold increased 11.7%, to 36.9 million yards for the first nine months of Fiscal 1998 from 33.1 million yards for the first nine months of Fiscal 1997. The Company sold 19.9% more yards of middle to better-end fabrics and 2.1% fewer yards of promotional-end fabrics in the first nine months of Fiscal 1998 than in the first nine months of Fiscal 1997. The average gross sales price per yard of middle to better-end fabrics increased by 7.0% to $5.03 in the first nine months of Fiscal 1998 as compared to $4.70 in the first nine months of Fiscal 1997. The average gross sales price per yard of promotional-end fabric increased by 0.9%, to $3.44 in the first nine months of Fiscal 1998 as compared to $3.41 in the first nine months of Fiscal 1997.

        Gross fabric sales within the United States were $137.5 million in the first nine months of Fiscal 1998 an increase of 24.2% over gross fabric sales of $110.7 million during the first nine months of 1997. Foreign and Export sales increased 0.4% to $28.9 million in the first nine months of Fiscal 1998 from $28.7 million in the first nine months of Fiscal 1997. Gross yarn sales increased 1.5% to $24.8 million in the first nine months of Fiscal 1998 from $24.4 million in the same period of Fiscal 1997.

        The gross margin percentage for the first nine months of Fiscal 1998 decreased to 21.5% as compared to 24.1% for the first nine months of Fiscal 1997. The decrease in the gross margin percentage was due to 1.) lower operating efficiencies and other period costs during the first half of Fiscal 1998 associated with the implementation of the $80.0 million, two-year capacity expansion plan which the Company began implementing in 1997, 2.) lower production rates and manufacturing output during the third quarter of Fiscal 1998 due to systems-related issues, and 3.) heavy overtime expenses associated with operating almost all the Company's manufacturing areas on a six and one-half day per week schedule to meet customer demand.

        Selling, general and administrative expenses increased to $28.3 million for the first nine months of Fiscal 1998 from $24.2 million for the first nine months of Fiscal 1997. Selling, general and administrative expenses were 15.1% of net sales in the first nine months of both Fiscal 1998 and Fiscal 1997. The increase in selling, general and administrative expenses was primarily due to increases in sales commissions, labor and fringe benefits, fabric sampling expenses, and expenses associated with the devaluation of the Mexican peso. A $480 thousand, non-cash increase in stock option amortization expense, due to complete vesting of certain stock options as a result of the 1997 Offering (as hereinafter defined), increased selling, general and administrative expenses as a percentage of net sales by 0.3% in Fiscal 1997.

        Interest expense increased to $4.1 million for the first nine months of Fiscal 1998 from $2.6 million in the first nine months of Fiscal 1997. Higher levels of senior debt financing, at higher rates of interest, were the primary reasons.

        The effective combined income tax rate was 35.0% for the first nine months of Fiscal 1998, and 29.2% for the first nine months of Fiscal 1997. The lower effective tax rate in Fiscal 1997 was due to an adjustment in the third quarter reducing certain deferred and other tax liabilities related to higher levels of anticipated benefits from the Company's foreign sales corporation and higher levels of tax credits.

        Net income for the first nine months of Fiscal 1998 decreased to $5.2 million, or $0.38 per common share-diluted, from $8.4 million, or $0.64 per common share-diluted, for the first nine months of Fiscal 1997. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998 and Note 1 herein.


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

        In December 1997, the Company amended its $50.0 million unsecured credit facility with several banks (the "Credit Agreement") to extend its maturity to December 31, 2002. In June 1998, the Company further amended its Credit Agreement to increase the amount of the facility from $50.0 million to $70.0 million and to eliminate covenant limitations with respect to capital expenditures. As of October 3, 1998, the Company had an outstanding balance of $13.0 million under the Credit Agreement and unused availability of $56.9 million, net of outstanding letters of credit. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

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

        On August 4, 1998, the Company completed a public offering of 3.2 million shares of its common stock of which 3.0 million shares were sold by the Company and 0.2 million shares were sold by a selling stockholder (the "August 1998 Offering"). The Company applied its share of the net proceeds from the August 1998 Offering, or approximately $36.5 million, to repay amounts borrowed under the Credit Agreement.

        Net capital expenditures for the first nine months of Fiscal 1997 were $17.0 million. Capital expenditures during the first nine months of Fiscal 1998 used $34.4 million of cash. Capital expenditures for 1998 were funded primarily by borrowings under the Credit Agreement and proceeds from the August 1998 Offering. Management anticipates that capital expenditures will total approximately $45.0 million in Fiscal 1998, including approximately $37.0 million for new production equipment to expand chenille yarn manufacturing capacity, increase weaving capacity, and support the Company's marketing, productivity, quality, service and financial performance objectives. Management believes that the net proceeds to the Company from the August 1998 Offering, together with cash flow from operations and borrowings under the Company's Credit Agreement, will provide sufficient funding for the Company's capital expenditures and working capital needs for at least the next 18 months.

        In addition, on July 28, 1998, the Board of Directors of the Company approved an additional $17.8 million of capital expenditures, approximately $4.0 million of which the Company anticipates spending in Fiscal 1998 for new manufacturing equipment and to buy land in Fall River, Massachusetts on which the Company plans to construct a new modular manufacturing facility.


Year 2000

        The "Year 2000 issue" is a result of the many existing computer programs that utilize only the last two, rather than all four, digits to specify a year. As a result, it is anticipated that date sensitive programs may only recognize "00" as signifying the year 1900, and therefore not recognize the year 2000. Although the exact consequences of such an event are not yet fully known, there is concern that there could be at least a temporary inability to engage in normal business operations, which, in the aggregate, could have a negative effect on the global economy.

        The Company has considered and planned for the Year 2000 issue since the middle of 1996. In that regard, the Company has worked with outside consultants and software vendors to address its response to the Year 2000 issue, as well as to update its overall management information system. In addition, the Company formed an internal project team to coordinate these efforts. In late 1996, the Company purchased a new Enterprise Resource Planning system (the "ERP"). The ERP is intended to enhance the Company's ability to meet its productivity, service and quality objectives, as well as to be fully Year 2000 compliant, and carries a warranty for the latter purpose. The ERP is designed to read all four digits of a given year, and to convert two digit year designations, as well. The Company converted to the ERP during July 1998, and plans for the full implementation of the system by the end of 1998.

        The Company has also initiated the process of studying its manufacturing and other critical equipment that may be date-sensitive, including equipment with embedded technology. The Company has organized an internal team to conduct a survey of all such equipment. A timetable with respect to the completion of various stages of the team's efforts is being established.

        Through October 3, 1998, the Company has spent approximately $4.5 million for product acquisition, planning, conversion, and implementation in connection with the ERP. The Company estimates spending an additional $500,000 in connection with its efforts to fully implement the ERP. Substantially all of the hardware and software costs have been and will be capitalized.

        The Company has sent surveys to its major vendors in an attempt to ascertain their state of Year 2000 readiness and to determine the extent to which the Company may be adversely effected by their failure to sufficiently address the Year 2000 issue. The Company has begun to receive responses to those surveys and a team of Company employees will continue to coordinate the Company's efforts in this regard. Similarly, the Company has been in communication with its major customers, and is receiving information from them as to their state of readiness for the Year 2000.

        The Company has not yet accumulated enough information to assess the state of Year 2000 preparedness of its major suppliers and vendors. While the failure by these entities to adequately address their Year 2000 issues could have a material adverse effect on the Company, it is not presently possible to reasonably estimate the amount of business that the Company could lose or the other costs that the Company could sustain in the event of such failure. Similarly, to the extent that other components of the global political, financial, economic, transportation and manufacturing sectors malfunction at the Year 2000, the Company's operations and financial strength would likely be adversely impacted to some presently unknown degree.

        The Company believes that it will be successful in its efforts to address the Year 2000 issue and will therefore not suffer any material adverse effect on its operations or financial condition. Although the Company is not certain as to the nature and complete extent of the risks of failure in this regard, such failure could lead to a "most reasonably likely worst case scenario" where it was severely limited in its ability to perform its manufacturing processes, deliver its products, and otherwise engage in its ordinary business operations for an unknown period of time. At present, the Company has no contingency plan in place for such an occurrence and has no firm plans to initiate the creation of such a contingency plan or to further study the uncertainty surrounding the risks of failure.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        The Company and certain of its officers and directors have been named as defendants in two putative class actions filed during September 1998 relating to the Company's public offering of 3.2 million shares of common stock that was completed on August 4, 1998 (the "Offering"). The actions are Bruno de Luca, On Behalf of Himself and All Others Similarly Situated v. Quaker Fabric Corp. et al. filed in the United States District Court for the Eastern District of New York, and Heng Yang, On Behalf of Himself and All Others Similarly Situated v. Quaker Fabric Corporation et al. filed in the United States District Court for the District of Massachusetts. The plaintiffs seek unspecified damages and rescission as a result of alleged material misrepresentations and omissions in the registration statement and prospectus for the Offering. The Company believes the suits to be without merit and plans to defend them vigorously. The cases are in their initial stages and the Company is not able to predict the outcome of the litigation at this time. The Company does not believe, however, that the lawsuits will have a material adverse affect on either its operations or financial condition.



Item 6.   Exhibits and Reports on Form 8-K

                  (A) Exhibits

                        27.0 - Financial Data Schedule

                  (B) There were no reports on Form 8-K filed during the three months ended October 3, 1998.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   QUAKER FABRIC CORPORATION




Date: November 13, 1998                 By:  /s/ Paul J. Kelly
      --------------------                  ------------------------
                                                 Paul J. Kelly
                                            Vice President - Finance
                                            and Treasurer