Form 10-K405
period 1999-01-02
QUAKER FABRIC CORP /DE/
filed 1999-04-02
CIK 103341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            QUAKER FABRIC CORPORATION
                            -------------------------
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
                          -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 25, 1999 was approximately $76.7 million.

As of March 25, 1999, 15,650,442 shares of Registrant's common stock, par value $0.01 per share were outstanding.

                       Documents Incorporated by Reference

                  Description of document                      Part of the Form 10-K
                  -----------------------                      ---------------------

       Portions of the Proxy Statement to be used in      Part III (Item 10 through Item 13)
        connection with the Registrant's 1999 Annual                and Part IV
                 Meeting of Stockholders.

           1998 Annual Report to Shareholders              Part II (Item 5 through Item 8)


                            Exhibit Index on Page 21

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

        Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarns, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design, cost and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics, including its soft, velvet-like Jacquard chenilles. The Company's revenues have grown from $123.4 million in 1992 to $252.6 million in 1998, a compound annual growth rate ("CAGR") of 12.7%.

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

        The Company sells its upholstery fabrics to over 600 domestic furniture manufacturers, including virtually every significant domestic manufacturer of upholstered furniture. Quaker also distributes its fabrics internationally. In 1998, fabric sales outside the United States of $41.5 million represented approximately 18.1% of gross fabric sales. Quaker's October 1996 introduction of its Whitaker Collection'TM', a branded line of a select group of the Company's better-end products, has resulted in incremental sales to a number of well-known higher-end furniture manufacturers. Management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order.

        During the past five years, Quaker has invested more than $94.0 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, improve product quality and produce the more complex fabrics associated with the Company's successful penetration of the middle to better-end segment of the upholstery fabric market. During 1999, Quaker plans to spend approximately $11.0 million on additional manufacturing equipment to further its marketing, productivity, quality, service and financial objectives.

        The Company produces all of its yarn and fabric products in its seven manufacturing plants in Fall River and Somerset, Massachusetts, where Quaker has over one million square feet of manufacturing and warehousing space. In 1998, Quaker also began using warehouse space in Brockton, Massachusetts. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Tupelo, Mississippi, and Los Angeles, California. To provide better service to its international customers, the Company also has a distribution center in Mexico.

HISTORY

      In 1998, the Company consummated an underwritten public offering of 3,200,000 shares of Common Stock, of which 3,000,000 shares were sold by the Company and 200,000 shares were sold by selling stockholders (the "Offering"). The price to the public per share of Common Stock was $13.00.

THE INDUSTRY

        Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be approximately $2.0 billion annually. Management estimates the size of the international fabric market to be at least twice that of the domestic market. Due to the capital intensive nature of the fabric manufacturing process and the importance of economies of scale in the industry, the domestic industry is concentrated, with the top 15 upholstery fabric manufacturers, including Quaker, accounting for over 80% of the total market. Most of the largest U.S. fabric producers have expanded their export sales, capitalizing on their size, distribution capabilities, technology advantages and broad product lines. Management believes that over the last several years furniture manufacturers have moved toward more highly-styled Jacquard fabrics. Within the Jacquard segment, price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where fabric styling and design considerations typically play a more important role.

        Demand for upholstery fabric is a function of demand for upholstered furniture. The upholstered furniture market has grown from $5.4 billion in 1991 to a projected $10.0 billion in 1998. Total upholstered furniture demand is affected by population growth and demographics, consumer confidence, disposable income, geographic mobility, housing starts, and home sales. Although the domestic residential furniture industry is cyclical, periods of decline have been relatively brief.

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

        Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by certain trends:

(i) The furniture industry has been consolidating at both the retail and manufacturing levels for several years. As a result, fabric suppliers are required to deal with larger customers that require shorter delivery lead times, customer-specific inventory management programs, and additional information technology-based support services. Large integrated fabric suppliers have an advantage over smaller competitors because of their ability to meet the volume and delivery requirements of the large furniture manufacturers and retailers and offer a broader range of product choices.

(ii) There is a growing trend in the United States toward a more casual lifestyle, as evidenced by "casual Fridays" in the workplace and product shifts in the apparel and home furnishings industries. Management believes this trend has resulted in growing demand for less formal furniture upholstered with more comfortable fabric.

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

(vi) Most of the largest U.S. fabric producers have expanded their export sales, leveraging their size and broad product lines. U.S. fabric producers with international distribution capabilities have also benefited from a growing demand for American styles and designs by foreign consumers.

STRATEGY

        Quaker's strategy to further its growth and financial performance objectives includes:

        Increasing Sales to the Middle to Better-End Segment. To capitalize on the consolidation trend in the furniture industry, the Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics by increasing the breadth and depth of its product line. Sales of the Company's middle to better-end fabrics, which the Company first began emphasizing in the early 1990s, have increased from $66.3 million, or 56.3% of total fabric sales in 1992, to $173.8 million, or 76.0% of total fabric sales in 1998, a CAGR of 17.4%.

        Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker. As a result, the Company's international sales have increased from $18.3 million in 1992 to $41.5 million in 1998, a CAGR of 14.7%.

        Penetrating Related Fabric Markets. The company believes that the superior styling and performance characteristics of its fabrics, as well as the recent ISO 9001 certification of its operations, provide opportunities to penetrate the contract market and increase Quaker's share of the interior decorator and recreational vehicle markets. Management believes Quaker's Jacquard Ankyra'TM' chenille fabrics and Quaker Plush products will provide the Company with a product advantage in these markets.

        Growing Specialty Yarn Sales. Quaker is a leading producer of specialty yarns and management believes it is the world's largest producer of chenille yarns. Approximately 82% of the chenille yarn manufactured by the Company is used in the production of the Company's fabric. The balance is sold to apparel and home textile firms throughout the United States through Quaker's yarn sales division, Nortex Yarns. Sales of the Company's specialty yarns have increased from $7.8 million in 1992 to $30.1 million in 1998, a CAGR of 25.2%. In addition to the popularity of the Company's current line of specialty yarns, including its proprietary, abrasion-resistant Ankyra chenille yarns, Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's yarn customers.

        Considering Acquisition Opportunities. Although all of Quaker's growth to date has been the result of internal initiatives, the Company has evaluated a number of acquisition candidates in the past and will continue to consider acquisition opportunities in the future. An ideal acquisition candidate would either support the Company's new market development objectives or offer a unique and complementary product, manufacturing or technical capability.

COMPETITIVE STRENGTHS

        Management believes that the following competitive strengths distinguish Quaker from its competitors and that these strengths serve as a solid foundation for the Company's long-term growth strategy:

        Product Design and Development Capabilities. Management believes that Quaker's reputation for design excellence and product leadership is, and will continue to be, the Company's most important competitive strength.

        Focus on Jacquard Fabrics. Management believes the detailed, copyrighted designs of the Company's Jacquard fabrics have enabled it to compete primarily based on superior styling and design, rather than price.

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

PRODUCTS

        The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.50 to $25.00 per yard. While most of the Company's fabrics are sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker label in October 1996. In 1998, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $3.44 per yard and $5.05 per yard, respectively, compared to $3.41 and $4.72, respectively, in 1997. The average gross sales price per yard of the Company's fabrics was $4.54 in 1998, compared to $4.23 in 1997.

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

        Quaker's product offerings are noted for their wide use of chenille yarns, which have a soft, velvet-like appearance and feel. To take advantage of casual furniture trends, and to capitalize on the growth of the motion furniture segment, Quaker developed a soft chenille yarn with superior abrasion resistance to compete effectively with flocks, velvets and tufted fabrics. The Company markets the line of chenille fabrics it produces using these yarns under its Ankyra label. Through a licensing agreement with Solutia (f/k/a Monsanto), a number of the Company's Ankyra-based chenille fabrics, as well as certain other fabrics in its line, have been "Wear-Dated" by Solutia.

        The Company has taken steps to expand both the breadth and depth of the Company's product portfolio by increasing the number of fabrics designed to meet the needs of manufacturers of middle to higher-end upholstered furniture products, and expanding the number of fabrics and styles offered at each price point and in each styling category to provide all of the Company's customers with more product choices. Quaker's broad product line is very important from a competitive standpoint. It enhances the ability of the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. In 1996, to generate additional business from manufacturers of higher-end upholstered furniture, the Company began offering a select group of its middle to better-end products exclusively to those customers under its Whitaker label. Sales of the Company's middle to better-end fabrics have increased from $66.3 million, or 56.3% of total fabric sales in 1992, to $173.8 million, or 76.0% of total fabric sales in 1998.

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

SALES AND MARKETING

UPHOLSTERY FABRICS

        Net fabric sales during 1998 were $223.9 million, or approximately 88.6% of the Company's net sales. The Company sells its upholstery fabrics to over 600 furniture manufacturers worldwide, including substantially all of the largest domestic manufacturers of upholstered furniture. Fabric sales to the Company's top 25 customers accounted for approximately 38.6% of 1998 net sales. None of the Company's customers accounted for more than 5% of net sales during 1998.

        The Company uses a direct marketing force of 22 sales representatives, four of whom are based in Quaker's Mexico City distribution center, to market its fabrics in the United States and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of 25 independent commissioned agents appointed to represent the Company in Europe, the Far East, Australia, New Zealand, the Middle East, and Central and South America. All agents located outside the United States are supervised by the Company's Director - International Business, and by Quaker's Vice President - Sales and Marketing.

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

        Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, Dubai, Germany, Italy, and Mexico, as well as certain trade shows in the United States aimed at the international market. Foreign sales of fabric accounted for approximately 18.1% of Quaker's gross fabric sales during 1998.

        In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains four distribution centers from which its customers may purchase the Company's products directly. These facilities are located in Los Angeles, California; Mexico City, Mexico; High Point, North Carolina; and Verona, Mississippi.

SPECIALTY YARNS

        Net yarn sales during 1998 were $28.7 million, or approximately 11.4% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted, taslan, and chenille. Quaker is a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarn, a soft pile yarn which produces a velvet-like fabric. Chenille yarns, and fabrics made out of chenille yarns, have become increasingly popular over the past several years, in part, as a result of the recent trend toward softer, more casual home furnishings and apparel. The Company's specialty yarns are sold under the name of Nortex Yarns to manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products, as well as manufacturers of sweaters and other apparel. The Company has approximately 55 yarn customers.

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

MANUFACTURING

        All of Quaker's fabrics and yarns are manufactured at the Company's seven manufacturing facilities in Fall River and Somerset, Massachusetts, and management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order. The Company's objective is to operate its production facilities on a five to five and one half-day week, three-shift schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules, and during periods of weaker demand, the Company will decrease its production rates accordingly.

        The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of home furnishings products and apparel in the United States. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing processes followed by the application of a latex backing, to enhance the durability and performance characteristics of the end product, as well as a stain-resistant finish upon customer request. The Company's Quaker Plush products benefit from an additional chemical and mechanical finishing process designed to enhance their appearance and softness. A final product quality inspection is conducted prior to shipment to the Company's customers.

        Quaker has added approximately 300 new looms to its manufacturing base since 1989 and plans to move 10 additional looms into production during the first quarter of 1999. All of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without being limited by equipment-related design constraints.

        The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

        During the past five years, the Company placed in service more than $94.0 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives. During 1997 and 1998, the Company implemented a $67.0 million capacity expansion program, and during 1998, the Company temporarily outsourced a small amount of its manufacturing requirements to provide better service to its customers until the new looms included in this capacity expansion plan were added. All such outsourcing was discontinued during the fourth quarter of 1998.

QUALITY ASSURANCE

        Management believes that product quality is a significant competitive factor in both the domestic and international fabric markets. Quaker's quality initiatives include:

          The use of incentive programs in certain of its production departments to factor quality into the overall compensation programs in these areas.

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

          ISO 9001 certification of all of the Company's operations.

        In addition to these measures, the built-in quality control features and more precise settings on the new production equipment the Company has placed in service since 1990 also support the Company's efforts to provide defect-free products to its customers.

        The Company's quality-related return rate, as a percentage of total yards shipped was 0.4% in both 1997 and 1998, and the Company's sales of second-quality fabric were $1.3 million in 1997 and $2.1 million in 1998.

TECHNOLOGY

        As part of Quaker's overall strategy to improve productivity and achieve a service advantage over its competitors, the Company strives to introduce new technologies into its operations whenever possible. Quaker's efforts in this area include: (i) the use of its management information system to provide computer support to the Company's manufacturing operations; (ii) the use of CAD equipment to reduce the time required to bring its new products to market, including the design of "Specials"; (iii) the use of bar-coding systems to improve both the efficiency of its own manufacturing operations and service to its customers; and (iv) the use of electronic Jacquard heads and other production equipment equipped with microprocessors to improve manufacturing efficiencies and reduce unit costs.

        The Company's CAD equipment is used to develop new fabric designs and to prepare plastic Jacquard cards for use with the Company's mechanical Jacquard heads, and computer disks for use with Quaker's newer electronic Jacquard heads. These plastic cards and computer disks contain precise instructions about the construction of the particular fabric pattern to be woven.

        The Company first introduced bar-coding technology in certain of its operations in 1993. During 1998, Quaker introduced bar-coding technology in the balance of its manufacturing areas so that material movement can be traced electronically from receiving to shipping.


YEAR 2000

        The "Year 2000 issue" is a result of the many existing computer programs that use only the last two, rather than all four, digits to specify a year. As a result, it is anticipated that date sensitive programs may only recognize "00" as signifying the year 1900, and therefore not recognize the year 2000. Although the exact consequences of such an event are not yet fully known, there is concern that there could be at least a temporary inability to engage in normal business operations, which, in the aggregate, could have a negative effect on the global economy.

        The Company has considered and planned for the Year 2000 issue since the middle of 1996 when the Company began working with outside consultants and software vendors to both develop its response to the Year 2000 issue, as well as to update its overall management information system. In addition, the Company has an internal project team in place to coordinate these efforts. In late 1996, the Company purchased a new Enterprise Resource Planning system (the "ERP"). The ERP is intended to enhance the Company's ability to meet its productivity, service and quality objectives, is represented as fully Year 2000 compliant, and therefore carries a warranty for the latter purpose. The ERP is designed to read all four digits of a given year, and to convert two digit year designations, as well. The Company converted to the ERP during July 1998, and fully implemented the system by the end of 1998.

        The Company has also initiated the process of reviewing its manufacturing and other critical equipment that may be date-sensitive, including equipment with embedded technology. The Company has organized an internal team to conduct a survey of all such equipment. The survey is substantially complete and remediation of equipment is not expected to be material. A timetable and approach to the testing of certain critical equipment with embedded technology is under consideration.

        Through January 2, 1999, the Company has spent approximately $4.8 million for product acquisition, planning, conversion, and implementation in connection with the ERP. Substantially all of the hardware and software costs have been and will be capitalized.

        The Company has sent surveys to its major vendors in an attempt to ascertain their state of Year 2000 readiness and to determine the extent to which the Company may be adversely effected by their failure to address the Year 2000 issue appropriately. The Company has received responses to most of those surveys and a team of Company employees will continue to coordinate the Company's efforts in this regard. Similarly, the Company has been in communication with its major customers, and is receiving information from them as to their state of readiness for the Year 2000.

        The Company will continue to assess the state of Year 2000 preparedness of its major suppliers and vendors. While the failure by these entities to adequately address their Year 2000 issues could have a material adverse effect on the Company, it is not presently possible to reasonably estimate the amount of business that the Company could lose or the other costs that the Company could sustain in the event of such failure. Similarly, to the extent that other segments of the global political, financial, economic, transportation and manufacturing sectors malfunction at the Year 2000, the Company's operations and financial strength would likely be adversely affected to some presently unknown degree.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

        Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain of the yarns the Company produces internally and purchases from other manufacturers. Substantially all of the raw materials used by the Company are purchased from primary producers with manufacturing operations in the United States. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying market for petrochemicals in general. Historically, the Company has been able to pass through a substantial portion of any increases in its raw material costs; however, the Company experienced significant increases in certain raw material prices in 1995 which it was not able to pass through fully to its customers during 1995 and which contributed to a reduction in the Company's 1995 gross margin. During 1998, the Company experienced no significant increases in raw material prices.

        Although other sources are available, the Company currently procures approximately one-half of its raw material components from two major industry suppliers, one of which is the sole supplier of a filament yarn used in the Company's chenille manufacturing operations. Generally, Quaker has not experienced any significant difficulty in meeting its raw material needs, expects that it will be able to obtain adequate amounts to meet future requirements, and seeks to identify alternate sources for all critical raw material components. A shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

COMPETITION

        The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavy toward fabric styling and design considerations. Although the Company has experienced no significant competition in the United States from imported fabric to date, changes in foreign exchange rates or other factors could make imported fabrics more competitive with the Company's products in the future. During 1998, the Company's yarn sales business faced heavy competition from imports of apparel products from the Far East. Management anticipates this condition will continue for the foreseeable future.

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

BACKLOG

        As of January 2, 1999, the Company had orders pending for approximately $31.9 million of fabric and yarn compared to $53.4 million as of January 3, 1998. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

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

EMPLOYEES

        The Company is the largest manufacturer, and the largest private sector employer, in Fall River, Massachusetts. As of January 3, 1999, Quaker employed 2,414 persons, including 1,941 production employees, 208 technical and clerical employees, and 265 exempt employees and commissioned sales representatives. The Company's employees are not represented by a labor union, and management believes that employee relations are good.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 herein)

        The executive officers of the Company are as follows:


                                                                                              OFFICER
               NAME                  AGE                  POSITION                             SINCE
               ----                  ---                  --------                            -------
        Larry A. Liebenow............55   President, Chief Executive Officer, and Director     1989
        Anthony Degomes..............58   Vice President - New Business Development            1991
        James A. Dulude..............43   Vice President - Manufacturing                       1990
        Cynthia L. Gordan............51   Vice President, Secretary, and General Counsel       1989
        Mark R. Hellwig..............41   Vice President - Supply Chain Management             1998
        Thomas Muzekari..............58   Vice President - Sales and Marketing                 1996
        Beatrice Spires..............37   Vice President - Styling and Design                  1996
        Paul J. Kelly................54   Vice President - Finance, Chief Financial Officer
                                            and Treasurer                                      1989
        J. Duncan Whitehead..........56   Vice President - Research and Development            1990



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

Mark R. Hellwig. Mr. Hellwig has served as Vice President - Supply Chain Management since October 1998. From January 1996 until October 1998, Mr. Hellwig was Director - Supply Chain Management for Solo Cup Company. From August 1993 to January 1996, Mr. Hellwig was Director - Logistics at Solo Cup Company. From 1989 to 1993, Mr. Hellwig was with Deloitte and Touche.

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

Thomas H. Muzekari. Mr. Muzekari has served as Vice President - Sales and Marketing since October 1998, and was Vice President - Marketing from March 1996 until October 1998. From September 1989 until February 1996, Mr. Muzekari was the Vice President - Marketing for Collins & Aikman's Velvet Division. From 1970 to September 1989, Mr. Muzekari held various management positions in both sales and marketing with Miliken and Company.

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

ITEM 2.  PROPERTIES

PROPERTIES

        Quaker is headquartered in Fall River, Massachusetts where it currently has seven facilities, six of which are used primarily for manufacturing and warehousing purposes. The seventh facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. In addition, the Company maintains a manufacturing facility in Somerset, Massachusetts and warehouse space in Brockton, Massachusetts. The Company has three distribution centers in the United States and one in Mexico. The table below sets forth certain information relating to the Company's current facilities:


                  LOCATION                  STATUS        PURPOSE           BUILDING AREA(SF)      OWNERSHIP
------------------------------------------------------------------------------------------------------------

        Grinnell Street, Fall River.........Active     Manufacturing           728,000             Owned
        Quequechan Street, Fall River.......Active     Manufacturing           244,000             Owned
        Davol Street, Fall River............Active     Offices/Warehouse       245,000             Owned
        Campanelli Drive, Brockton, MA......Active     Warehouse               217,351             Leased(1)
        Ferry Street, Fall River............Active     Manufacturing           193,000             Owned
        Graham Road, Fall River.............Active     Manufacturing            52,000             Leased(2)
        Airport Road, Fall River............Active     Manufacturing            28,000             Leased(3)
        Lewiston Street, Fall River.........Active     Manufacturing            61,762             Leased(4)
        County Street, Somerset, MA.........Active     Manufacturing            52,500             Leased(5)
        Verona, Mississippi.................Active     Distribution Center      20,000             Owned
        City of Industry, California........Active     Distribution Center      17,286             Leased(6)
        Mexico City, Mexico.................Active     Distribution Center       9,000             Leased(7)
        High Point, North Carolina..........Active     Distribution Center       8,500             Leased(8)


(1) Lease expires December 31, 2003
(2) Lease expires July 31, 2002
(3) Lease expires October 22, 1999
(4) Lease expires March 29, 2000
(5) Lease expires May 20, 2000
(6) Lease expires October 1, 2001
(7) Lease expires February 5, 2000
(8) Lease expires July 31, 2001

        Quaker has sales offices in Fall River, Massachusetts; Mexico City, Mexico; Hickory and High Point, North Carolina; Chicago, Illinois; Tupelo, Mississippi; and Los Angeles, California. All of the Company's sales offices, except the one in Fall River, Massachusetts, are leased.

        During 1998, the Company announced plans to develop and construct a new modular manufacturing facility in Fall River. Plans for the development are underway, and three of the four purchase and sale agreements needed to complete the site acquisition phase of the project have been executed. The Company anticipates that the fourth, and final, purchase and sale agreement will be executed during April 1999.

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

        In particular, the Company is aware of soil and groundwater contamination relating to the use of certain underground fuel oil storage tanks at its Fall River facilities. The Company has notified the Commonwealth of Massachusetts regarding these releases. The Company's ultimate clean-up costs relating to these underground storage tanks cannot be predicted with certainty at this time. In addition, during the fourth quarter of 1993 the Company removed and encapsulated asbestos at two of its facilities and the Company has an on-going asbestos management program in place to appropriately maintain the asbestos that remains present at its facilities. During the fourth quarter of 1998 and the first quarter of 1999 oil-contaminated soil resulting from a leak during the mid-1970s from an underground fuel storage tank at the Company's former facility in Claremont, New Hampshire, was removed and disposed of at an asphalt batching plant. The Company has agreed to indemnify the purchaser for these clean-up costs subject to certain limitations. The Company has also agreed to indemnify the purchaser of the Company's former facility in Leominster, Massachusetts, for certain environmental contingencies.

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

ITEM 3.  LEGAL PROCEEDINGS

        Except as described below, the Company is not a party to any legal proceedings other than routine legal proceedings incidental to its business, which, in the opinion of management, are immaterial in amount or are expected to be covered by the Company's insurance carriers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Summary Quarterly Financial Data," and "Liquidity and Capital Resources" on pages 31 and 29, respectively, of Quaker's 1998 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data," on page 12 of Quaker's 1998 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 26 to 30 of Quaker's 1998 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE
     COMMODITY INSTRUMENTS

As of January 2, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company uses excess cash to reduce borrowings under a credit agreement it has with two banks. Occasionally the Company will invest excess cash in short-term Euro dollar deposits or money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's primary interest rate risk is related to borrowings under its Revolving Credit Agreement. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. The Company is also exposed to currency exchange rate fluctuations as they pertain to its operations in Mexico. Operations in Mexico are denominated in Mexican pesos. The exchange rate between the U.S. dollar and Mexican peso has fluctuated during the past five years. The Company has not engaged in currency hedging activities to date and attempts to minimize exchange risk by converting excess peso funds to U.S. dollars as often as practicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions, "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Summary Quarterly Financial Data," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," on pages 13 to 24, 31, and 25 of Quaker's 1998 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Form 10-K

        (i) Financial Statements (incorporated by reference, see Item 8)

Consolidated Balance Sheets --January 2, 1999 and January 3, 1998
Consolidated Statements of Income -- For the years ended January 2, 1999 and
     January 3, 1998
Consolidated Statements of Changes in Stockholders' Equity -- For the years ended January 2, 1999, January 3, 1998, and January 4, 1997
Consolidated Statements of Cash Flows -- For the years ended January 2, 1999,
     January 3, 1998, and January 4, 1997
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

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

(b)     Reports on Form 8-K
        None.

(c)     Exhibits

               3(i) - Certificate of Incorporation of the Company, as amended.1 3(ii) - By-laws of the Company.(1)
               10.1  - Loan and Security Agreement, dated as of October 31,
                       1990, between the Company and Continental Bank N.A., as amended by Amendments Nos. 1 through 9 thereto.(1)
               10.2  - Securities Purchase Agreement, dated April 13, 1993, among the Company, MLGA Fund II, L.P. and MLGAL Partners, as amended by Amendment No. 1 thereto.(1)
               10.3  - Subscription Agreement, dated March 12, 1993, among the
                       Company and MLGA Fund II, L.P., Nortex Holdings, Inc., QFC Holdings Corporation, and Larry Liebenow.(1)
               10.4  - Shareholders Agreement, dated March 12, 1993, by and among the Company, Larry Liebenow, Ira Starr, and Sangwoo Ahn.(1)
               10.5  - Employment Agreement, dated as of March 12, 1993, between the Company and Larry A. Liebenow.(1)
               10.6  - Director Indemnification Contract, dated October 18,
                       1989, between the Company and Larry A. Liebenow.(1)
               10.7  - Director Indemnification Contract, dated October 18,
                       1989, between the Company and Roberto Pesaro.(1)
               10.8  - Director Indemnification Contract, dated April 15, 1992, between the Company and Samuel A. Plum.(1)
               10.9  - Director Indemnification Contract, dated May 2, 1991, between the Company and Andrea Gotti-Lega.(1)
               10.10 - Severance Contract, dated August 15, 1988, between the
                       Company and Thomas J. Finneran.(1)
               10.11 - Severance Contract, dated May 26, 1989, between the
                       Company and James Dulude.(1)
               10.12 - Severance Contract, dated December 1, 1988, between the
                       Company and Cynthia Gordan.(1)
               10.13 - Equipment Financing Lease Agreement, dated September 18,
                       1992, between QFR and United States Leasing
                       Corporation.(1)

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

               10.47 - Stock Option Agreement, dated as of July 28, 1995, between the Company and Eriberto R. Scocimara.(5)
               10.48 - Amended and Restated Credit Agreement, dated December 18,
                       1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(5)
               10.49 - Note Purchase and Private Shelf Agreement, dated December
                       18, 1995, among the Company, Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
               10.50 - Guarantee Agreement, dated as of December 18, 1995, among the Company, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
               10.51 - Amendment Agreement No. 1, dated as of March 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(5)
               10.52 - 1996 Stock Option Plan for Key Employees of QFR, dated
                       April 26, 1996.(6)
               10.53 - Amendment Agreement No. 2, dated as of October 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(6)
               10.54 - Software License Agreement dated October 31, 1996 between the Company and System Software Associates Inc.(6)
               10.55 - Medical Expense Reimbursement Plan.(6)
               10.56 - High Point, North Carolina Warehouse Lease, dated April
                       1, 1996 between QFR and C&M Investments of High Point, Inc.(6)
               10.57 - Standard Industrial Lease Agreement, dated May 10, 1996, between CIIF Associates II Limited Partnership and
                       QFR.(6)
               10.58 - Rights Agreement dated March 4, 1997 between the Company and The First National Bank of Boston relating to the Company's Stockholder Rights Plan.(6)
               10.59 - 1997 Stock Option Plan.(6)
               10.60 - Amendment, dated as of February 24, 1997, to Employment
                       Agreement between the Company and Larry A. Liebenow.(6)
               10.61 - Amendment No. 4, dated as of December 19, 1997 to the
                       Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.(7)
               10.62 - Employee Stock Purchase Plan, dated as of October 1,
                       1997.(7)
               10.63 - Note Purchase Agreement dated October 10, 1997 among QFR,
                       The Prudential Insurance Company of America, and Pruco Life Insurance Company.(7)
               10.64 - Guaranty Agreement, dated as of October 10, 1997, by the
                       Company in favor of the Prudential Insurance Company of America and PrucoLife Insurance Company.(7)
               10.65 - Commercial Lease between QFR and Clocktower Enterprises,
                       Inc., dated as of August 1, 1997.(7)
               10.66 - Lease between Robbins Manufacturing Co., Inc. and QFR, dated as of October 22, 1997.(7)
               10.67 - Lease between Tilly Realty Associates and QFR, dated as of December 9, 1997.(7)
               10.68 - Lease between 1 Lewiston Street, LLC and QFR, dated as of
                       March 16, 1998.(7)
               10.69 - Purchase and Sale Agreement, dated August 7, 1998, between QFR and Rodney Realty Trust.
               10.70 - Stock Option Agreement, dated as of October 19, 1998, between the Company and Mark R. Hellwig.
               10.71 - Lease between ADAP, Inc. and QFR, dated as of December
                       11, 1998.
               10.72 - Purchase and Sale Agreement, dated January 6, 1999, between QFR and Montaup Electric Company.
               10.73 - Purchase and Sale Agreement, dated January 22, 1999, between QFR and Jefferson Realty Partnership.

               10.74 - Amendment No. 6, dated as of March 26, 1999 to the
                       Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.
               10.75 - Amendment No. 1, dated as of March 26, 1999 to the Note
                       Purchase Agreement dated as of October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company.
                  13 - 1998 annual report to security holders. Included in this exhibit are those portions of the annual report to security holders which are expressly incorporated by reference in this filing.
                  21 - Subsidiaries.(5)
                  23 - Consent of Arthur Andersen LLP.
                  27 - Financial Data Schedule.






1 Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-69002, initially filed with the Securities and Exchange Commission on September 17, 1993, as amended.
2 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
3 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.
4 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
5 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
6 Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-21957, initially filed with the Securities and Exchange Commission on February 25, 1997, as amended.
7 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                       QUAKER FABRIC CORPORATION



                                       By /s/ Larry A. Liebenow
                                          _____________________
                                          LARRY A. LIEBENOW
                                          CHIEF EXECUTIVE OFFICER,
                                           PRESIDENT, AND DIRECTOR

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                             Title                                 Date


/s/ Larry A. Liebenow                Chief Executive Officer, President,              March 31, 1999
---------------------                  and Director

        (Larry A. Liebenow)



/s/ Paul J. Kelly                    Vice President -- Finance (Chief                  March 31, 1999
-----------------                      Financial and Accounting Officer)

          (Paul J. Kelly)



/s/ Sangwoo Ahn                      Chairman of the Board                             March 31, 1999
---------------

           (Sangwoo Ahn)



/s/ Jerry I. Porras                  Director                                          March 31, 1999
-------------------

         (Jerry I. Porras)



/s/ Eriberto R. Scocimara            Director                                          March 31, 1999
-------------------------

      (Eriberto R. Scocimara)



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
         SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

To Quaker Fabric Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Quaker Fabric Corporation and subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 8, 1999. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the index in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 8, 1999

                                                                     SCHEDULE II




                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

    For the years ended January 4, 1997, January 3, 1998 and January 2, 1999
                             (DOLLARS IN THOUSANDS)



                                                                                    Net
                                             Balance at      Provisions          Deductions             Balance
                                             Beginning       Charged to            from                 at end
        Descriptions                         of Period       Operations          Allowances            of Period
        ------------                         ---------       ----------          ----------            ---------
Years Ended January 4, 1997
  Bad Debt Reserve                              $1,356             $921             ($1,002)              $1,275
  Sales Returns & Allowances Reserves              629            4,923              (4,775)                 777

Year Ended January 3, 1998
  Bad Debt Reserve                              $1,275              $55               ($425)                $905
  Sales Returns & Allowances Reserves              777            4,256              (4,459)                 574

Year Ended January 2, 1999
  Bad Debt Reserve                                $905             $779               ($591)              $1,093
  Sales Returns & Allowances Reserves              574            6,140              (5,868)                 846



                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The section symbol shall be expressed as ............................. 'SS'