Form 10-Q
period 1999-04-03
QUAKER FABRIC CORP /DE/
filed 1999-05-14
CIK 103341

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

For the quarterly period ended April 3, 1999
                                             OR

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

Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of May 4, 1999, 15,659,902 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

-----------------------------------------------------------------------------

                PART I - FINANCIAL INFORMATION
                ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                April 3,              January 2,
                                                                                  1999                   1999
                                                                             ----------------      -----------------
                                                                               (Unaudited)            (Audited)
ASSETS
Current assets:
        Cash                                                               $             334       $            432
        Accounts receivable, less allowances of $1,754 and $1,939 at
          April 3, 1999 and January 2, 1999, respectively                             35,445                 40,661
        Inventories                                                                   43,973                 46,594
        Prepaid income taxes                                                           1,325                  1,311
        Prepaid expenses and other current assets                                      6,878                  6,791
                                                                             ----------------      -----------------
                Total current assets                                                  87,955                 95,789
                                                                             ----------------      -----------------
Property, plant and equipment, net of depreciation and amortization of $50,693 and $47,514 at April 3, 1999
   and January 2, 1999, respectively                                                 133,892                132,420
                                                                             ----------------      -----------------
Other assets:
        Goodwill, net of amortization                                                  5,963                  6,011
        Deferred financing costs                                                         296                    252
        Other assets                                                                     297                    294
                                                                             ----------------      -----------------
                Total assets                                               $         228,403     $          234,766
                                                                             ================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of debt                                            $             469     $              700
        Current portion of capital lease obligations                                   1,944                  1,861
        Accounts payable                                                              15,951                 13,754
        Accrued expenses                                                               8,125                  6,780
                                                                             ----------------      -----------------
                Total current liabilities                                             26,489                 23,095
                                                                             ----------------      -----------------
Long-term debt, less current portion                                                  56,218                 65,536
                                                                             ----------------      -----------------
Capital lease obligations, net of current portion                                      3,447                  3,475
                                                                             ----------------      -----------------
Deferred income taxes                                                                 15,820                 15,874
                                                                             ----------------      -----------------
Other long-term liabilities                                                            1,733                  1,793
                                                                             ----------------      -----------------
Redeemable preferred stock:
        Series A convertible, $.01 par value per share, liquidation preference $1,000 per share, 50,000 shares authorized.
          No shares issued and outstanding.                                           --                     --
Stockholders' equity:
        Common stock, $.01 par value per share, 20,000,000 shares
          authorized; 15,650,440 and 15,646,551 shares issued and
          outstanding as of April 3, 1999 and January 2, 1999,
          respectively                                                                   156                    156
        Additional paid-in capital                                                    83,431                 83,410
        Retained earnings                                                             42,460                 42,842
        Accumulated other comprehensive income(loss) (Note 3)                         (1,351)                (1,415)
                                                                             ----------------      -----------------
                Total stockholders' equity                                           124,696                124,993
                                                                             ----------------      -----------------
                Total liabilities and stockholders' equity                    $      228,403       $        234,766
                                                                              ==============       ================


                          QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share amounts)

                                                                Three Months Ended
                                                          -------------------------------
                                                          April 3,               April 4,
                                                            1999                  1998
                                                            ----                  ----
                                                                   (Unaudited)
Net sales                                                 $ 56,l4O              $62,730
Cost of products sold                                       45,803               49,139
                                                          --------              -------
Gross margin                                                10,337               13,591
Selling, general and administrative expenses                 9,653                9,398
                                                          --------              -------
Operating income                                               684                4,193

Other expenses:
  Interest expense, net                                      1,284                1,200
  Other, net                                                   (13)                  15
                                                          --------              -------
Income (loss) before provision for income taxes               (587)               2,978
Provision benefit for income taxes                            (205)               1,042
                                                          --------              -------
 Net income (loss)                                        $   (382)              $l,936
                                                          ========              =======

Earnings (loss) per common share - basic (Note 1)         $  (0.02)              $ 0.15
                                                          ========              =======

Weighted average shares outstanding - basic (Note 1)        15,647               12,602
                                                          ========              =======

Earnings (loss) per common share - diluted (Note 1)       $  (0.02)               $0.15
                                                          ========              =======

Weighted average shares outstanding - diluted (Note 1)      15,647               13,273
                                                          ========              =======


                         QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (DOLLARS IN THOUSANDS)

                                                                  Three Months Ended
                                                              --------------------------
                                                              April 3,           April 4,
                                                               1999               1998
                                                               ----               ----
                                                                     (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                           $   (382)          $  1,936
  Adjustments to reconcile net income to net cash
   provided by  operating activities:
   Depreciation and amortization                                 3,240              2,535
   Deferred income taxes                                           (54)               270
   Changes in operating assets and liabilities:
     Accounts receivable (net)                                   5,216             (1,508)
     Inventories                                                 2,621             (5,768)
     Prepaid expenses and other assets                            (160)               622
     Accounts payable and accrued expenses                       3,542              1,939
     Other long-term liabilities                                   (60)                41
                                                               -------            -------
       Net cash provided by operating activities                13,963                 67
                                                               -------            -------
Cash flows from investing activities:
  Net purchase of property, plant and equipment                 (4,257)           (12,312)
                                                               -------            -------
       Net cash used for investing activities                   (4,257)           (12,312)
                                                               -------            -------
Cash flows from financing activities:
  Repayments of capital leases                                    (340)              (284)
  Net borrowings (repayments of) revolving line of credit       (9,300)            13,100
  Repayments of term debt                                         (249)              (250)
  Proceeds from exercise of common stock options                    21                 12
                                                               -------            -------
       Net cash (used) provided by financing activities         (9,868)            12,578
                                                               -------            -------
Effect of exchange rates on cash                                    64                  0
                                                               -------            -------
Net increase (decrease) in cash                                    (98)               333

Cash and cash equivalents, beginning of period                     432                234
                                                               -------            -------
Cash and cash equivalents, end of period                      $    334            $   567
                                                               =======            =======
Non cash activity
  Capital leases for new equipment                            $    394            $     0
                                                               =======            =======


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of April 3, 1999 and January 2, 1999 and the results of their operations and cash flows for the three months ended April 3, 1999 and April 4, 1998. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.


Earnings Per Common Share

        The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted income per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                                   Three Months Ended
                                                                ------------------------
                                                                 April 3,       April 4,
                                                                   1999          1998
                                                                   ----          ----
        Weighted average common shares outstanding                15,647        12,602
        Diluted potential common shares                             --             671
                                                                 ------         ------
        Weighted average common shares outstanding
             and dilutive potential common shares                15,647         13,273
                                                                 ======         ======
        Antidilutive options                                        913           --
                                                                 ======         ======

Note 2 - INVENTORIES

        Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

        Inventories at April 3, 1999 and January 2, 1999 consisted of the following:

                                                    April 3,       January 2,
                                                      1999            1999
                                                     -----           ------
                                                         (In thousands)
        Raw materials                              $  18,737             $ 20,137
        Work in process                               12,190               12,439
        Finished goods                                13,133               14,297
                                                    --------              -------
            Inventory at FIFO                         44,060               46,873
        LIFO Reserve                                      87                  279
                                                    --------              -------
            Inventory at LIFO                       $ 43,973             $ 46,594
                                                    ========              =======





Note 3 - COMPREHENSIVE INCOME

        In accordance with SFAS No. 130, the Company's "other comprehensive items" consist of foreign currency translation gains or loss. Foreign currency translation gains were $64,000 for the first quarter of 1999. No foreign currency translation gains or losses were reported in fiscal year 1998. During the first quarters of 1999 and 1998, the Company's comprehensive income (loss) was $(318,000) and $1,936,000 respectively.

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1998" ended January 2, 1999 and "Fiscal 1999" will end January 1, 2000. The first three months of Fiscal 1998 and Fiscal 1999 ended April 4, 1998 and April 3, 1999, respectively.


Results of Operations

        Net sales for the first three months of Fiscal 1999 decreased $6.6 million or 10.5%, to $56.1 million from $62.7 million for the first three months of Fiscal 1998. The average gross sales price per yard increased 4.0%, to $4.70 for the first three months of Fiscal 1999 from $4.52 for the first three months of Fiscal 1998. This increase was principally due to an increase in the average selling price of middle to better-end fabrics. The gross volume of fabric sold decreased 8.2%, to 11.2 million yards for the first three months of Fiscal 1999 from 12.2 million yards for the first three months of Fiscal 1998. The Company sold 2.1% fewer yards of middle to better-end fabrics and 20.2% fewer yards of promotional-end fabrics in the first three months of Fiscal 1999 than in the first three months of Fiscal 1998. The average gross sales price per yard of middle to better-end fabrics increased by 3.4%, to $5.21 in the first three months of Fiscal 1999 as compared to $5.04 in the first three months of Fiscal 1998. The average gross sales price per yard of promotional-end fabrics decreased by 1.1%, to $3.45 in the first three months of Fiscal 1999 as compared to $3.49 in the first three months of Fiscal 1998.


        Gross fabric sales within the United States decreased 4.0%, to $43.5 million in the first three months of Fiscal 1999 from $45.3 million in the first three months of Fiscal 1998. Foreign and Export sales decreased 8.6%, to $9.3 million in the first three months of Fiscal 1999 from $10.2 million in the first three months of Fiscal 1998. Gross yarn sales decreased 48.8%, to $4.5 million in the first three months of Fiscal 1999 from $8.8 million in the same period of Fiscal 1998.

        The gross margin percentage for the first three months of Fiscal 1999 decreased to 18.4%, as compared to 21.7% for the first three months of Fiscal 1998. The decrease in gross profit margin was primarily due to 1.) weakness in several of the Company's key export markets which have higher than average selling prices, 2.) lower sales volume of yarn due to heavy competition from imported yarns and apparel products, and 3.) lower absorption of fixed costs.

        Selling, general and administrative expenses increased to $9.7 million for the first three months of Fiscal 1999 from $9.4 million for the first three months of Fiscal 1998. The increase in selling, general and administrative expenses was primarily due to an increase in fabric sampling expenses. Selling, general and administrative expenses as a percentage of net sales increased to 17.2% in the first three months of Fiscal 1999 from 15.0% in the first three months of Fiscal 1998. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to lower revenues in the first quarter of 1999.

        Interest expense increased to $1.3 million for the first three months of Fiscal 1999 from $1.2 million for the first three months of Fiscal 1998. Higher average levels of senior debt caused the increase in interest expense.

        In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the first three months of both Fiscal 1999 and Fiscal 1998. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

        Net income for the first three months of Fiscal 1999 decreased to a loss of $382,000 and, or ($0.02) per common share-diluted, from $1.9 million, or $0.15 per common share-diluted, for the first three months of Fiscal 1998. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.


Liquidity and Capital Resources

        The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement, and debt and equity offerings. The Company's capital requirements have arisen principally in connection with the purchase of equipment to expand production capacity and improve the Company's quality and productivity performance and with an increase in the Company's working capital needs related to its sales growth.

        Capital expenditures in the first three months of Fiscal 1998 and Fiscal 1999 were $12.3 million and $4.7 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures will total approximately $24.0 million in 1999, consisting of $10.9 million primarily for new production equipment to expand finishing capacity and support the Company's marketing, productivity, quality, service and financial performance objectives. Management believes that operating income and borrowing under the Credit Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

        The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the "Senior Notes") during 1997. The Senior Notes bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007. For a discussion of the "Senior Notes," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report 10-K for the year ended January 2, 1999.

        The Company has a $70.0 million Credit Agreement with two banks which expires December 31, 2002. In 1998, the Company amended its Credit Agreement to increase the amount of the facility from $50.0 million to $70.0 million and to eliminate covenant limitations with respect to capital expenditures. As of April 3, 1999, the Company had $11.2 million outstanding under the Credit Agreement and unused availability of $58.7 million, net of outstanding letters of credit. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

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

        The Company has considered and planned for the Year 2000 issue since the middle of 1996 when the Company began working with outside consultants and software vendors to both develop its response to the Year 2000 issue, as well as to update its overall management information system. In addition, the Company has an internal project team in place to coordinate these efforts. In late 1996, the Company purchased a new Enterprise Resource Planning system (the "ERP"). The ERP is intended to enhance the Company's ability to meet its productivity, service and quality objectives, and is represented as fully Year 2000 compliant, and therefore carries a warranty for the latter purpose. The ERP is designed to read all four digits of a given year, and to convert two digit year designations, as well. The Company converted to the ERP during July 1998, and fully implemented the system by the end of 1998.

        The Company has also initiated the process of reviewing its manufacturing and other critical equipment that may be date-sensitive, including equipment with embedded technology. The Company has organized an internal team to conduct a survey of all such equipment. The survey is completed and remediation of equipment is not expected to be material. A timetable and approach to test certain critical equipment with embedded technology is under consideration.

        Through April 3, 1999, the Company has spent approximately $4.8 million for product acquisition, planning, conversion, and implementation in connection with the ERP. Substantially all of the hardware and software costs have been capitalized.

        The Company has sent surveys to its major vendors in an attempt to ascertain their state of Year 2000 readiness and to determine the extent to which the Company may be adversely effected by their failure to address the Year 2000 issue appropriately. The Company has received responses to those surveys and a team of Company employees will continue to coordinate the Company's efforts in this regard. Similarly, the Company has been in communication with its major customers, and is receiving information from them as to their state of readiness for the Year 2000.

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

                          QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                                 PART II - OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K

                  (A) Exhibits

                      27.0 - Financial Data Schedule

                  (B) There were no reports on Form 8-K filed during the
                      three months ended April 3, 1999.

                 QUAKER FABRIC CORPORATION AND SUBSIDIARIES



                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   QUAKER FABRIC CORPORATION




Date: May 14, 1999                          By:     /s/   Paul J. Kelly
     -----------------------                    ------------------------------
                                                        Paul J. Kelly
                                                 Vice President - Finance
                                                 and Treasurer