Form 10-Q
period 1999-07-03
QUAKER FABRIC CORP /DE/
filed 1999-08-05
CIK 103341

------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999

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

Yes  X     No
    ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of August 3, 1999, 15,672,703 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

                            ------------------------

              PART I - FINANCIAL INFORMATION
              ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                           July 3,            January 2,
                                                                                            1999                 1999
                                                                                        --------------     ----------------
                                                                                         (Unaudited)          (Audited)
ASSETS
Current assets:
       Cash                                                                              $          362    $        432
       Accounts receivable, less allowances of $1,693 and $1,939 at
       July 3, 1999 and January 2, 1999, respectively                                            37,099          40,661
       Inventories                                                                               43,711          46,594
       Prepaid income taxes                                                                         523           1,311
       Prepaid expenses and other current assets                                                  7,621           6,791
                                                                                           ------------    ------------
              Total current assets                                                               89,316          95,789
                                                                                           ------------    ------------
Property, plant and equipment, net of depreciation and amortization of $54,084 and $47,514 at July 3, 1999
   and January 2, 1999, respectively                                                            134,841         132,420
                                                                                           ------------    ------------
Other assets:
       Goodwill, net of amortization                                                              5,915           6,011
       Other assets                                                                                 631             546
                                                                                           ------------    ------------
              Total assets                                                                 $    230,703    $    234,766
                                                                                           ------------    ------------
                                                                                           ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of debt                                                             $        233    $        700
       Current portion of capital lease obligations                                               1,791           1,861
       Accounts payable                                                                          19,618          13,754
       Accrued expenses                                                                           7,088           6,780
                                                                                           ------------    ------------
              Total current liabilities                                                          28,730          23,095
                                                                                           ------------    ------------
Long-term debt, less current portion                                                             55,500          65,536
                                                                                           ------------    ------------
Capital lease obligations, net of current portion                                                 3,247           3,475
                                                                                           ------------    ------------
Deferred income taxes                                                                            15,917          15,874
                                                                                           ------------    ------------
Other long-term liabilities                                                                       1,740           1,793
                                                                                           ------------    ------------
Redeemable preferred stock:
       Series A convertible, $.01 par value per share,
       50,000 shares authorized. No shares issued and outstanding                                  --              --
Stockholders' equity:
       Common stock,  $.01 par value per share, 20,000,000 shares  authorized;
       15,659,902 and 15,646,551 shares issued and outstanding as of
       July 3, 1999 and January 2, 1999, respectively                                               156             156
       Additional paid-in capital                                                                83,476          83,410
       Retained earnings                                                                         43,269          42,842
       Cumulative translation adjustment                                                         (1,332)         (1,415)
                                                                                           ------------    ------------
              Total stockholders' equity                                                        125,569         124,993
                                                                                           ------------    ------------
              Total liabilities and stockholders' equity                                   $    230,703    $    234,766
                                                                                           ------------    ------------
                                                                                           ------------    ------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                                       Three Months Ended                 Six Months Ended
                                                                    ------------------------          -----------------------
                                                                      July 3,        July 4,           July 3,        July 4,
                                                                       1999           1998              1999           1998
                                                                      ------         ------            ------         ------
                                                                           (Unaudited)                      (Unaudited)

Net sales                                                      $  64,463          $  64,075       $ 120,603       $ 126,805
Cost of products sold                                             51,336             49,481          97,139          98,620
                                                               ---------          ---------       ---------       ---------
Gross margin                                                      13,127             14,594          23,464          28,185
Selling, general and administrative expenses                      10,664              9,218          20,317          18,616
                                                               ---------          ---------       ---------       ---------
Operating income                                                   2,463              5,376           3,147           9,569


Other expenses:
  Interest expense, net                                            1,249              1,468           2,533           2,668
  Other, net                                                         (29)                (3)            (42)             12
                                                               ---------          ---------       ---------       ---------
Income before provision for income taxes                           1,243              3,911             656           6,889
Provision for income taxes                                           434              1,369             229           2,411
                                                               ---------          ---------       ---------       ---------
Net income                                                     $     809          $   2,542       $     427       $   4,478
                                                               ---------          ---------       ---------       ---------
                                                               ---------          ---------       ---------       ---------

Earnings per common share - basic (Note 1)                     $    0.05          $    0.20       $    0.03       $    0.35
                                                               ---------          ---------       ---------       ---------
                                                               ---------          ---------       ---------       ---------

Weighted average shares outstanding - basic (Note 1)              15,660             12,622          15,655          12,615
                                                               ---------          ---------       ---------       ---------
                                                               ---------          ---------       ---------       ---------

Earnings per common share - diluted (Note 1)                   $    0.05          $    0.19       $    0.03       $    0.34
                                                               ---------          ---------       ---------       ---------
                                                               ---------          ---------       ---------       ---------

Weighted average shares outstanding - diluted (Note 1)            16,171             13,361          16,161          13,325
                                                               ---------          ---------       ---------       ---------
                                                               ---------          ---------       ---------       ---------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                   Three Months Ended               Six Months Ended
                                                              ----------------------------     ----------------------------
                                                                July 3,        July 4,           July 3,         July 4,
                                                                 1999            1998             1999            1998
                                                              ---------      -------------     ------------    ------------
                                                                     (Unaudited)                      (Unaudited)
Cash flows from operating activities:
  Net income                                                   $    809      $  2,542          $    427        $  4,478
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                               3,451         2,774             6,691           5,309
      Deferred income taxes                                          97           398                43             668
      Changes in operating assets and liabilities:
       Accounts receivable (net)                                 (1,654)       (1,961)            3,562          (3,469)
       Inventories                                                  261        (4,886)            2,882         (10,654)
       Prepaid expenses and other current assets                     62          (671)              (42)            (49)
       Accounts payable and accrued expenses                      2,630        (5,114)            6,172          (3,175)
       Other long-term liabilities                                    7            46               (53)             87
                                                               --------      --------          --------        --------
       Net cash provided (used) by operating activities           5,663        (6,872)           19,682          (6,805)
                                                               --------      --------          --------        --------


Cash flows from investing activities:
  Net purchase of property, plant and equipment                  (4,341)      (12,692)           (8,598)        (25,004)
                                                               --------      --------          --------        --------
       Net cash used for investing activities                    (4,341)      (12,692)           (8,598)        (25,004)
                                                               --------      --------          --------        --------

Cash flows from financing activities:
  Repayments of capital leases                                     (352)         (290)             (692)           (574)
  Net borrowings (repayment of) revolving line of credit           (700)       19,500           (10,000)         32,600
  Repayments of term debt                                          (254)         (264)             (503)           (514)
  Proceeds from exercise of stock options                            45           376                66             388
  Capitalization of finance cost                                    (52)          (50)             (108)            (50)
                                                               --------      --------          --------        --------
       Net cash provided (used) by financing activities          (1,313)       19,272           (11,237)         31,850
                                                               --------      --------          --------        --------
Effect of exchange rates on cash                                     19             0                83               0
Net decrease in cash and cash equivalents                            28          (292)              (70)             41
Cash and cash equivalents, beginning of period                      334           567               432             234
                                                               --------      --------          --------        --------
Cash and cash equivalents, end of period                       $    362      $    275          $    362        $    275
                                                               --------      --------          --------        --------
                                                               --------      --------          --------        --------
Non cash activity
  Capital leases for new equipment                             $      0      $      0          $    394        $      0
                                                               --------      --------          --------        --------
                                                               --------      --------          --------        --------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the 'Company') as of July 3, 1999 and January 2, 1999 and the results of their operations and cash flows for the three months ended July 3, 1999 and July 4, 1998. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

EARNINGS PER COMMON SHARE

     The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, 'Earnings per Share.' Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted income per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                          Three Months Ended       Six Months Ended
                                                         ---------------------   ---------------------
                                                         July 3,       July 4,   July 3,       July 4,
                                                          1999          1998      1999          1998
                                                          ----          ----      ----          ----
Weighted average common shares outstanding               15,660        12,622    15,655        12,615
Dilutive potential common shares                            511           739       506           710
                                                         ------        ------    ------        ------
Weighted average common shares outstanding and dilutive
  potential common shares                                16,171        13,361    16,161        13,325
                                                         ------        ------    ------        ------
                                                         ------        ------    ------        ------
Antidilutive potential common shares                        943            --       937            --
                                                         ------        ------    ------        ------
                                                         ------        ------    ------        ------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

NOTE 2 - INVENTORIES

     Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

     Inventories at July 3, 1999 and January 2, 1999 consisted of the following:

                                                              July 3,   January 2,
                                                               1999        1999
                                                               ----        ----
                                                                 (In thousands)
Raw materials                                                 $20,024    $20,137
Work in process                                                10,924     12,439
Finished goods                                                 12,850     14,297
                                                              -------    -------
     Inventory at FIFO                                         43,798     46,873
LIFO Reserve                                                       87        279
                                                              -------    -------
     Inventory at LIFO                                        $43,711    $46,594
                                                              -------    -------
                                                              -------    -------

NOTE 3 - COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, the Company's 'other comprehensive items' consist of foreign currency translation gains or loss. Foreign currency translation gains were $19,000 for the second quarter of 1999 and $83,000 for the first six months of 1999. No foreign currency translation gains or losses were reported in fiscal year 1998. During the second quarters of 1999 and 1998, the Company's comprehensive income was $790,000 and $2,542,000 respectively. For the first six months of Fiscal 1999 and Fiscal 1998, the Company's comprehensive income was $344,000 and $4,478,000, respectively.

NOTE 4 - SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 'Disclosures about Segments of Enterprise and Related Information' which the Company has adopted. Segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment consisting of sales of two products; upholstery fabric and yarn.

     The accounting policies of segment reporting are the same as those described in Note 2 'Summary of Significant Accounting Policies' of the Company's '1998 Annual Report'. The Company evaluates the performance of operating results taken as a whole.

     Export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                                      Three Months Ended       Six Months Ended
                                                     ---------------------   ---------------------
                                                     July 3,       July 4,   July 3,       July 4,
                                                      1999          1998      1999          1998
                                                      ----          ----      ----          ----
North America (excluding USA)                        $ 4,989       $ 5,605   $ 9,258       $10,228
Middle East                                            2,492         1,990     3,652         5,023
South America                                            163           607       558         1,204
Europe                                                 1,419           987     3,619         2,068
All Other                                              1,250           823     2,518         1,654
                                                     -------       -------   -------       -------
                                                     $10,313       $10,012   $19,605       $20,177
                                                     -------       -------   -------       -------
                                                     -------       -------   -------       -------

     Gross Sales by product category are as follows:

                                                      Three Months Ended       Six Months Ended
                                                     ---------------------   ---------------------
                                                     July 3,       July 4,   July 3,       July 4,
                                                      1999          1998      1999          1998
                                                      ----          ----      ----          ----
Fabric                                               $60,120       $57,289   $112,937      $112,790
Yarn                                                   5,687         7,888     10,186        16,668
                                                     -------       -------   -------       -------
                                                     $65,807       $65,177   $123,123      $129,458
                                                     -------       -------   -------       -------
                                                     -------       -------   -------       -------

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. 'Fiscal 1998' ended January 2, 1999 and 'Fiscal 1999' will end January 1, 2000. The first six months of Fiscal 1998 and Fiscal 1999 ended July 4, 1998 and July 3, 1999, respectively.

RESULTS OF OPERATIONS - Quarterly Comparison

     Net sales for the second three months of Fiscal 1999 increased $0.4 million or 0.6%, to $64.5 million from $64.1 million for the second three months of Fiscal 1998. The average gross sales price per yard increased 5.4%, to $4.72 for the second three months of Fiscal 1999 from $4.48 for the second three months of
Fiscal 1998.   This increase was principally attributable to growth in the higher priced middle to better-end fabric category. The gross volume of fabric sold decreased 0.8%, to 12.7 million yards for the second three months of Fiscal 1999 from 12.8 million yards for the second three months of Fiscal 1998. The Company sold 3.9% more yards of middle to better-end fabrics and 10.1% fewer yards of promotional-end fabrics in the second three months of Fiscal 1999 than in the second three months of Fiscal 1998. The average gross sales price per yard of middle to better-end fabrics increased by 5.2%, to $5.29 in the second three months of Fiscal 1999 as compared to $5.03 in the second three months of Fiscal 1998. The average gross sales price per yard of promotional-end fabric increased by 0.6%, to $3.42 in the second three months of Fiscal 1999 as compared to $3.40 in the second three months of Fiscal 1998.

     Gross fabric sales within the United States increased 5.4% to $49.8 million in the second three months of Fiscal 1999 from $47.3 million in the second three months of Fiscal 1998. Foreign and Export sales increased 3.0%, to $10.3 million in the second three months of Fiscal 1999 from $10.0 million in the second three months of Fiscal 1998. Gross yarn sales decreased 27.9% to $5.7 million in the second three months of Fiscal 1999 from $7.9 in the second three months of Fiscal 1998.

     The gross margin percentage for the second three months of Fiscal 1999 decreased to 20.4% as compared to 22.8% for the second three months of Fiscal 1998. The decrease in gross profit margin percentage was due to higher per unit fixed overhead costs due primarily to increased total fixed overhead expenses in Fiscal 1999 versus 1998.

     Selling, general and administrative expenses increased to $10.7 million for the second three months of Fiscal 1999 from $9.2 million for the second three months of Fiscal 1998. Selling, general and administrative expenses as a percentage of net sales increased to 16.5% in the second three months of Fiscal 1999 from 14.4% in the second three months of Fiscal 1998. The increase in selling, general and administrative expenses was primarily due to increases in labor and fringe benefits, increased fabric sampling, and related expenses associated with the development of the Company's fabric line.

     Interest expense was $1.2 million for the second three months of Fiscal 1999, and $1.5 million for the second three months of Fiscal 1998. Lower levels of borrowing on the Company's senior debt at lower rates of interest were the primary reasons for the decrease.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the second three months of both Fiscal 1999 and Fiscal 1998. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

     Net income for the second three months of Fiscal 1999 decreased to $0.8 million, or $0.05 per common share-diluted, from $2.5 million, or $0.19 per common share-diluted, for the second three months of Fiscal 1998. For a discussion of 'Earnings Per Share,' see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

RESULTS OF OPERATIONS - Six-month Comparison

     Net sales for the first half of Fiscal 1999 decreased $6.2 million or 4.9%, to $120.6 million from $126.8 million for the first half of Fiscal 1998. The average gross sales price per yard increased 4.7%, to $4.71 for the first half of Fiscal 1999 from $4.50 for the first half of Fiscal 1998. This increase was principally due to an increase in the average selling price of middle to better-end fabric. The gross volume of fabric sold decreased 4.4%, to 24.0 million yards for the first half of Fiscal 1999 from 25.1 million yards for the first half of Fiscal 1998. The Company sold 1.0% more yards of middle to better-end fabrics and 15.0% fewer yards of promotional-end fabrics in the first half of Fiscal 1999 than in the first half of Fiscal 1998. The average gross sales price per yard of middle to better-end fabrics increased by 4.4% to $5.25 in the first half of Fiscal 1999 as compared to $5.03 in the first half of Fiscal 1998. The average gross sales price per yard of promotional-end fabric remained constant at $3.44 in the first half of both Fiscal 1999 and 1998.

     Gross fabric sales within the United States were $93.3 million in the first half of Fiscal 1999 an increase of 0.8% over the first half of 1998 gross fabric sales of $92.6 million. Foreign and Export sales decreased 2.8% to $19.6 million in the first half of Fiscal 1999 from $20.2 million in the first half of Fiscal 1998. Gross yarn sales decreased 38.9% to $10.2 million in the first half of Fiscal 1999 from $16.7 million in the same period of Fiscal 1998.

     The gross margin percentage for the first half of Fiscal 1999 decreased to 19.5% as compared to 22.2% for the first half of Fiscal 1998. The decrease in the gross margin percentage was due to higher per unit fixed costs due to 1.) increased total fixed overhead expenses in Fiscal 1999 versus 1998 and 2.) lower fabric sales volume in certain foreign markets and lower sales volume of yarn.

     Selling, general and administrative expenses increased to $20.3 million for the first half of Fiscal 1999 from $18.6 million for the first half of Fiscal 1998. Selling, general and administrative expenses as a percentage of net sales increased to 16.8% in the first half of Fiscal 1999 from 14.7% in the first half of Fiscal 1998. The increase in selling, general and administrative expenses was primarily due to increases in labor and fringe benefits, fabric sampling expenses, and related costs associated with the development of the Company's fabric line.

     Interest expense decreased to $2.5 million for the first half of Fiscal 1999 from $2.7 million in the first half of Fiscal 1998. Lower levels of senior debt financing, at lower rates of interest were the primary reasons.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the first half of both Fiscal 1999 and Fiscal 1998.

The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

     Net income for the first half of Fiscal 1999 decreased to $0.4 million, or $0.03 per common share-diluted, from $4.5 million, or $0.34 per common share-diluted, for the first half of Fiscal 1998. For a discussion of 'Earnings Per Share,' see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

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

     Capital expenditures in the first half of Fiscal 1998 and Fiscal 1999 were $25.0 million and $9.0 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures will total approximately $24.0 million in 1999, consisting of 1.) $14.5 million primarily for new production equipment to expand finishing capacity, 2.) $7.0 million for facilities projects including $3.5 million for the acquisition of land, and 3.) $2.5 million for the introduction of new technology and enhancement of management information systems. Management believes that operating income and borrowing under the Credit Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

     The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the 'Senior Notes') during 1997. The Senior Notes bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007. For a discussion of the Senior Notes, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on form 10-K for the year ended January 2, 1999.

     The Company has a $70.0 million Credit Agreement with two banks which expires December 31, 2002. In 1998, the Company amended its Credit Agreement to increase the amount of the facility from $50.0 million to $70.0 million and to eliminate covenant limitations with respect to capital expenditures. As of July 3, 1999, the Company had $10.5 million outstanding under the Credit Agreement and unused availability of $59.5 million, net of outstanding letters of credit. For a discussion of the 'Credit Agreement,' see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

YEAR 2000

     The 'Year 2000 issue' is a result of the many existing computer programs that utilize only the last two, rather than all four, digits to specify a year. As a result, it is anticipated that date sensitive software programs may only recognize '00' as signifying the year 1900, and therefore not recognize the year 2000. Although the exact consequences of such an event are not yet fully known, there is concern that there could be at least a temporary inability to engage in normal business operations, which, in the aggregate, could have a negative effect on the global economy.

     Quaker Fabric Corporation has considered and planned for the Year 2000 issue since the middle of 1996 when the Company began working with outside consultants and software vendors to address its response to the Year 2000 issue, as well as to update its overall management information system. In addition, the Company has an internal project team in place to coordinate these efforts. In late 1996, the Company purchased a new Enterprise Resource Planning system (the 'ERP'). The ERP is intended to enhance the Company's ability to meet its productivity, service and quality objectives, and is represented as fully Year 2000 compliant, and therefore carries a warranty for the latter purpose. The ERP is designed to read all four digits of a given year, and to convert two digit year designations, as well. The Company converted to its new Enterprise Resource Planning system during July 1998 and fully implemented the system by the end of 1998. The Company has completed modification and replacement, to the extent necessary, of its critical information technology systems.

     The Company has completed a survey of its manufacturing and other critical equipment that may be date-sensitive, including those with embedded technology. Based upon the results of the survey, only remediation of non-critical equipment is necessary and does not appear to be material.

     The Company has sent surveys to its major vendors in an attempt to ascertain their state of Year 2000 readiness and to determine the extent to which the Company may be adversely effected by their failure to sufficiently address the Year 2000 issue. The Company has begun to receive responses to those surveys and a team of Company employees will continue to coordinate the Company's efforts in this regard. Similarly, the Company has been in communication with its major customers, and is receiving information from them as to their state of readiness for the Year 2000. We anticipate continuing the assessment of vendor and customer readiness through 1999. Although the Company cannot have absolute assurance that it will not be adversely effected by the year 2000 issues of its suppliers and customers, it will continue to communicate with its suppliers and customers to help minimize risks presented by the Year 2000 issues of these parties.

     While the failure by our suppliers or customers to adequately address their Year 2000 issues could have a material adverse effect on the Company, it is not presently possible to reasonably estimate the amount of business that the Company could lose or the other costs that the Company could sustain in the event of such failure. Similarly, to the extent that other segments of the global political, financial, economic, transportation and manufacturing sectors malfunction at the Year 2000, the Company's operations and financial strength would likely be adversely affected to some presently unknown degree.

     The Company believes that it will be successful in its efforts to address the Year 2000 issue and will therefore not suffer any material adverse effect on its operations or financial condition. Although the Company is not certain as to the nature and complete extent of the risks of failure in this regard, such failure could lead to a 'most reasonable likely worst case scenario' where it was severely limited in its ability to perform its manufacturing processes, deliver its products, and otherwise engage in its ordinary business operations for an unknown period of time. At present, the Company has no contingency plan in place for such an occurrence and has no firm plans to initiate the creation of such a contingency plan or to further study the uncertainty surrounding the risks of failure.

     Through July 3, 1999, the Company has spent approximately $4.8 million for product acquisition, planning, conversion, and implementation in connection with the ERP. Substantially all of the hardware and software costs have been capitalized.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 1999, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified and the appointment of the Company's outside auditors for the year ended January 1, 2000 was ratified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

                                                                              Withheld/    Broker
                                                          For       Against   Abstained   Non-Votes
                                                          ---       -------   ---------   ---------
Election of directors:
     Sangwoo Ahn                                       14,556,031      N/A     133,278         --
     Larry A. Liebenow                                 14,578,699      N/A     110,610         --
     Jerry I. Porras                                   14,589,199      N/A     100,110         --
     Eriberto R. Scocimara                             14,584,199      N/A     105,110         --
Ratification of auditors                               14,655,090   23,118      11,100

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (A) Exhibits

                   27.0 - Financial Data Schedule

               (B) There were no reports on Form 8K filed during the six months ended July 3, 1999.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUAKER FABRIC CORPORATION

Date: August 2, 1999                    By:  /s/   Paul J. Kelly
      --------------                         -------------------
                                             Paul J. Kelly
                                             Vice President - Finance
                                             and Treasurer