Form 10-Q
period 1999-10-02
QUAKER FABRIC CORP /DE/
filed 1999-11-15
CIK 103341

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

For the quarterly period ended October 2, 1999

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

As of November 5, 1999, 15,681,649 shares of Registrant's Common Stock, $0.01 par value, were outstanding.
-------------------------------------------------------------------------------

              PART I - FINANCIAL INFORMATION
              ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     October 2,            January 2,
                                                                                       1999                  1999
                                                                                 ---------------      ----------------
                                                                                    (Unaudited)            (Audited)
ASSETS
Current assets:
        Cash                                                                          $     460              $     432
        Accounts receivable, less allowances of $1,510 and $1,939 at
          October 2, 1999 and January 2, 1999, respectively                              40,789                 40,661
        Inventories                                                                      39,963                 46,594
        Prepaid income taxes                                                                523                  1,311
        Prepaid expenses and other current assets                                         7,496                  6,791
                                                                                 ---------------      -----------------
                Total current assets                                                     89,231                 95,789
                                                                                 ---------------      -----------------
Property, plant and equipment, net of depreciation and amortization of $56,954 and $47,514 at October 2, 1999
   and January 2, 1999, respectively                                                    137,016                132,420
                                                                                 ---------------      -----------------
Other assets:
        Goodwill, net of amortization                                                     5,866                  6,011
        Other assets                                                                        626                    546
                                                                                 ---------------      -----------------
                Total assets                                                          $ 232,739               $234,766
                                                                                 ===============      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of debt                                                       $      54               $    700
        Current portion of capital lease obligations                                      1,762                  1,861
        Accounts payable                                                                 18,246                 13,754
        Accrued expenses                                                                  8,337                  6,780
                                                                                 ---------------      -----------------
                Total current liabilities                                                28,399                 23,095
                                                                                 ---------------      -----------------
Long-term debt, less current portion                                                     57,300                 65,536
                                                                                 ---------------      -----------------
Capital lease obligations, net of current portion                                         2,934                  3,475
                                                                                 ---------------      -----------------
Deferred income taxes                                                                    16,061                 15,874
                                                                                 ---------------      -----------------
Other long-term liabilities                                                               1,607                  1,793
                                                                                 ---------------      -----------------
Redeemable preferred stock:

        Series A convertible, $.01 par value per share,
          50,000 shares authorized.  No shares issued and outstanding.                 --                    --
Stockholders' equity:
        Common stock, $.01 par value per share, 20,000,000 shares authorized;
          15,672,513 and 15,646,551 shares issued and outstanding as of
          October 2, 1999 and January 2, 1999, respectively                                 157                    156
        Additional paid-in capital                                                       83,520                 83,410
        Retained earnings                                                                44,077                 42,842
        Cumulative translation adjustment                                                (1,316)                (1,415)

                                                                                 ---------------      -----------------
                Total stockholders' equity                                              126,438                124,993
                                                                                 ---------------      -----------------
                Total liabilities and stockholders' equity                            $ 232,739               $234,766
                                                                                 ===============      ================



              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                               Three Months Ended                   Nine Months Ended
                                                         -------------------------------      ------------------------------
                                                          October 2,       October 3,          October 2,       October 3,
                                                             1999             1998                1999             1998
                                                         -------------------------------      ------------------------------
                                                                  (Unaudited)                          (Unaudited)


Net sales                                                     $61,305           $60,331           $181,908         $187,136
Cost of products sold                                          48,973            48,194            146,112          146,814
                                                         -------------    --------------      -------------    -------------
Gross margin                                                   12,332            12,137             35,796           40,322
Selling, general and administrative expenses                    9,832             9,681             30,149           28,297
                                                         -------------    --------------      -------------    -------------
Operating income                                                2,500             2,456              5,647           12,025

Other expenses:
  Interest expense, net                                         1,274             1,387              3,807            4,055
  Other, net                                                      (17)                3                (59)              15
                                                         -------------    --------------      -------------    -------------
Income before provision for income taxes                        1,243             1,066              1,899            7,955
Provision for income taxes                                        435               374                664            2,785
                                                         -------------    --------------      -------------    -------------
Net income                                                    $   808           $   692           $  1,235         $  5,170
                                                         =============    ==============      =============    =============

Earnings per common share - basic (Note 1)                    $  0.05           $  0.04           $   0.08         $   0.39
                                                         =============    ==============      =============    =============

Weighted average shares outstanding - basic (Note 1)           15,673            14,786             15,659           13,111
                                                         =============    ==============      =============    =============

Earnings per common share - diluted (Note 1)                  $  0.05           $  0.04           $   0.08         $   0.38
                                                         =============    ==============      =============    =============

Weighted average shares outstanding - diluted (Note 1)         16,180            15,369             16,167           13,777
                                                         =============    ==============      =============    =============


        The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                    Three Months Ended                     Nine Months Ended
                                                               -------------------------------      -------------------------------
                                                                October 2,        October 3,         October 2,        October 3,
                                                                   1999              1998               1999              1998
                                                               -------------------------------      -------------------------------
                                                                           (Unaudited)                          (Unaudited)

Cash flows from operating activities:
  Net income                                                   $        808      $        692       $      1,235      $      5,170
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                   2,931             2,890              9,622             8,199
      Deferred income taxes                                             144                92                187               760
      Changes in operating assets and liabilities:
        Accounts receivable (net)                                    (3,690)           (5,599)              (128)           (9,068)
        Inventories                                                   3,749            (7,753)             6,631           (18,407)
        Prepaid expenses and other current assets                       117              (396)                75              (445)
        Accounts payable and accrued expenses                          (123)            5,030              6,049             1,855
        Other long-term liabilities                                    (133)              (63)              (186)               24
                                                               -------------     -------------      -------------     -------------
           Net cash provided (used) by operating activities           3,803            (5,107)            23,485           (11,912)
                                                               -------------     -------------      -------------     -------------

Cash flows from investing activities:
  Net purchase of property, plant and equipment                      (5,044)           (9,373)           (13,642)          (34,377)
                                                               -------------     -------------      -------------     -------------
           Net cash used for investing activities                    (5,044)           (9,373)           (13,642)          (34,377)
                                                               -------------     -------------      -------------     -------------

Cash flows from financing activities:
  Repayments of capital leases                                         (342)             (294)            (1,034)             (868)
  Net borrowings (repayment of) revolving line of credit              1,800           (21,300)            (8,200)           11,300
  Repayments of long-term debt                                         (179)             (238)              (682)             (752)
  Proceeds from issuance of common stock,
    net of offering expenses                                             --            36,460                 --            36,460
  Proceeds from exercise of stock options                                45                24                111               412
  Capitalization of finance cost                                         (1)               --               (109)              (50)
                                                               -------------     -------------      -------------     -------------
           Net cash provided (used) by financing activities           1,323            14,652             (9,914)           46,502
                                                               -------------     -------------      -------------     -------------
Effect of exchange rates on cash                                         16                --                 99                --
Net increase in cash and cash equivalents                                98               172                 28               213
Cash and cash equivalents, beginning of period                          362               275                432               234
                                                               -------------     -------------      -------------     -------------
Cash and cash equivalents, end of period                       $        460      $        447       $        460      $        447
                                                               =============     =============      =============     =============
Non cash activity
  Capital leases for new equipment                             $          0      $          0       $        394      $          0
                                                               =============     =============      =============     =============

              The accompanying notes are an integral part of these
                        consolidated financial statements





                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of October 2, 1999 and January 2, 1999 and the results of their operations and cash flows for the three months ended
October 2, 1999 and October 3, 1998. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended October 2, 1999 are not necessarily indicative of the results expected for the full Fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.


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



                                                          Three Months Ended            Nine Months Ended
                                                         ---------------------       ---------------------
                                                         Oct. 2,       Oct. 3,       Oct. 2,       Oct. 3,
                                                          1999           1998          1999         1998
                                                         -------       -------        ------       -------
Weighted average common shares outstanding                15,672        14,786        15,660       13,111
Dilutive potential common shares                             508           583           507          666
                                                        --------      --------        ------       -------
Weighted average common shares outstanding
     and dilutive potential common shares                 16,180        15,369        16,167       13,777
                                                       =========      ========        ======       ======
Antidilutive potential common shares                       1,058            96         1,058           96
                                                       =========      ========        ======       ======


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

         Inventories at October 2, 1999 and January 2, 1999 consisted of the following:



                                      OCTOBER 2,          JANUARY 2,
                                         1999                1999
                                      ----------          ----------
                                             (In thousands)
Raw materials                           $17,512            $20,137
Work in process                           9,754             12,439
Finished goods                           12,634             14,297
                                       --------           --------
      Inventory at FIFO                  39,900             46,873
LIFO Reserve                                (63)               279
                                       --------           --------
    Inventory at LIFO                   $39,963            $46,594
                                       ========           ========




NOTE 3 - COMPREHENSIVE INCOME

         In accordance with SFAS No. 130, the Company's "other comprehensive items" consist of foreign currency translation gains or loss. Foreign currency translation gains were $16,000 for the third quarter of 1999 and $99,000 for the first nine months of 1999. No foreign currency translation gains or losses were reported in fiscal year 1998. During the third quarters of 1999 and 1998, the Company's comprehensive income was $824,000 and $692,000, respectively. For the first nine months of Fiscal 1999 and Fiscal 1998, the Company's comprehensive income was $1,334,000 and $5,170,000, respectively.


NOTE 4 - SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of Enterprise and Related Information" which the Company has adopted. Segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment consisting of sales of two products, upholstery fabric and yarn.

         The accounting policies of segment reporting are the same as those described in Note 2 "Summary of Significant Accounting Policies" of the Company's "1998 Annual Report". Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

         Export sales from the United States to unaffiliated customers by major geographical area were as follows:


                                                Three Months Ended     Nine Months Ended
                                               --------------------   ------------------
                                               Oct. 2,       Oct. 3,  Oct. 2,    Oct. 2,
                                                1999         1998      1999       1998
                                             --------- ----------  ---------  ---------

North America (excluding USA)                   $5,137     $5,020    $14,395    $15,391
Middle East                                        878      1,745      4,530      6,768
South America                                      398        319        956        987
Europe                                           1,426      1,229      5,045      4,174
All Other                                        1,583        363      4,101      1,533
                                              --------   --------   --------   --------
                                                $9,422     $8,676    $29,027    $28,853
                                              ========   ========   ========   ========

Gross Sales by product category are as follows:

                                              Three Months Ended     Nine Months Ended
                                              -------------------    ------------------
                                               Oct. 2,    Oct. 3,    Oct. 2,    Oct. 3,
                                                1999       1998       1999       1998
                                             --------- ----------  ---------  ---------

Fabric                                         $55,361    $53,588   $168,298   $166,378
Yarn                                             6,474      8,149     16,660     24,817
                                              --------   --------   --------   --------
                                               $61,835    $61,737   $184,958   $191,195
                                              ========   ========   ========   ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1998" ended January 2, 1999 and "Fiscal 1999" will end January 1, 2000. The first nine months of Fiscal 1998 and Fiscal 1999 ended October 3, 1998 and October 2, 1999, respectively.


RESULTS OF OPERATIONS - Quarterly Comparison

         Net sales for the third quarter of Fiscal 1999 increased $1.0 million or 1.6%, to $61.3 million from $60.3 million for the third quarter of Fiscal 1998. The average gross sales price per yard increased 7.7%, to $4.87 for the third quarter of Fiscal 1999 from $4.52 for the third quarter of Fiscal 1998. This increase was principally due to an increase in middle to better-end sales which have a higher than average selling price. The gross volume of fabric sold decreased 4.1%, to 11.4 million yards for the third quarter of Fiscal 1999 from
11.9 million yards for the third quarter of Fiscal 1998. The Company sold 5.8% more yards of middle to better-end fabrics and 25.6% fewer yards of promotional-end fabrics in the third quarter of Fiscal 1999 than in the third quarter of Fiscal 1998.

         The average gross sales price per yard of middle to better-end fabrics increased by 6.0%, to $5.32 in the third quarter of Fiscal 1999 as compared to $5.02 in the third quarter of Fiscal 1998. The average gross sales price per yard of promotional-end fabrics increased by 0.9%, to $3.47 in the third quarter of Fiscal 1999 as compared to $3.44 in the third quarter of Fiscal 1998.

         Gross fabric sales within the United States increased 2.3%, to $45.9 million in the third quarter of Fiscal 1999 from $44.9 million in the third quarter of Fiscal 1998. Foreign and Export sales increased 8.6%, to $9.4 million in the third quarter of Fiscal 1999 from $8.7 million in the third quarter of Fiscal 1998. Gross yarn sales decreased 20.6%, to $6.5 million in the third quarter of Fiscal 1999 from $8.1 in the same period of Fiscal 1998.

         The gross margin percentage was 20.1% for the third quarter of Fiscal 1999 and Fiscal 1998. Despite higher sales in the third quarter of 1999, the gross margin remained the same at 20.1% due primarily to higher per unit fixed overhead costs caused by increased total fixed overhead expenses and lower unit sales volume in Fiscal 1999 versus 1998.

         Selling, general and administrative expenses increased slightly to $9.8 million for the third quarter of Fiscal 1999 from $9.7 million for the third quarter of Fiscal 1998. Selling, general and administrative expenses as a percentage of net sales was 16.0% for the third quarters of both Fiscal 1999 and Fiscal 1998. The increase in selling, general and administrative expenses was primarily due to increased fabric sampling costs which were partially offset by lower expenses connected with the Company's Mexican operations.

         Interest expense was $1.3 million for the third quarter of Fiscal 1999, and $1.4 million for the third quarter of Fiscal 1998. Lower levels of senior debt, including lower levels of borrowings under the Credit Agreement (as hereinafter defined) were the primary reasons for the decrease.

         In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the third quarter of both Fiscal 1999 and Fiscal 1998. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

         Net income for the third quarter of Fiscal 1999 increased to $0.8 million, or $0.05 per common share-diluted, from $0.7 million, or $0.04 per common share-diluted, for the third quarter of Fiscal 1998. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended
January 2, 1999.

RESULTS OF OPERATIONS - Nine-month Comparison

         Net sales for the first nine months of Fiscal 1999 decreased $5.2 million or 2.8%, to $181.9 million from $187.1 million for the first nine months of Fiscal 1998. The average gross sales price per yard increased 5.5%, to $4.76 for the first nine months of Fiscal 1999 from $4.51 for the first nine months of Fiscal 1998. This increase was principally due to an increase in the average selling price of middle to better-end fabrics. The gross volume of fabric sold decreased 4.3%, to 35.3 million yards for the first nine months of Fiscal 1999 from 36.9 million yards for the first nine months of Fiscal 1998. The Company sold 2.6% more yards of middle to better-end fabrics and 18.3% fewer yards of promotional-end fabrics in the first nine months of Fiscal 1999 than in the first nine months of Fiscal 1998. The average gross sales price per yard of middle to better-end fabrics increased by 5.0%, to $5.28 in the first nine months of Fiscal 1999 as compared to $5.03 in the first nine months of Fiscal 1998. The average gross sales price per yard of promotional-end fabrics increased by 0.3%, to $3.45 in the first nine months of Fiscal 1999 as compared to $3.44 in the first nine months of Fiscal 1998.

         Gross fabric sales within the United States were $139.3 million in the first nine months of Fiscal 1999, an increase of 1.3% over the first nine months of 1998 gross fabric sales of $137.5 million. Foreign and Export sales increased 0.6%, to $29.0 million in the first nine months of Fiscal 1999 from $28.9 million in the first nine months of Fiscal 1998. Gross yarn sales decreased 32.9%, to $16.7 million in the first nine months of Fiscal 1999 from $24.8 million in the same period of Fiscal 1998.

         The gross margin percentage for the first nine months of Fiscal 1999 decreased to 19.7% as compared to 21.5% for the first nine months of Fiscal 1998. The decrease in the gross margin percentage was due to higher per unit fixed overhead expenses caused by increased total fixed overhead expenses and lower unit sales volume.

         Selling, general and administrative expenses increased to $30.1 million for the first nine months of Fiscal 1999, from $28.3 million for the first nine months of Fiscal 1998. Selling, general and administrative expenses as a percentage of net sales was 16.6% in the first nine months of Fiscal 1999, up from 15.1% in the first nine months of Fiscal 1998. The increase in selling, general and administrative expenses was primarily due to increases in wages and fringe benefits, and in fabric sampling expenses which were partially offset by lower expenses attributable to the Company's Mexican operations.

         Interest expense decreased to $3.8 million for the first nine months of Fiscal 1999 from $4.1 million in the first nine months of Fiscal 1998. Lower levels of senior debt including lower levels of borrowings under the Credit Agreement (as hereinafter defined), were the primary reasons for the decrease.

         In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the first nine months of both Fiscal 1999 and Fiscal 1998. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to foreign sales corporation tax benefits and state investment tax credits.

         Net income for the first nine months of Fiscal 1999 decreased to $1.2 million, or $0.08 per common share-diluted, from $5.2 million, or $0.38 per common share-diluted, for the first nine months of Fiscal 1998. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended
January 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement, and debt and equity offerings. The Company's capital requirements have arisen principally in connection with the purchase of equipment to expand production capacity and to improve the Company's quality and productivity performance, and with an increase in the Company's working capital needs related to its sales growth.

         Capital expenditures in the first nine months of Fiscal 1998 and Fiscal 1999 were $34.4 million and $13.6 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures will total approximately $20.0 million in 1999, consisting of 1.) $11.5 million primarily for new production equipment to expand fabric finishing capacity, 2.) $7.0 million for various facilities projects, including $3.5 million for the acquisition of land, and 3.) $1.5 million for the introduction of new technology and the enhancement of existing management information systems.

         Management believes that operating income and borrowing under the Credit Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

         The Company has a $70.0 million Credit Agreement which expires December 31, 2002 (the "Credit Agreement"). As of October 2, 1999, the Company had $12.3 million outstanding under the Credit Agreement and unused availability of $57.7 million, net of outstanding letters of credit. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

YEAR 2000

         The "Year 2000 issue" is a result of the many existing computer programs that utilize only the last two, rather than all four, digits to specify a year. As a result, it is anticipated that date sensitive software programs may only recognize "00" as signifying the year 1900, and therefore not recognize the year 2000. Although the exact consequences of such an event are not yet fully known, there is concern that there could be at least a temporary inability to engage in normal business operations, which, in the aggregate, could have a negative effect on the global economy.

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

         The Company has completed a survey of its manufacturing and other critical equipment that may be date-sensitive, including those with embedded technology. Based upon the results of the survey, any remediation which may be necessary does not appear to be material.

         The Company has surveyed its major vendors in an attempt to ascertain their state of Year 2000 readiness and to determine the extent to which the Company may be adversely effected by their failure to sufficiently address the Year 2000 issue. The Company has received responses to those surveys and a team of Company employees will continue to coordinate the Company's efforts in this regard through the end of 1999. Similarly, the Company has been in communication with its major customers, and has received information from them as to their state of readiness for the Year 2000. We anticipate continuing the assessment of vendor and customer readiness through 1999. Although the Company cannot have absolute assurance that it will not be adversely effected by the Year 2000 issues of its suppliers and customers, it will continue to communicate with its suppliers and customers to help minimize risks presented by the Year 2000 issues of these parties.

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

         The Company believes that it will be successful in its efforts to address the Year 2000 issue and will therefore not suffer any material adverse effect on its operations or financial condition. Although the Company is not certain as to the nature and complete extent of the risks of failure in this regard, such failure could lead to a "most reasonable likely worst case scenario" where it was severely limited in its ability to perform its manufacturing processes, deliver its products, and otherwise engage in its ordinary business operations for an unknown period of time. The Company is in the process of developing a contingency plan in response to the Year 2000 issue. This plan is designed to mitigate the risks associated with failure of critical systems on or after the Year 2000.

         Through October 2, 1999, the Company has spent approximately $4.8 million for product acquisition, planning, conversion, and implementation in connection with the ERP. Substantially all of the hardware and software costs have been capitalized and are considered a component of the Company's existing technology plan and not a result of Year 2000 deficiencies.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits

            27.0 - Financial Data Schedule

        (B) There were no reports on Form 8-K filed during the nine months ended October 2, 1999.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            QUAKER FABRIC CORPORATION




Date: November 12, 1999                      By: /s/ Paul J. Kelly
      --------------------                      ----------------------
                                                Paul J. Kelly
                                                Vice President - Finance
                                                and Treasurer