Form 10-K
period 2000-01-01
QUAKER FABRIC CORP /DE/
filed 2000-03-30
CIK 103341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended January 1, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            QUAKER FABRIC CORPORATION
                            -------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                 04-1933106
              --------                                 ----------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

         941 Grinnell Street
      Fall River, Massachusetts                          02721
      -------------------------                          -----
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: |X| NO: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 13, 2000 was approximately $65.2 million.

      As of March 13, 2000, 15,690,309 shares of Registrant's common stock, par value $0.01 per share were outstanding.

                       Documents Incorporated by Reference

       Description of document                   Part of the Form 10-K
       -----------------------                   ---------------------

Portions of the Proxy Statement to        Part III (Item 10 through Item 13)
  be used in connection with the                     and Part IV
     Registrant's 2000 Annual
     Meeting of Stockholders.

1999 Annual Report to Shareholders          Part II (Item 5 through Item 8)

                            Exhibit Index on Page 20

                                     PART I

ITEM 1. BUSINESS

Overview

      Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarns, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design, cost and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics, including its soft, velvet-like Jacquard chenilles. The Company's revenues in 1999 were $250.8 million.

      Quaker has been producing upholstery fabric for over fifty years and is a full-service supplier of Jacquard and plain woven upholstery fabric to the furniture market. Quaker's current product line consists of over 3,000 traditional, contemporary, transitional and country fabric patterns intended to meet the styling and design, color, texture, quality and pricing requirements of promotional through middle to higher-end furniture manufacturers, and the Company introduces approximately 1,000 new products to the market annually. Management believes that Jacquard fabrics, with their detailed designs, provide furniture manufacturers with more product differentiation opportunities than any other fabric construction on the market.

      The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including virtually every significant domestic manufacturer of upholstered furniture. Quaker also distributes its fabrics internationally. In 1999, fabric sales outside the United States of $39.2 million represented approximately 16.8% of gross fabric sales. Quaker's October 1996 introduction of its Whitaker Collection'TM', a branded line of a select group of the Company's better-end products, has resulted in incremental sales to a number of well-known higher-end furniture manufacturers. Management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order.

      During the past five years, Quaker has invested more than $88.2 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, improve product quality and produce the more complex fabrics associated with the Company's successful penetration of the middle to better-end segment of the upholstery fabric market. During 2000, Quaker plans to spend approximately $8.0 million on additional manufacturing equipment to further its marketing, productivity, quality, service and financial objectives.

      The Company produces all of its yarn and fabric products in its six manufacturing plants in Fall River and Somerset, Massachusetts, where Quaker has over one million square feet of manufacturing and warehousing space. In 1998, Quaker also began using warehouse space in Brockton, Massachusetts. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Tupelo, Mississippi, and Los Angeles, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and is setting up a marketing and warehousing operation in Brazil to further expand its presence in Latin America.

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

      Demand for upholstery fabric is a function of demand for upholstered furniture. The upholstered furniture market has grown from $5.4 billion in 1991 to a projected $10.7 billion in 2000. Total upholstered furniture demand is affected by population growth and demographics, consumer confidence, disposable income, geographic mobility, housing starts, and home sales. Although the domestic residential furniture industry is cyclical, periods of decline have been relatively brief.

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

      Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by certain trends:

(i) The furniture industry has been consolidating at both the retail and manufacturing levels for several years. As a result, fabric suppliers are required to deal with larger customers that require shorter delivery lead times, customer-specific inventory management programs, and additional information technology-based support services. Large integrated fabric suppliers have an advantage over smaller competitors because of their ability to offer a broader range of product choices and meet the volume and delivery requirements of the large furniture manufacturers and retailers.

(ii) There is a growing trend in the United States toward a more casual lifestyle, as evidenced by "casual Fridays" in the workplace and product shifts in the apparel and home furnishings industries. Management believes this trend has resulted in growing demand for less formal furniture upholstered with softer, more comfortable fabric.

(iii) Pushed by consumers demanding immediate product delivery, the furniture industry has increased its focus on just-in-time manufacturing methods and shorter delivery lead times.

(iv) Both consumers and furniture manufacturers have placed increased emphasis on product quality, enabling fabric manufacturers with effective quality control systems to gain a competitive advantage.

(v) Favorable demographic trends over the near term are expected to benefit from continued strength of the domestic economy as well as a move by the baby boom generation toward more upscale furniture as they approach retirement age and additional demand generated by that same group's purchases of vacation and retirement homes.

(vi) Technological advances in the speed and flexibility of the Jacquard loom have reduced the cost of producing Jacquard fabrics, enabling them to compete more effectively with prints, velvets, flocks, tufts and other plain woven products.

(vii) Most of the largest U.S. fabric producers have expanded their export sales, leveraging their size and broad product lines. U.S. fabric producers with international distribution capabilities have also benefited from a growing demand for American styles and designs by foreign consumers.

(viii) Fabrics entering the United States from China, India and other countries with low domestic labor costs are resulting in increased price competition at the lower end of the upholstery fabric and upholstered furniture markets. In addition, competition in the middle to better-end segment of the market is being affected by upper-end fabric imports from Europe.

Strategy

      Quaker's strategy to further its growth and financial performance objectives includes:

      Increasing Sales to the Middle to Better-End Segment. To capitalize on the consolidation trend in the furniture industry, the Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics to the promotional and middle to better end of the market by offering a wide variety of fabric patterns at prices ranging from $2.50 to $35.00 per yard. Sales of the Company's middle to better-end fabrics, which the Company first began emphasizing in the early 1990s, have increased steadily and were $188.0 million, or 80.8% of total fabric sales in 1999.

      Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker. The Company's international sales were $39.2 million in 1999.

      Penetrating Related Fabric Markets. Management believes the company's styling and design expertise, as well as its ISO 9001-certified operations, provide opportunities to penetrate the contract market and increase Quaker's share of the interior decorator and recreational vehicle markets. Management believes Quaker's Ankyra'TM' chenille yarns and fabric finishing abilities will provide the Company with a product advantage in these markets.

      Growing Specialty Yarn Sales. Quaker is a leading producer of specialty yarns and management believes it is the world's largest producer of chenille yarns. Approximately 80% of the chenille yarn manufactured by the Company is used in the production of the Company's fabric. The balance is sold to apparel and home textile firms throughout the United States through Quaker's yarn sales division, Nortex Yarns. Sales of the Company's specialty yarns were $22.4 million in 1999. The company's current line of specialty yarns includes over 75 different varieties of spun and chenille yarns, and Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's yarn customers.

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

      Commitment to Customer Service. The Company is committed to offering its customers the best overall service levels in the industry and in 1998 launched a major internal supply chain management initiative intended to further that objective.

      State-of-the-Art Manufacturing Equipment. Management believes the Company has one of the most modern, efficient and technologically advanced manufacturing bases in the industry.

Products

      The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.50 to $35.00 per yard. While most of the Company's fabrics are sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker label in October 1996. In 1999, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $3.46 per yard and $5.35 per yard, respectively, compared to $3.44 and $5.05, respectively, in 1998. The average gross sales price per yard of the Company's fabrics was $4.84 in 1999, compared to $4.54 in 1998.

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

      Quaker's product offerings are noted for their wide use of chenille yarns, which give the fabric a soft, velvet-like appearance and feel. To take advantage of casual furniture trends, and to capitalize on the growth of the motion furniture segment, Quaker developed a soft chenille yarn with superior abrasion resistance to compete effectively with flocks, velvets and tufted fabrics. The Company markets the line of chenille fabrics it produces using these yarns under its Ankyra label. Through a licensing agreement with Solutia (f/k/a Monsanto), a number of the Company's Ankyra-based chenille fabrics, as well as certain other fabrics in its line, have been "Wear-Dated" by Solutia.

      The Company has taken steps to expand both the breadth and depth of the Company's product portfolio by increasing the number of fabrics designed to meet the needs of manufacturers of middle to higher-end upholstered furniture products, and expanding the number of fabrics and styles offered at each price point and in each styling category to provide all of the Company's customers with more product choices. Quaker's broad product line is very important from a competitive standpoint. It enhances the ability of the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. In 1996, to generate additional business from manufacturers of higher-end upholstered furniture, the Company began offering a select group of its middle to better-end products under its Whitaker'r' label. Sales of the Company's middle to better-end fabrics have increased steadily and were $188.0 million, or 80.8% of total fabric sales in 1999, with approximately 25.8% of those sales made under the Whitaker'r' label.

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

      The development of each new fabric line requires six months. The first step in the new product development process is the preparation of a merchandising plan for the line. The Company's merchandising plans are based on extensive input from Quaker's sales representatives, senior managers, and major customers and provide both a broad outline of the number of new products to be included within each major styling category (e.g., contemporary, traditional, transitional, and country), as well as the number of new products to be created for sale at each of the major price points within those styling categories.

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

Sales and Marketing

Upholstery Fabrics

      Net fabric sales during 1999 were $229.0 million, or approximately 91.3% of the Company's net sales. The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including substantially all of the largest domestic manufacturers of upholstered furniture. Fabric sales to the Company's top 25 customers accounted for approximately 45% of 1999 net sales. None of the Company's customers accounted for more than 5.4% of net sales during 1999.

      The Company uses a direct marketing force of 22 sales representatives, four of whom are based in Mexico, to market its fabrics in the United States and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of 25 independent commissioned agents appointed to represent the Company in Europe, the Far East, Australia, New Zealand, the Middle East, Central and South America, Africa and Asia. During 1999, Quaker added new exclusive sales agents in China, Poland, England, and Dubai and opened a new sales office in the United Arab Emirates. All agents located outside the United States are supervised by Quaker's Vice President - Sales and Marketing.

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

      Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, China, Dubai, Germany, Italy, and Mexico, as well as certain trade shows in the United States aimed at the international market. Foreign sales of fabric accounted for approximately 16.8% of Quaker's gross fabric sales during 1999.

      In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains four distribution centers from which its customers may purchase the Company's products directly. These facilities are located in Los Angeles, California; Mexico City, Mexico; High Point, North

Carolina; and Verona, Mississippi. The Company is setting up a new distribution center in Brazil, which it plans to open during Spring 2000.

Specialty Yarns

      Net yarn sales during 1999 were $21.8 million, or approximately 8.7% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted and chenille. Quaker is a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarn, a soft pile yarn which produces a velvet-like fabric. Chenille yarns, and fabrics made out of chenille yarns, are responsive to consumer demand for softer, more casual home furnishings and apparel. The Company's specialty yarns are sold under the name of Nortex Yarns to manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products, as well as manufacturers of sweaters and other apparel. The Company has approximately 55 yarn customers.

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

Manufacturing

      All of Quaker's fabrics and yarns are manufactured at the Company's six manufacturing facilities in Fall River and Somerset, Massachusetts, and management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order. The Company's objective is to operate its production facilities on a five to five and one half-day week, three-shift schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules, and during periods of weaker demand, the Company will decrease its production rates accordingly.

      The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of home furnishings products and apparel in the United States. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing processes followed by the application of a latex backing, to enhance the durability and performance characteristics of the end product, as well as a stain-resistant finish upon customer request. Some of the Company's fabrics, including its Quaker Plush products, benefit from additional chemical and mechanical finishing processes designed to enhance their appearance and softness. A final product quality inspection is conducted prior to shipment to the Company's customers.

      Quaker has added approximately 300 new looms to its manufacturing base since 1989. All of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without being limited by equipment-related design constraints.

      The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

      During the past five years, the Company placed in service more than $88.2 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives. During 1997 and 1998, the Company implemented a $67.0 million capacity expansion program, and during 1998, the Company temporarily outsourced a small amount of its manufacturing requirements to provide better service to its customers until the new looms included in this capacity expansion plan were added. All such outsourcing was discontinued during the fourth quarter of 1998.

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

      The Company's quality-related return rate, as a percentage of total yards shipped was 0.4% in both 1998 and 1999, and the Company's sales of second-quality fabric were $2.1 million in 1998, and $1.8 million in 1999.

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

Year 2000

      Because many existing computer programs use only the last two, rather than all four, digits to specify a year, there was widespread concern prior to January 1, 2000 that date sensitive programs would only recognize "00" as signifying the year 1900, and therefore, not recognize the Year 2000. This concern was commonly referred to as the "Year 2000" or "Y2K" issue.

      The Company believes that it has been successful in its efforts to address the Year 2000 issue and will therefore not suffer any material adverse effect on its operations or financial condition due to the Y2K problem. In addition, the Company has developed a contingency plan designed to minimize risks associated with failure of critical systems after December 31, 1999.

Sources and Availability of Raw Materials

      Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain of the yarns the Company produces internally or purchases from other manufacturers. Substantially all of the raw materials used by the Company are purchased from primary producers with manufacturing operations in the United States, however, certain of the Company's raw material requirements are purchased from non-U.S. based suppliers. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying market for petrochemicals in general. During 1999, the Company experienced no significant increases in raw material prices. There can be no assurance, however, that the cost of the raw materials required by the Company will not increase in the future or that the Company will be able to avoid a decrease in its margin performance in the event of such an increase in its raw material costs.

      Although other sources are available, the Company currently procures approximately 40% of its raw material components from two major industry suppliers, one of which is the sole supplier of a filament yarn used in the Company's chenille manufacturing operations. Generally, Quaker has not experienced any significant difficulty in meeting its raw material needs, expects that it will be able to obtain adequate amounts to meet future requirements, and seeks to identify alternate sources for all critical raw material components. A shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

Competition

      The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavy toward fabric styling and design considerations. Although the Company has experienced no significant competition in the United States from imported fabric to date, changes in foreign exchange rates or other factors could make imported fabrics more competitive with the Company's products in the future. During 1999, the Company's yarn sales business continued to face diminished demand due to the effects imported apparel products from the Far East had on demand for apparel and other products manufactured by the Company's yarn customers. Management anticipates this condition will continue for the foreseeable future.

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

Backlog

      As of January 1, 2000, the Company had orders pending for approximately $37.7 million of fabric and yarn compared to $31.9 million as of January 2, 1999. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

Trademarks, Patents, Copyrights

      The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. The Company's Whitaker mark, as well as a logo form of the "W" mark, is registered with the U.S. Patent and Trademark Office. Quaker has also applied to register its Quaker Plush mark with the U.S. Patent and Trademark Office, and has received a Notice of Allowance for this "intent-to-use" application.

Insurance

      The Company maintains general liability and property insurance. The costs of insurance coverage vary generally and the availability of certain coverages can change. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

Employees

      The Company is the largest manufacturer, and the largest private sector employer, in Fall River, Massachusetts. As of January 1, 2000, Quaker employed 2,363 persons, including 1,883 production employees, 201 technical and clerical employees, and 279 exempt employees and commissioned sales representatives. The Company's employees are not represented by a labor union, and management believes that employee relations are good.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 herein)

The executive officers of the Company are as follows:


                                                                         Officer
       Name                  Age                  Position                Since
       ----                  ---                  --------                -----

Larry A. Liebenow............56   President, Chief Executive Officer,
                                    and Director                            1989
Anthony Degomes..............59   Vice President - New Business
                                    Development                             1991
James A. Dulude..............44   Vice President - Manufacturing            1990
Cynthia L. Gordan............52   Vice President, Secretary, and General
                                    Counsel                                 1989
Mark R. Hellwig..............42   Vice President - Supply Chain Management  1998
Thomas Muzekari..............59   Vice President - Sales and Marketing      1996
Beatrice Spires..............38   Vice President - Styling and Design       1996
Paul J. Kelly................55   Vice President - Finance, Chief
                                    Financial Officer and Treasurer         1989
J. Duncan Whitehead..........57   Vice President - Research and
                                    Development                             1990


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

Mark R. Hellwig. Mr. Hellwig has served as Vice President - Supply Chain Management since October 1998. From January 1996 until October 1998, Mr. Hellwig was Director - Supply Chain Management for Solo Cup Company. From August 1993 to January 1996, Mr. Hellwig was Director - Logistics at Solo Cup Company. From 1989 to 1993, Mr. Hellwig was with Deloitte and Touche LLP.

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

ITEM 2. PROPERTIES

Properties

      Quaker is headquartered in Fall River, Massachusetts where it currently has six facilities, five of which are used primarily for manufacturing and warehousing purposes. The sixth facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. In addition, the Company maintains a manufacturing facility in Somerset, Massachusetts and warehouse space in Brockton, Massachusetts. The Company has three distribution centers in the United States and one in Mexico. The table below sets forth certain information relating to the Company's current facilities:

          Location                  Status      Purpose     Building Area(SF)   Ownership
-----------------------------------------------------------------------------------------
Grinnell Street, Fall River.........Active   Manufacturing         728,000      Owned
Quequechan Street, Fall River.......Active   Manufacturing         244,000      Owned
Davol  Street, Fall River...........Active   Offices/Warehouse     245,000      Owned
Campanelli Drive, Brockton, MA......Active   Warehouse             217,351      Leased(1)
Ferry Street, Fall River............Active   Manufacturing         193,000      Owned
Graham Road, Fall River.............Active   Manufacturing          52,000      Leased(2)
Lewiston Street, Fall River.........Active   Manufacturing          61,762      Leased(3)
County Street, Somerset, MA.........Active   Manufacturing          52,500      Leased(4)
Verona, Mississippi.................Active   Distribution Center    20,000      Owned
City of Industry, California........Active   Distribution Center    17,286      Leased(5)
Mexico City, Mexico.................Active   Distribution Center     9,000      Leased(6)
High Point, North Carolina..........Active   Distribution Center     8,500      Leased(7)

(1)   Lease expires December 31, 2003
(2)   Lease expires July 31, 2002
(3)   Month-to-month lease
(4) Lease expires May 20, 2000 -- Quaker has exercised its option to renew this lease for a three-year period
(5)   Lease expires October 1, 2001
(6)   Lease expires February 5, 2003
(7)   Lease expires July 31, 2001

      Quaker has sales offices in Fall River, Massachusetts; Guadalajara and Mexico City, Mexico; Hickory and High Point, North Carolina; Chicago, Illinois; Tupelo, Mississippi; and Los Angeles, California. During December 1999, the Company was granted a commercial license to conduct business in the Hamriyah Free Zone by the Government of Sharjah, United Arab Emirates. Pursuant to the license, the Company opened a sales office in the Hamriyah Free Zone in January 2000. All of the Company's sales offices, except the one in Fall River, Massachusetts, are leased.

      During 1998, the Company announced plans to develop and construct a new modular manufacturing facility in Fall River. The site acquisition phase of this project is complete and certain site preparation work is underway. Preliminary plans for the facility itself have been developed, however, commencement of the construction phase will depend on future demand for the Company's products.

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

      In September and October 1998, the Company and certain of its officers and directors were named as defendants in four putative class actions filed during September 1998 relating to the Company's public offering of 3.2 million shares of common stock that was completed on August 4, 1998 (the "Offering"). Three of the actions were commenced in the United States District Court for the District of Massachusetts: Neng Yang, etc. v. Quaker Fabric Corp., et al., Honora Shapiro, etc. v. Quaker Fabric Corp., et al., and Ed Forstein v. Quaker Fabric Corp., et al. One action, Bruno DeLuca, etc. v. Quaker Fabric Corp., et al., was filed in the United States District Court for the Eastern District of New York. On July 9, 1999, the action commenced in the Eastern District of New York was transferred to the District of Massachusetts. On July 15, 1999, the four actions were consolidated and on September 13, 1999, a consolidated amended class action complaint was filed.

      The putative class consists of "all persons, other than the defendants named herein, who purchased or otherwise acquired the common stock of [the Company] either in or traceable to the Company's secondary offering of its common stock conducted on or about July 29, 1998 . . . through September 24, 1998[.]" The consolidated amended class action complaint alleges that the Company and the individual defendants violated Sections 11 and 12(a)(2) of the Securities Act of 1933 and the individual defendants violated Section 15 of the Securities Act of 1933. The asserted violations of the Securities Act of 1933 are based upon allegations that the Company's July 29, 1998 prospectus contained materially false or misleading statements and omitted to state material facts necessary to make statements made in the prospectus not misleading. The damages sought are unspecified as to amount. In addition to damages, plaintiffs seek an award of rescission to the extent plaintiffs and the members of the putative class still hold the Company's shares.

      The Company and the individual defendants have moved to dismiss the consolidated amended class action complaint. Oral argument of the motion to dismiss was heard on January 12, 2000 and the court has reserved decision. The Company does not believe, however, that the lawsuits will have a material adverse affect on either its operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Summary Quarterly Financial Data," and "Liquidity and Capital Resources" on pages 31 and 29, respectively, of Quaker's 1999 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data," on page 12 of Quaker's 1999 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 26 to 30 of Quaker's 1999 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative
      Commodity Instruments

As of January 1, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company uses excess cash to reduce borrowings under its revolving credit agreement. Occasionally the Company will invest excess cash in short-term Euro dollar deposits or money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's primary interest rate risk is related to borrowings under its Revolving Credit Agreement. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. The Company is also exposed to currency exchange rate fluctuations related to its operations in Mexico. Operations in Mexico are denominated in Mexican pesos. The exchange rate between the U.S. dollar and Mexican peso has fluctuated during the past five years. The Company has not engaged in currency hedging activities to date and attempts to minimize exchange rate risk by converting excess peso funds to U.S. dollars as often as practicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions, "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Summary Quarterly Financial Data," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," on pages 13 to 25 and 31 of Quaker's 1999 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K

(i)   Financial Statements (incorporated by reference, see Item 8)

Consolidated Balance Sheets --January 1, 2000 and January 2, 1999

Consolidated Statements of Income -- For the years ended January 1, 2000 and
      January 2, 1999

Consolidated Statements of Changes in Stockholders' Equity -- For the years ended January 1, 2000, January 2, 1999, and January 3, 1998

Consolidated Statements of Cash Flows -- For the years ended January 1, 2000,
      January 2, 1999, and January 3, 1998

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

            10.14 - Equipment Financing Lease Agreement, dated September 29,
                    1992, between QFR and KeyCorp Leasing pursuant to a Notice of Assignment from U.S. Leasing.(1)
            10.15 - Equipment Financing Lease Agreement, dated February 16,
                    1989, between QFR and Key Financial Services, Inc.(1)
            10.16 - Equipment Financing Lease Agreement, dated September 22,
                    1992, between QFR and Dana Commercial Credit Corporation (Fleet National Bank).(1)
            10.17 - Equipment Financing Lease Agreement, dated October 8, 1992, between QFR and Capital Associates International, Inc.(1)
            10.18 - Equipment Financing Loan Agreement, dated August 31, 1992, between QFR and HCFS Business Equipment Corporation.(1)
            10.19 - Equipment Financing Lease Agreement, dated September 13,
                    1991, between QFR and Sovran Leasing and Finance Corp/NationsBanc Leasing Corp.(1)
            10.20 - Equipment Financing Lease Agreement, dated December 18,
                    1990, between QFR and IBM Credit Corporation.(1)
            10.21 - Equipment Financing Lease Agreement, dated May 5, 1993, between QFR and The CIT Group.(1)
            10.22 - Equipment Financing Lease Agreement, dated June 30, 1993, between QFR and AT&T Commercial Finance Corporation.(1)
            10.23 - Chicago, Illinois Showroom Lease, dated July 1, 1989, between the Company and LaSalle National Bank, Trustee.(1)
            10.24 - Hickory, North Carolina Showroom Lease, dated June 15, 1993, between the Company and Hickory Furniture Mart, Inc.(6)
            10.25 - High Point, North Carolina Showroom Lease, dated November 6,
                    1991, between the Company and Market Square Limited Partnership.(1)
            10.26 - Los Angeles, California Showroom Lease, dated September 23,
                    1992, between the Company and The L.A. Mart.(1)
            10.27 - Tupelo, Mississippi Showroom Lease, dated December 14, 1992, between the Company and Mississippi Furniture Market,
                    Inc.(6)
            10.28 - Mexico City, Mexico Warehouse Lease, dated June 6, 1993, between Quaker Fabric Mexico, S.A. de C.V. and Irene Font Byrom.(1)
            10.29 - Licensing Agreement, dated May 17, 1990, between the Company as Licensee and General Electric Company.(1)
            10.30 - Licensing Agreement, dated September 24, 1990, between the
                    Company as Licensee and Amoco Fabrics and Fibers Company.(1)
            10.31 - Software Licensing Agreement, dated October 29, 1987, between the Company as Licensee and System Software Associates.(1)
            10.32 - Licensing Agreement, dated June 5, 1974, between the Company and E.I. DuPont de Nemours & Company, Inc.(1)
            10.33 - Licensing Agreement, dated October 17, 1988, between the
                    Company as Licensee and Monsanto Company.(1)
            10.34 - Licensing Agreement, dated July 28, 1987, between the
                    Company as Licensee and Phillips Fibers Corporation.(1)
            10.35 - Software Licensing Agreement, dated July 7, 1988, between the Company as Licensee and Software 2000, Inc.(1)
            10.36 - Licensing Agreement, dated February 1, 1977, between the
                    Company as Licensee and 3M.(1)
            10.37 - Software Licensing Agreement, dated April 8, 1992, between the Company as Licensee and Premenos Corporation.(1)
            10.38 - Software Licensing Agreement, dated March 19, 1993, between the Company as Licensee and Sophis U.S.A., Inc.(1)
            10.39 - Quaker Fabric Corporation 1993 Stock Option Plan and Form of
                    Option Agreement thereunder.(1)
            10.40 - Option to Purchase Common Stock issued to Nortex Holdings,
                    Inc., effective April 13, 1993.(1)
            10.41 - Amendment No. 1, dated as of October 25, 1993, to
                    Shareholders Agreement, dated March 12, 1993, by and among the Company, Nortex Holdings, Inc., MLGA Fund II, L.P., MLGAL Partners, W. Wallace McDowell, Jr., William Ughetta, and Ira Starr.(1)
            10.42 - Quaker Fabric Corporation Deferred Compensation Plan and
                    related Trust Agreement.(2)
            10.43 - Form of Split Dollar Agreement with Senior Officers.(2)
            10.44 - Credit Agreement, dated as of June 29, 1994, by and among the Company, The First National Bank of Boston, and Continental Bank, N.A.(3)
            10.45 - Equipment Schedule No. 5, dated as of September 14, 1994, to
                    Master Lease Agreement, dated as of May 5, 1993, between QFR and the CIT Group/Equipment Financing, Inc. (4)
            10.46 - Commission and Sales Agreement, dated as of April 25, 1994, between QFR and Quaker Fabric Foreign Sales Corporation.(4)

            10.47 - Stock Option Agreement, dated as of July 28, 1995, between the Company and Eriberto R. Scocimara.(5)
            10.48 - Amended and Restated Credit Agreement, dated December 18,
                    1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(5)
            10.49 - Note Purchase and Private Shelf Agreement, dated December
                    18, 1995, among the Company, Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
            10.50 - Guarantee Agreement, dated as of December 18, 1995, among the Company, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
            10.51 - Amendment Agreement No. 1, dated as of March 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(5)
            10.52- 1996 Stock Option Plan for Key Employees of QFR, dated April 26, 1996.(6)
            10.53 - Amendment Agreement No. 2, dated as of October 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(6)
            10.54 - Software License Agreement dated October 31, 1996 between the Company and System Software Associates Inc.(6)
            10.55 - Medical Expense Reimbursement Plan.(6)
            10.56 - High Point, North Carolina Warehouse Lease, dated April 1,
                    1996 between QFR and C&M Investments of High Point, Inc.(6)
            10.57 - Standard Industrial Lease Agreement, dated May 10, 1996, between CIIF Associates II Limited Partnership and QFR.(6)
            10.58 - Rights Agreement dated March 4, 1997 between the Company and
                    The First National Bank of Boston relating to the Company's Stockholder Rights Plan.(6)
            10.59 - 1997 Stock Option Plan.(6)
            10.60 - Amendment, dated as of February 24, 1997, to Employment
                    Agreement between the Company and Larry A. Liebenow.(6)
            10.61 - Amendment No. 4, dated as of December 19, 1997 to the
                    Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.(7)
            10.62 - Employee Stock Purchase Plan, dated as of October 1,
                    1997.(7)
            10.63 - Note Purchase Agreement dated October 10, 1997 among QFR,
                    The Prudential Insurance Company of America, and Pruco Life Insurance Company.(7)
            10.64 - Guaranty Agreement, dated as of October 10, 1997, by the
                    Company in favor of the Prudential Insurance Company of America and PrucoLife Insurance Company.(7)
            10.65 - Commercial Lease between QFR and Clocktower Enterprises,
                    Inc., dated as of August 1, 1997.(7)
            10.66 - Lease between Robbins Manufacturing Co., Inc. and QFR, dated as of October 22, 1997.(7)
            10.67 - Lease between Tilly Realty Associates and QFR, dated as of
                    December 9, 1997.(7)
            10.68 Lease between 1 Lewiston Street, LLC and QFR, dated as of March 16, 1998.(7)
            10.69 Purchase and Sale Agreement, dated August 7, 1998, between QFR and Rodney Realty Trust.(8)
            10.70 Stock Option Agreement, dated as of October 19, 1998, between the Company and Mark R. Hellwig.(8)
            10.71 Lease between ADAP, Inc. and QFR, dated as of December 11, 1998.(8)

            10.72 Purchase and Sale Agreement, dated January 6, 1999, between QFR and Montaup Electric Company.(8)
            10.73 Purchase and Sale Agreement, dated January 22, 1999, between QFR and Jefferson Realty Partnership.(8)
            10.74 Amendment No. 6, dated as of March 26, 1999 to the Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.(8)
            10.75 Amendment No. 1, dated as of March 26, 1999 to the Note Purchase Agreement dated as of October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company. (8)
            10.76 Purchase and Sale Agreement, dated May, 1999, between QFR and The Center for Child Care and Development, Inc.
            10.77 Tax Increment Financing Agreement, dated May 27, 1999, between the City of Fall River and QFR
            10.78 Memorandum of Understanding, dated July 1, 1999, between the City of Fall River and QFR
            10.79 Lease between Frank B. Peters, Jr. and QFR, dated as of June 15, 1999.
            10.80 Amendment No. 7, dated as of September 30, 1999 to the Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.
            10.81 Lease between Hamriyah Free Zone Authority and QFR, dated as of November 28, 1999.
            10.82 Form of change in control agreement, dated December 17, 1999, between the Company and each of its vice presidents.
            10.83 Agreement concerning change in control, dated December 17, 1999, between the Company and its controller.
            10.84 Amendment No. 1 to the Company's Deferred Compensation Plan, dated December 17, 1999.
            10.85 Amendment No. 1 to the Split Dollar Insurance Agreements between QFR and each of its officers.
            10.86 Amendment, dated as of December 17, 1999, to Employment Agreement between the Company and Larry A. Liebenow.
            10.87 1999 Stock Purchase Loan Program and form of related Secured Promissory Note and Stock Pledge Agreement.
            10.88 - Amendment No. 2, dated as of December 28, 1999 to the Note
                    Purchase Agreement dated as of October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company.
            10.89 Software License Agreement, dated December 29, 1999, between QFR as Licensee and Paragon Management Systems, Inc.
            13    - 1999 annual report to security holders. Included in this exhibit are those portions of the annual report to security holders which are expressly incorporated by reference in this filing.
            21    - Subsidiaries. (5)
            23    - Consent of Arthur Andersen LLP.
            27    - Financial Data Schedule.

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

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                        QUAKER FABRIC CORPORATION


                                        By /s/ Larry A. Liebenow
                                           -------------------------------------
                                           Larry A. Liebenow
                                           Chief Executive Officer,
                                           President, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                    Title                       Date


/s/ Larry A. Liebenow           Chief Executive Officer,          March 29, 2000
-----------------------------    President, and Director

        (Larry A. Liebenow)


/s/ Paul J. Kelly               Vice President -- Finance (Chief  March 29, 2000
-----------------------------    Financial and Accounting
                                 Officer)
          (Paul J. Kelly)


/s/ Sangwoo Ahn                 Chairman of the Board             March 29, 2000
-----------------------------

           (Sangwoo Ahn)


/s/ Jerry I. Porras             Director                          March 29, 2000
-----------------------------

         (Jerry I. Porras)


/s/ Eriberto R. Scocimara       Director                          March 29, 2000
-----------------------------

      (Eriberto R. Scocimara)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
         SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

To Quaker Fabric Corporation:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Quaker Fabric Corporation and subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 10, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the index in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 10, 2000

                                                                     SCHEDULE II


QUAKER FABRIC CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended January 3, 1998, January 2, 1999 and January 1, 2000 (DOLLARS IN THOUSANDS)

                                                                 Net
                                       Balance at   Provisions   Deductions   Balance
                                       Beginning    Charged to   from         at end
Descriptions                           of Period    Operations   Allowances   of Period
Year Ended January 3, 1998
  Bad Debt Reserve                         $1,275          $55        ($425)       $905
  Sales Returns & Allowances Reserve         $777       $4,256      ($4,459)       $574

Year Ended January 2, 1999
  Bad Debt Reserve                           $905         $779        ($591)     $1,093
  Sales Returns & Allowances Reserve         $574       $6,140      ($5,868)       $846

Year Ended January 1, 2000
  Bad Debt Reserve                         $1,093         $571        ($632)     $1,032
  Sales Returns & Allowances Reserve         $846       $5,020      ($5,318)       $548



                              STATEMENT OF DIFFERNCES



The trademark symbol shall be expressed as..........................'TM'
The registered trademark symbol shall be expressed as...............'r'
The section symbol shall be expressed as............................'SS'