Form 10-Q
period 2000-04-01
QUAKER FABRIC CORP /DE/
filed 2000-04-27
CIK 103341

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

Yes  X     No
   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of April 25, 2000, 15,701,331 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

-----------------------------------------------------------------------------

        PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                             April 1,                January 1,
                                                                                               2000                     2000
                                                                                          ------------              -----------
                                                                                           (Unaudited)               (Audited)
ASSETS
Current assets:
        Cash                                                                              $        477              $       332
        Accounts receivable, less reverses of $1,993 and $1,755 at
          April 1, 2000 and January 1, 2000, respectively                                       41,949                   41,191
        Inventories                                                                             41,895                   40,890
        Prepaid and refundable income taxes                                                      1,558                    1,563
        Prepaid expenses and other current assets                                                6,391                    7,440
                                                                                          ------------              -----------
                Total current assets                                                            92,270                   91,416
                                                                                          ------------              -----------
Property, plant and equipment, net of depreciation and amortization of $63,902 and $60,442 at April 1, 2000
   and January 1, 2000, respectively                                                           138,546                  138,509
Other assets:
        Goodwill, net of amortization                                                            5,770                    5,818
        Deferred financing costs                                                                   300                      293
        Other assets                                                                             1,976                    1,446
                                                                                          ------------              -----------
                Total assets                                                              $    238,862              $   237,482
                                                                                          ------------              -----------
                                                                                          ------------              -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                                                 $         18              $        36
        Current portion of capital lease obligations                                             1,024                    1,026
        Accounts payable                                                                        14,107                   19,983
        Accrued expenses                                                                         9,954                    7,337
                                                                                          ------------              -----------
                Total current liabilities                                                       25,103                   28,382
                                                                                          ------------              -----------
Long-term debt, less current portion                                                            61,200                   59,000
Capital lease obligations, net of current portion                                                2,423                    2,672
Deferred income taxes                                                                           17,915                   17,504
Other long-term liabilities                                                                      2,630                    2,646
Redeemable preferred stock:
        Series A convertible, $.01 par value per share, liquidation preference
          $1,000 per share, 50,000 shares authorized. No shares issued and
          outstanding.                                                                            --                       --
Stockholders' equity:
        Common stock, $.01 par value per share, 20,000,000 shares authorized;
          15,690,309 and 15,681,649 shares issued and outstanding as of
          April 1, 2000 and January 1, 2000, respectively                                          157                      157
        Additional paid-in capital                                                              83,584                   83,554
        Retained earnings                                                                       47,137                   44,915
        Accumulated other comprehensive loss (Note 3)                                           (1,287)                  (1,348)
                                                                                          ------------              -----------
                Total stockholders' equity                                                     129,591                  127,278
                                                                                          ------------              -----------
                Total liabilities and stockholders' equity                                $    238,862              $   237,482
                                                                                          ------------              -----------
                                                                                          ------------              -----------


        The accompanying notes are an integral part of these consolidated financial statements

                     QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share amounts)


                                                                  Three Months Ended
                                                              --------------------------
                                                               April 1,        April 3,
                                                                 2000            1999
                                                              ----------      ----------
                                                                       (Unaudited)
Net sales                                                     $   75,042      $   56,140
Cost of products sold                                             58,636          45,803
                                                              ----------      ----------
Gross margin                                                      16,406          10,337
Selling, general and administrative expenses                      11,719           9,653
                                                              ----------      ----------
Operating income                                                   4,687             684


Other expenses:
  Interest expense, net                                            1,261           1,284
  Other, net                                                           7             (13)
                                                              ----------      ----------
Income (loss) before provision for income taxes                    3,419            (587)
Provision (benefit) for income taxes                               1,197            (205)
                                                              ----------      ----------
Net income (loss)                                             $    2,222      $     (382)
                                                              ----------      ----------
                                                              ----------      ----------

Earnings (loss) per common share - basic (Note 1)             $     0.14      $    (0.02)
                                                              ----------      ----------
                                                              ----------      ----------

Weighted average shares outstanding - basic (Note 1)              15,690          15,647
                                                              ----------      ----------
Earnings (loss) per common share - diluted (Note 1)           $     0.14      $    (0.02)
                                                              ----------      ----------
                                                              ----------      ----------

Weighted average shares outstanding  - diluted (Note 1)           16,107          15,647
                                                              ----------      ----------
                                                              ----------      ----------



       The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 Three Months Ended
                                                              --------------------------
                                                               April 1,        April 3,
                                                                 2000            1999
                                                              ----------      ----------
                                                                     (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                           $    2,222      $     (382)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                3,521           3,240
      Deferred income taxes                                          411             (54)
      Changes in operating assets and liabilities:
          Accounts receivable (net)                                 (758)          5,216
          Inventories                                             (1,005)          2,621
          Prepaid expenses and other assets                          524            (160)
          Accounts payable and accrued expenses                   (3,259)          3,542
          Other long-term liabilities                                (16)            (60)
                                                              ----------      ----------
            Net cash provided by operating activities              1,640          13,963
                                                              ----------      ----------

Cash flows from investing activities:
  Net purchase of property, plant and equipment                   (3,497)         (4,257)
                                                              ----------      ----------
            Net cash used for investing activities                (3,497)         (4,257)
                                                              ----------      ----------

Cash flows from financing activities:
  Repayments of capital lease obligations                           (251)           (340)
  Net borrowings (repayments of) revolving line of credit          2,200          (9,300)
  Repayments of term debt                                            (18)           (249)
  Proceeds from exercise of common stock options                      30              21
  Capitalization of financing costs                                  (20)             --
                                                              ----------      ----------
           Net cash (used) provided by financing activities        1,941          (9,868)
                                                              ----------      ----------
Effect of exchange rates on cash                                      61              64
                                                              ----------      ----------
Net increase (decrease) in cash                                      145             (98)
Cash, beginning of period                                            332             432
                                                              ----------      ----------
Cash, end of period                                           $      477      $      334
                                                              ----------      ----------
                                                              ----------      ----------
Non cash activity
  Capital leases for new equipment                            $       --      $      394
                                                              ----------      ----------
                                                              ----------      ----------



       The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of April 1, 2000 and January 1, 2000 and the results of their operations and cash flows for the three months ended April 1, 2000 and April 3, 1999. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended April 1, 2000 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

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


                                                                 Three Months Ended
                                                              -------------------------
                                                              April 1,         April 3,
                                                                2000             1999
                                                                ----             ----
         Weighted average common shares outstanding            15,690           15,647
         Diluted potential common shares                          417               --
                                                               ------           ------
         Weighted average common shares outstanding
              and dilutive potential common shares             16,107           15,647
                                                               ------           ------
                                                               ------           ------
         Antidilutive options                                   1,058              913
                                                               ------           ------
                                                               ------           ------

NOTE 2 - INVENTORIES

     Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

     Inventories at April 1, 2000 and January 1, 2000 consisted of the following:


                                                         APRIL 1,       JANUARY 1,
                                                         -------        ---------
                                                              (In thousands)
         Raw materials                                  $ 19,448        $ 19,380
         Work in process                                   9,994           9,761
         Finished goods                                   12,513          11,809
                                                        --------        --------
             Inventory at FIFO                            41,955          40,950
         LIFO Reserve                                        (60)            (60)
                                                        --------        --------
             Inventory at LIFO                          $ 41,895        $ 40,890
                                                        --------        --------
                                                        --------        --------


NOTE 3 - COMPREHENSIVE INCOME

     The Company's "Other Comprehensive Items" consist of foreign currency translation gains or losses. Foreign currency translation gains were $61,000 and $64,000 at April 1, 2000 and April 3, 1999, respectively. During the first quarters of 2000 and 1999, the Company's comprehensive income (loss) was $2,283,000 and $(318,000), respectively.

NOTE 4 - SEGMENT REPORTING

     Segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment consisting of sales of two products, upholstery fabric and yarn.

     The accounting policies of segment reporting are the same as those described in Note 9 "Summary of Significant Accounting Policies" of the Company's "1999 Annual Report." Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

     Export sales from the United States to unaffiliated customers by major geographical area were as follows:


                                                            Three Months Ended
                                                            ------------------
                                                          Apr. 1,        Apr. 3,
                                                           2000           1999
                                                           ----           ----
                  North America (excluding USA)           $5,848          $4,269
                  Middle East                                640           1,160
                  South America                              323             395
                  Europe                                   1,313           2,200
                  All Other                                1,167           1,268
                                                          ------         -------
                                                          $9,291          $9,292
                                                          ------         -------
                                                          ------         -------

         Gross Sales by product category are as follows:

                                                            Three Months Ended
                                                            ------------------
                                                          Apr. 1,        Apr. 3,
                                                           2000            1999
                                                           ----            ----
                  Fabric                                 $69,507         $52,817
                  Yarn                                     6,490           4,499
                                                         -------         -------
                                                         $75,997         $57,316
                                                         -------         -------
                                                         -------         -------


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1999" ended January 1, 2000 and "Fiscal 2000" will end December 30, 2000. The first three months of Fiscal 1999 and Fiscal 2000 ended April 3, 1999 and April 1, 2000, respectively.

RESULTS OF OPERATIONS

     Net sales for the first three months of Fiscal 2000 increased $18.9 million or 33.7%, to $75.0 million from $56.1 million for the first three months of Fiscal 1999. The average gross sales price per yard increased 8.9%, to $5.12 for the first three months of Fiscal 2000 from $4.70 for the first three months of Fiscal 1999. This increase was principally due to an increase in the average selling price of middle to better-end fabrics. The gross volume of fabric sold increased 21.0%, to 13.6 million yards for the first three months of Fiscal 2000 from 11.2 million yards for the first three months of Fiscal 1999. The Company sold 29.6% more yards of middle to better-end fabrics and 0.6% fewer yards of promotional-end fabrics in the first three months of Fiscal 2000 than in the first three months of Fiscal 1999. The average gross sales price per yard of middle to better-end fabrics increased by 7.5%, to $5.60 in the first three months of Fiscal 2000 as compared to $5.21 in the first three months of Fiscal 1999. The average gross sales price per yard of promotional-end fabrics increased by 4.1%, to $3.59 in the first three months of Fiscal 2000 as compared to $3.45 in the first three months of Fiscal 1999.

     Gross fabric sales within the United States increased 38.3%, to $60.2 million in the first three months of Fiscal 2000 from $43.5 million in the first three months of Fiscal 1999. Foreign and Export sales remained constant at $9.3 million in the first three months of Fiscal 2000 and Fiscal 1999. Gross yarn sales increased 44.3%, to $6.5 million in the first three months of Fiscal 2000 from $4.5 million in the same period of Fiscal 1999.

     The gross margin percentage for the first three months of Fiscal 2000 increased to 21.9%, as compared to 18.4% for the first three months of Fiscal 1999. The increase in gross profit margin was primarily due to 1.) lower per unit fixed overhead expenses caused by higher sales volume, and 2.) higher sales volume of middle to better-end fabrics and yarn, both of which have higher than average selling prices.

     Selling, general and administrative expenses increased to $11.7 million for the first three months of Fiscal 2000 from $9.7 million for the first three months of Fiscal 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 15.6% in the first three months of Fiscal 2000 from 17.2% in the first three months of Fiscal 1999. The increase in selling, general and administrative expenses was primarily due to the increase in sales volume during the quarter and an increase in fabric sampling expenses, while the decrease as a percentage of net sales is attributable to the allocation of fixed costs over a higher sales base.

     Interest expense was $1.3 million for the first three months of Fiscal 2000 and Fiscal 1999. Higher average levels of senior debt were offset by lower capital lease obligations which have higher rates of interest.

     In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the first three months of both Fiscal 2000 and Fiscal 1999. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

     Net income for the first three months of Fiscal 2000 increased to $2.2 million, or $0.14 per common share-diluted, from a loss of $382,000, or ($0.02) per common share-diluted, for the first three months of Fiscal 1999. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

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

     Capital expenditures in the first three months of Fiscal 1999 and Fiscal 2000 were $4.7 million and $3.5 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures will total approximately $14.5 million in 2000, including approximately $8.0 million for new production equipment to expand finishing capacity and support the Company's marketing, productivity, quality, service and financial performance objectives. Management believes that operating income and borrowing under the Credit Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

     The Company has outstanding $45.0 million of Senior Notes due October 2005 and 2007 (the "Senior Notes"). The Senior Notes bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007. For a discussion of the "Senior Notes," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report 10-K for the year ended January 1, 2000.

     The Company has a $70.0 million Credit Agreement with two banks which expires December 31, 2002. As of April 1, 2000, the Company had $16.2 million outstanding under the Credit Agreement and unused availability of $53.8 million. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

YEAR 2000

     Because many existing computer programs use only the last two, rather than all four, digits to specify a year, there was widespread concern prior to January 1, 2000 that date sensitive programs would only recognize "00" as signifying the year 1900 and, therefore, not recognize the year 2000. This concern was commonly referred to as the "Year 2000" or "Y2K" issue.

     The Company believes that it has been successful in its efforts to address the Year 2000 issue and will, therefore, not suffer any material adverse effect on its operations or financial condition due to the Y2K problem. In addition, the Company has developed a contingency plan designed to minimize risks associated with failure of critical systems after December 31, 1999.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (A) Exhibits

                     27.0 - Financial Data Schedule

              (B) There were no reports on Form 8-K filed during the three months ended April 1, 2000.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           QUAKER FABRIC CORPORATION

 Date: April 26, 2000                        By:  /s/   Paul J. Kelly
       ----------------------                   ---------------------------
                                              Paul J. Kelly
                                              Vice President - Finance
                                              and Treasurer