Form 10-Q
period 2000-07-01
QUAKER FABRIC CORP /DE/
filed 2000-08-11
CIK 103341

--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

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


As of July 25, 2000, 15,701,331 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                July 1,     January 1,
                                                                 2000          2000
                                                                 ----          ----
                                                              (Unaudited)   (Audited)
ASSETS
Current assets:
    Cash                                                       $    519      $    332
    Accounts receivable, less reserves of $2,011 and $1,755
      at July 1, 2000 and January 1, 2000, respectively          43,585        41,191
    Inventories                                                  43,603        40,890
    Prepaid and refundable income taxes                           1,556         1,563
    Prepaid expenses and other current assets                     6,182         7,440
                                                               --------      --------
        Total current assets                                     95,445        91,416
                                                               --------      --------
Property, plant and equipment, net of depreciation and
  amortization of $67,564 and $60,442 at July 1, 2000 and
  January 1, 2000, respectively                                 138,602       138,509
Other assets:
    Goodwill, net of amortization                                 5,722         5,818
    Deferred financing costs                                        288           293
    Other assets                                                  2,484         1,446
                                                               --------      --------
        Total assets                                           $242,541      $237,482
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                          $      2      $     36
    Current potion of capital lease obligations                   1,087         1,026
    Accounts payable                                             15,355        19,983
    Accrued expenses                                             10,759         7,337
                                                               --------      --------
        Total current liabilities                                27,203        28,382
Long-term debt, less current portion                             58,800        59,000
Capital lease obligations, net of current portion                 2,106         2,672
Deferred income taxes                                            18,438        17,504
Other long-term liabilities                                       2,654         2,646
Redeemable preferred stock:
    Series A convertible, $.O1 par value per share,
      liquidation preference $1,000 per share, 50,000 shares
      authorized. No shares issued and outstanding                 --            --
Stockholders' equity:
    Common stock, $.01 par value per share, 40,000,000
      shares authorized; 15,701,331 and 15,681,649 shares
      issued and outstanding as of July 1, 2000 and
      January 1, 2000, respectively                                 157           157
    Additional paid-in capital                                   83,629        83,554
    Retained earnings                                            50,998        44,915
    Accumulated other comprehensive loss (Note 3)                (1,444)       (1,348)
                                                               --------      --------
        Total stockholders' equity                              133,340       127,278
                                                               --------      --------
        Total liabilities and stockholders' equity             $242,541      $237,482
                                                               ========      ========

                 The accompanying notes are an integral part of these
                         consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                           Three Months Ended       Six Months Ended
                                                          --------------------   -----------------------
                                                           July 1,     July 3,     July 1,       July 3,
                                                            2000        1999        2000          1999
                                                          --------    --------   ---------     ---------
                                                              (Unaudited)               (Unaudited)
Net sales                                                  $80,331     $64,463    $155,373      $120,603
Cost of products sold                                       61,108      51,336     119,744        97,139
                                                           -------     -------    --------      --------
Gross margin                                                19,223      13,127      35,629        23,464
Selling, general and administrative expenses                11,989      10,664      23,708        20,317
                                                           -------     -------    --------      --------
Operating income                                             7,234       2,463      11,921         3,147

Other expenses:
  Interest expense, net                                      1,288       1,249       2,549         2,533
  Other, net                                                     6         (29)         13           (42)
                                                           -------     -------    --------      --------
Income before prevision for income taxes                     5,940       1,243       9,359           656
Provision for income taxes                                   2,079         434       3,276           229
                                                           -------     -------    --------      --------
Net income                                                 $ 3,861     $   809    $  6,083      $    427
                                                           =======     =======    ========      ========

Earnings per common share - basic (Note 1)                 $  0.25     $  0.05    $   0.39      $   0.03
                                                           =======     =======    ========      ========

Weighted average shares outstanding - basic (Note 1)        15,701      15,660      15,696        15,655
                                                           =======     =======    ========      ========

Earnings per common share - diluted (Note 1)               $  0.24     $  0.05    $   0.38      $   0.03
                                                           =======     =======    ========      ========

Weighted average shares outstanding - diluted (Note 1)      16,151      16,171      16,128        16,161
                                                           =======     =======    ========      ========


The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               Three Months Ended          Six Months Ended
                                                               ------------------         ------------------
                                                               July 1,    July 3,         July 1,    July 3,
                                                                2000       1999           2000       1999
                                                               -------    -------         -------    -------
                                                                   (Unaudited)               (Unaudited)
Cash flows from operating activities:
 Net income                                                    $ 3,861    $   809         $ 6,083    $   427
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization                                 3,722      3,451           7,243      6,691
   Deferred income taxes                                           523         97             934         43
   Changes in operating assets and liabilities:
     Accounts receivable (net)                                  (1,636)    (1,654)         (2,394)     3,562
     Inventories                                                (1,708)       261          (2,713)     2,882
     Prepaid expenses and other assets                            (297)        62             227        (42)
     Accounts payable and accrued expenses                       2,053      2,630          (1,206)     6,172
     Other long-term liabilities                                    24          7               8        (53)
                                                               -------    -------         -------    -------
       Net cash provided by operating activities                 6,542      5,663           8,182     19,682
                                                               -------    -------         -------    -------

Cash flows from investing activities:
 Net purchase of properly, plant and equipment                  (3,718)    (4,341)         (7,215)    (8,598)
                                                               -------    -------         -------    -------
      Net cash used for investing activities                    (3,718)    (4,341)         (7,215)    (8,598)
                                                               -------    -------         -------    -------
Cash flows from financing activities:
 Repayments of capital leases                                     (254)      (352)           (505)      (692)
 Net borrowings (repayments of) revolving line of credit        (2,400)      (700)           (200)   (10,000)
 Repayments of term debt                                           (16)      (254)            (34)      (503)
 Proceeds from exercise of stock options                            45         45              75         66
 Capitalization of financing costs                                   0        (52)            (20)      (108)
                                                               -------    -------         -------    -------
        Net cash used by financing activities                   (2,625)    (1,313)           (684)   (11,237)
                                                               -------    -------         -------    -------
Effect of exchange rates on cash                                  (157)        19             (96)        83
Net increase (decrease) in cash                                     42         28             187        (70)
Cash, beginning of period                                          477        334             332        432
                                                               -------    -------         -------    -------
Cash, end of period                                            $   519    $   362         $   519    $   362
                                                               =======    =======         =======    =======
 Non cash activity
  Capital leases for new equipment                             $     0    $     0         $     0    $   394
                                                               =======    =======         =======    =======


The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of July 1, 2000 and January 1, 2000 and the results of their operations and cash flows for the three months and six months ended July 1, 2000 and July 3, 1999. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months and six months ended July 1, 2000 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

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

                                                Three Months       Six Months
                                                   Ended             Ended
                                              ----------------  ----------------
                                              July 1,  July 3,  July 1,  July 3,
                                                2000     1999     2000     1999
                                                ----     ----     ----     ----
Weighted average common shares outstanding     15,701   15,660   15,696   15,655
Dilutive potential common shares                  450      511      432      506
                                               ------   ------   ------   ------
Weighted average common shares outstanding
   and dilutive potential common shares        16,151   16,171   16,128   16,161
                                               ======   ======   ======   ======
Antidilutive potential common shares            1,193      943    1,308      937
                                               ======   ======   ======   ======

NOTE 2-INVENTORIES

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

         Inventories at July 1, 2000 and January 1, 2000 consisted of the following:

                                          July 1,          January 1,
                                           2000              2000
                                           ----              ----
                                               (In thousands)
            Raw materials                 $20,412           $19,380
            Work in process                 8,823             9,761
            Finished goods                 14,427            11,809
                                          -------           -------
               Inventory at FIFO           43,663            40,950
            LIFO Reserve                      (60)              (60)
                                          -------           -------
               Inventory at LIFO          $43,603           $40,890
                                          =======           =======

NOTE 3--COMPREHENSIVE INCOME

         The Company's "Other Comprehensive Items" consist of foreign currency translation gains or loss. Foreign currency translation gains (losses) were $(157,000) and $19,000 for the second quarter of Fiscal 2000 and Fiscal 1999, respectively. During the second quarters of 2000 and 1999, the Company's comprehensive income was $3,704,000 and $828,000, respectively. Foreign currency gains (losses) were $(96,000) and $83,000 for the first six months of Fiscal 2000 and Fiscal 1999, respectively. For the first six months of Fiscal 2000 and Fiscal 1999, the Company's comprehensive income was $5,987,000 and $510,000, respectively.

NOTE 4--SEGMENT REPORTING

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

         Foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:


                                             Three Months Ended               Six Months Ended
                                           -----------------------         ----------------------
                                           July 1,         July 3,         July 1,        July 3,
                                            2000             1999          2000           1999
                                            ----             ----          ----           ----
North America (excluding USA)             $ 6,303         $ 4,989         $12,151        $ 9,258
Middle East                                 1,155           2,492           1,795          3,652
South America                                 319             163             642            558
Europe                                      1,501           1,419           2,814          3,619
All Other                                   1,487           1,250           2,654          2,518
                                          -------         -------         -------        -------
                                          $10,765         $10,313         $20,056        $19,605
                                          =======         =======         =======        =======

         Gross Sales by product category are as follows:

                                 Three Months Ended      Six Months Ended
                                 ------------------     ------------------
                                 July 1,  July 3,       July 1,    July 3,
                                  2000     1999         2000        1999
                                  ----     ----         ----        ----
Fabric                          $74,839    $60,120     $144,346    $112,937
Yarn                              6,519      5,687       13,009      10,186
                                -------    -------     --------    --------
                                $81,358    $65,807     $157,355    $123,123
                                =======    =======     ========    ========




Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1999" ended January 1, 2000 and "Fiscal 2000" will end December 30, 2000. The first six months of Fiscal 1999 and Fiscal 2000 ended July 3, 1999 and July 1, 2000, respectively.

RESULTS OF OPERATIONS - Quarterly Comparison

         Net sales for the second quarter of Fiscal 2000 increased $15.8 million or 24.6%, to $80.3 million from $64.5 million for the second quarter of Fiscal 1999. The average gross sales price per yard increased 10.8%, to $5.23 for the second quarter of Fiscal 2000 from $4.72 for the second quarter of Fiscal 1999. This increase was principally due to an increase in the average selling price of middle to better-end fabrics. The gross volume of fabric sold increased 12.4%, to 14.3 million yards for the second quarter of Fiscal 2000 from 12.7 million yards for the second quarter of Fiscal 1999. The Company sold 20.6% more yards of middle to better-end fabrics and 6.3% fewer yards of promotional-end fabrics in the second quarter of Fiscal 2000 than in the second quarter of Fiscal 1999. The average gross sales price per yard of middle to better-end fabrics increased by 8.7%, to $5.75 in the second quarter of Fiscal 2000 as compared to $5.29 in the second quarter of Fiscal 1999. The average gross sales price per yard of promotional-end fabric increased by 7.9%, to $3.69 in the second quarter of Fiscal 2000 as compared to $3.42 in the second quarter of Fiscal 1999.

         Gross fabric sales within the United States increased 28.6% to $64.1 million in the second quarter of Fiscal 2000 from $49.8 million in the second quarter of Fiscal 1999. Foreign and Export sales increased 4.4%, to $10.8 million in the second quarter of Fiscal 2000 from $10.3 million in the second quarter of Fiscal 1999. Gross yarn sales increased 14.6% to $6.5 million in the second quarter of Fiscal 2000 from $5.7 in the same period of Fiscal 1999.

         The gross margin percentage for the second quarter of Fiscal 2000 increased to 23.9%, as compared to 20.4% for the second quarter of Fiscal 1999. The increase in gross profit margin was primarily due to 1.) lower per unit fixed overhead expenses resulting from higher sales volume, mid 2.) higher sales volume in middle to better-end fabrics and yarn, both of which have higher than average selling prices.

         Selling, general and administrative expenses increased to $12.0 million for the second quarter of Fiscal 2000 from $10.7 million for the second quarter of Fiscal 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 14.9% in the second quarter of Fiscal 2000 from 16.5% in the second quarter of Fiscal 1999. The increase in selling, general and administrative expenses was primarily due to higher variable expenses resulting from increased sales volume during the quarter and an increase in fabric sampling expenses, while the decrease as a percentage of net sales is attributable to the allocation of fixed costs over a higher sales base.

         Interest expense was approximately $1.3 million for the second quarters of both Fiscal 2000 and Fiscal 1999. Lower average levels of senior debt were offset by higher rates of interest.

         In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the second quarters of both Fiscal 2000 and Fiscal 1999. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

         Net income for the second quarter of Fiscal 2000 increased to $3.9 million, or $0.24 per common share-diluted, from $809,000 or $0.05 per common share-diluted, for the second quarter of Fiscal 1999. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

RESULTS OF OPERATIONS - Six-month Comparison

         Net sales for the first half of Fiscal 2000 increased $34.8 million or 28.8%, to $155.4 million from $120.6 million for the first half of Fiscal 1999. The average gross sales price per yard increased 9.8%, to $5.17 for the first half of Fiscal 2000 from $4.71 for the first half of Fiscal 1999. This increase was principally due to an increase in the average selling price of middle to better-end fabric. The gross volume of fabric sold increased 16.4%, to 27.9 million yards for the first half of Fiscal 2000 from 24.0 million yards for the first half of Fiscal 1999. The Company sold 24.8% more yards of middle to better-end fabrics and 3.4% fewer yards of promotional-end fabrics in the first half of Fiscal 2000 than in the first half of Fiscal 1999. The average gross sales price per yard of middle to better-end fabrics increased by 8.2% to $5.68 in the first half of Fiscal 2000 as compared to $5.25 in the first half of Fiscal 1999. The average gross sales price per yard of promotional-end fabric increased by 6.1%, to $3.65 in the first half of Fiscal 2000 as compared to $3.44 in the first half of Fiscal 1999.

         Gross fabric sales within the United States were $124.3 million in the first half of Fiscal 2000 an increase of 33.2% over the first half of 1999 gross fabric sales of $93.3 million. Foreign and Export sales increased 2.3% to $20.1 million in the first half of Fiscal 2000 from $19.6 million in the first half of Fiscal 1999. Gross yarn sales increased 27.7% to $13.0 million in the first half of Fiscal 2000 from $10.2 million in the same period of Fiscal 1999.

         The gross margin percentage for the first half of Fiscal 2000 increased to 22.9% as compared to 19.5% for the first half of Fiscal 1999. The increase in gross profit margin was primarily due to 1.) lower per unit fixed overhead expenses resulting from higher sales volume, and 2.) higher sales volume of middle to better-end fabrics and yarn, both of which have higher than average selling prices.

         Selling, general and administrative expenses increased to $23.7 million for the first half of Fiscal 2000 from $20.3 million for the first half of Fiscal 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 15.3% in the first half of Fiscal 2000 from 16.8% in the first half of Fiscal 1999. The increase in selling, general and administrative expenses was primarily due to increased higher variable expenses resulting from sales volume during the first half of Fiscal 2000 and an increase in fabric sampling expenses, while the decrease as a percentage of net sales is attributable to the allocation of fixed costs over a higher sales base.

         Interest expense was $2.5 million for the first six months of both Fiscal 2000 and Fiscal 1999. Lower levels of senior debt were offset by higher rates of interest.

         In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the first six months of both Fiscal 2000 and Fiscal 1999. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

         Net income for the first half of Fiscal 2000 increased to $6.1 million, or $0.38 per common share-diluted, from $0.4 million, or $0.03 per common share-diluted, for the first half of Fiscal 1999. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

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

    Capital expenditures in the first half of Fiscal 1999 and Fiscal 2000 were $9.0 million and $7.2 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures will total approximately $20.0 million in 2000, and will include new production equipment to expand capacity and enhancements to the Company's information technology systems. Management believes that operating income and borrowing under the Credit Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

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

    The Company has a $70.0 million Credit Agreement with a bank which expires December 31, 2002. As of July 1, 2000, the Company had $13.8 million outstanding under the Credit Agreement and unused availability of $56.2 million. For a discussion of the "Credit Agreement," see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

YEAR 2000

    Because many existing computer programs use only the last two, rather than all four, digits to specify a year, there was widespread concern prior to January 1, 2000 that date sensitive programs would only recognize "00" as signifying the year 1900 and, therefore, not recognize the year 2000. This concern was commonly referred to as the "Year 2000" or "Y2K" issue.

    The Company believes that it has been successful in its efforts to address the Year 2000 issue and will, therefore, not suffer any material adverse effect on its operations or financial condition due to the Y2K problem. The Company has developed a contingency plan designed to minimize risks associated with failure of critical systems after December 31, 1999. In addition, the Company could be adversely affected if its customers or suppliers suffer a malfunction related to the Year 2000 issue. The Company has no knowledge, however, that any of its customers or suppliers has experienced a Y2K problem.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                          PART II -- OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

    On June 13, 2000, an order was entered in the United States District Court for the District of Massachusetts, dismissing in its entirety the putative class action lawsuit pending against the Company and certain of its officers and directors, In Re Quaker Fabric Corp. Securities Litigation, Master File Number 98-11957-DPW.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 18, 2000, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified, the appointment of the Company's outside auditors for the year ended December 30, 2000 was ratified, an amendment to the Company's Certificate of Incorporation to increase the Company's authorized number of shares of common stock to 40,000,000 was ratified, and amendments to the Company's 1997 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan to 1,500,000, to prohibit the repricing of options granted, and to permit the granting of options to non-employee directors were ratified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

                                                                              Withheld/    Broker
                                                     For          Against     Abstained   Non-votes
                                                     ---          -------     ---------   ---------
      Election of directors:
          Sangwoo Ahn                                13,160,211   N/A         1,437,390     --
          Larry A. Liebenow                          13,010,914   N/A         1,586,688     --
          Jerry I. Porras                            13,174,586   N/A         1,423,015     --
          Eriberto R. Scocimara                      13,168,486   N/A         1,429,115     --

      Ratification of auditors                       14,572,743      16,050       8,809

      Ratification of Amendment
      to Certificate of Incorporation                12,931,856   1,636,759      28,987

      Ratification of Amendments
      to 1997 Stock Option Plan                      12,419,668   2,135,985      41,948


    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits

                27.0 -- Financial Data Schedule

        (B) There were no reports on Form 8K filed during the three months ended July 1, 2000.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               QUAKER FABRIC CORPORATION




Date: July 26. 2000            By:  /s/ Paul J. Kelly
      __________________          ___________________________
                                    Paul J. Kelly
                                    Vice President -- Finance
                                    and Treasurer