Form 10-Q
period 2000-09-30
QUAKER FABRIC CORP /DE/
filed 2000-11-13
CIK 103341

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

For the quarterly period ended September 30, 2000
                                       OR

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

     As of November 13, 2000, 15,715,930 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

-----------------------------------------------------------------------------

                  PART I - FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          September 30,        January 1,
                                                                                               2000               2000
                                                                                         --------------     --------------
                                                                                          (Unaudited)         (Audited)
ASSETS
Current assets:
         Cash                                                                                 $    763           $    332
         Accounts receivable, less reserves of $2,147 and $1,755 at
           September 30, 2000 and January 1, 2000, respectively                                 42,365             41,191
         Inventories                                                                            44,666             40,890
         Prepaid and refundable income taxes                                                       950              1,563
         Prepaid expenses and other current assets                                               5,687              7,440
                                                                                         --------------     --------------
                  Total current assets                                                          94,431             91,416
                                                                                         --------------     --------------
Property, plant and equipment, net of depreciation and amortization of $70,767 and $60,442 at September 30, 2000
   and January 1, 2000, respectively                                                           141,710            138,509
Other assets:
         Goodwill, net of amortization                                                           5,674              5,818
         Deferred financing costs                                                                  275                293
         Other assets                                                                            2,451              1,446
                                                                                         --------------     --------------
                  Total assets                                                                $244,541           $237,482
                                                                                         ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

         Current portion of long-term debt and capital lease obligations                      $  2,004           $  1,062
         Accounts payable                                                                       15,627             19,983
         Accrued expenses                                                                       11,446              7,337
                                                                                         --------------     --------------
                  Total current liabilities                                                     29,077             28,382
Long-term debt, less current portion                                                            57,700             59,000
Capital lease obligations, net of current portion                                                  930              2,672
Deferred income taxes                                                                           18,732             17,504
Other long-term liabilities                                                                      2,667              2,646
Redeemable preferred stock:
         Series A convertible, $.01 par value per share, liquidation preference
           $1,000 per share, 50,000 shares authorized. No shares issued and
           outstanding.                                                                           --                  --
Stockholders' equity:
         Common stock, $.01 par value per share, 40,000,000 shares authorized;
           15,709,887 and 15,681,649 shares issued and outstanding as of
           September 30, 2000 and January 1, 2000, respectively                                    157                157
         Additional paid-in capital                                                             83,665             83,554
         Retained earnings                                                                      52,940             44,915
         Accumulated other comprehensive loss (Note 3)                                          (1,327)            (1,348)
                                                                                         --------------     --------------
                  Total stockholders' equity                                                   135,435            127,278
                                                                                         --------------     --------------
                  Total liabilities and stockholders' equity                                  $244,541           $ 237,482
                                                                                         ==============     ==============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three Months Ended                Nine Months Ended
                                                           ------------------------------  -------------------------------
                                                            September 30,    October 2,       September 30,    October 2,
                                                                2000           1999              2000           1999
                                                           ------------------------------  -------------------------------
                                                                     (Unaudited)                     (Unaudited)
Net sales                                                      $68,628        $61,305         $224,001        $181,908
Cost of products sold                                           53,653         48,973          173,397         146,112
                                                           ------------   ------------     ------------    ------------
Gross margin                                                    14,975         12,332           50,604          35,796
Selling, general and administrative expenses                    10,829          9,832           34,537          30,149
                                                           ------------   ------------     ------------    ------------
Operating income                                                 4,146          2,500           16,067           5,647

Other expenses:
  Interest expense, net                                          1,167          1,274            3,716           3,807
  Other, net                                                        (9)           (17)               4             (59)
                                                           ------------   ------------     ------------    ------------
Income before provision for income taxes                         2,988          1,243           12,347           1,899
Provision for income taxes                                       1,046            435            4,322             664
                                                           ------------   ------------     ------------    ------------
Net income                                                     $ 1,942        $   808          $ 8,025        $  1,235
                                                           ============   ============     ============    ============
Earnings per common share - basic (Note 1)                     $  0.12        $  0.05          $  0.51        $   0.08
                                                           ============   ============     ============    ============
Weighted average shares outstanding - basic (Note 1)            15,710         15,673           15,701          15,659
                                                           ============   ============     ============    ============
Earnings per common share - diluted (Note 1)                   $  0.12        $  0.05          $  0.50        $   0.08
                                                           ============   ============     ============    ============
Weighted average shares outstanding - diluted (Note 1)          16,156         16,180           16,137          16,167
                                                           ============   ============     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                               Nine Months Ended
                                                                                     ---------------------------------------
                                                                                       September 30,          October 2,
                                                                                            2000                 1999
                                                                                      -------------------   -----------------
                                                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                                                              $    8,025            $  1,235
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                                           10,507               9,622
      Deferred income taxes                                                                    1,228                 187
      Changes in operating assets and liabilities:
         Accounts receivable (net)                                                            (1,174)               (128)
         Inventories                                                                          (3,776)              6,631
         Prepaid expenses and other assets                                                     1,361                  75
         Accounts payable and accrued expenses                                                  (247)              6,049
         Other long-term liabilities                                                              21                (186)
                                                                                  -------------------   -----------------
            Net cash provided by operating activities                                         15,945              23,485
                                                                                  -------------------   -----------------

Cash flows from investing activities:

  Net purchase of property, plant and equipment                                              (13,526)            (13,642)
                                                                                  -------------------   -----------------
            Net cash used for investing activities                                           (13,526)            (13,642)
                                                                                  -------------------   -----------------

Cash flows from financing activities:

  Repayments of capital leases                                                                  (764)             (1,034)
  Net borrowings (repayments of) revolving line of credit                                     (1,300)             (8,200)
  Repayments of term debt                                                                        (36)               (682)
  Proceeds from exercise of stock options                                                        111                 111
  Capitalization of financing costs                                                              (20)               (109)
                                                                                  -------------------   -----------------
            Net cash provided by (used in) financing activities                               (2,009)             (9,914)
                                                                                  -------------------   -----------------
Effect of exchange rates on cash                                                                  21                  99
                                                                                  -------------------   -----------------
Net increase in cash                                                                             431                  28
Cash, beginning of period                                                                        332                 432
                                                                                  -------------------   -----------------
Cash, end of period                                                                       $      763            $    460
                                                                                  ===================   =================
  Non cash activity

    Capital leases for new equipment                                                      $        0            $    394
                                                                                  ===================   =================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of September 30, 2000 and January 1, 2000 and the results of their operations and cash flows for the periods ended September 30, 2000 and October 2, 1999. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

EARNINGS PER COMMON SHARE

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted earnings per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.


                                                    Three Months Ended            Nine Months Ended
                                                    ------------------            -----------------
                                                      Sept. 30,    Oct. 2,       Sept. 30,     Oct. 2,
                                                         2000       1999           2000         1999
                                                         ----       ----           ----         ----
                                                                      (In thousands)

Weighted average common shares outstanding             15,710        15,672        15,701       15,660
Dilutive potential common shares                          446           508           436          507
                                                      -------       -------       -------       -------
Weighted average common shares outstanding
     and dilutive potential common shares              16,156        16,180        16,137       16,167
                                                      =======       =======       =======       ======
Antidilutive potential common shares                    1,193         1,058         1,193        1,058
                                                      =======       =======       =======      =======


NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

         Inventories at September 30, 2000 and January 1, 2000 consisted of the following:


                                                 September 30,        January 1,
                                                     2000                2000
                                                     ----                ----
Raw materials                                        $20,881            $19,380
Work in process                                        9,771              9,761
Finished goods                                        14,074             11,809
                                                    --------           --------
      Inventory at FIFO                               44,726             40,950
LIFO Reserve                                             (60)               (60)
                                                    --------           --------
    Inventory at LIFO                                $44,666            $40,890
                                                    ========           ========

NOTE 3 - COMPREHENSIVE INCOME

         The Company's "Other Comprehensive Items" consist of foreign currency translation gains or loss. Foreign currency translation gains were $117 and $16 for the third quarters of Fiscal 2000 and Fiscal 1999, respectively. During the third quarters of 2000 and 1999, the Company's comprehensive income was $2,059 and $824, respectively. Foreign currency gains were $21 and $99 for the first nine months of Fiscal 2000 and Fiscal 1999, respectively. For the first nine months of Fiscal 2000 and Fiscal 1999, the Company's comprehensive income was $8,046 and $1,334, respectively.

NOTE 4 - SEGMENT REPORTING

         Segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment consisting of sales of two products, upholstery fabric and yarn.

         The accounting policies of segment reporting are the same as those described in Note 9 "Summary of Significant Accounting Policies" of the Company's "1999 Annual Report." Management evaluates the Company's financial performance in the aggregate based, in part, on gross revenues and allocates the Company's resources without distinguishing between yarn and fabric products.

         Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                       Three Months Ended    Nine Months Ended
                                       ------------------    -----------------
                                       Sept. 30,   Oct. 2,   Sept. 30,   Oct. 2,
                                         2000       1999       2000        1999
                                         ----       ----       ----        ----
North America (excluding USA)            $6,214     $5,137    $18,365    $14,395
Middle East                                 687        878      2,482      4,530
South America                               390        398      1,012        956
Europe                                    1,152      1,426      3,966      5,045
All Other                                 1,532      1,583      4,206      4,101
                                        -------    -------    -------    -------
                                         $9,975     $9,422    $30,031    $29,027
                                        =======    =======    =======    =======

         Gross Sales by product category are as follows:


                          Three Months Ended              Nine Months Ended
                          ------------------              -----------------
                         Sept. 30,       Oct. 2,        Sept. 30,        Oct. 2,
                           2000            1999           2000            1999
                           ----            ----           ----            ----
Fabric                     $ 63,857       $ 55,361       $208,203       $168,298
Yarn                          5,962          6,474         18,971         16,660
                           --------       --------       --------       --------
                           $ 69,819       $ 61,835       $227,174       $184,958
                           ========       ========       ========       ========


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. Given the Company's current accounting practices concerning revenue recognition, the Company has determined the effect of SAB 101 to be immaterial to its financial statements.

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 137 issued in June 1999 deferred the effective date of SFAS 133 by one year. As such, the Company is now required to adopt the provisions of the standard during the first quarter of 2001. Because the Company's use of derivatives is minimal, it does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 1999" ended January 1, 2000 and "Fiscal 2000" will end December 30, 2000. The first nine months of Fiscal 1999 and Fiscal 2000 ended October 2, 1999 and September 30, 2000, respectively.

RESULTS OF OPERATIONS - Quarterly Comparison

         Net sales for the third quarter of Fiscal 2000 increased $7.3 million or 11.9%, to $68.6 million from $61.3 million for the third quarter of Fiscal 1999. The average gross sales price per yard increased 9.9%, to $5.35 for the third quarter of Fiscal 2000 from $4.87 for the third quarter of Fiscal 1999. This increase was principally due to an increase in the average selling price of middle to better-end fabrics. The gross volume of fabric sold increased 5.1%, to
11.9 million yards for the third quarter of Fiscal 2000 from 11.4 million yards for the third quarter of Fiscal 1999. The Company sold 6.6% more yards of middle to better-end fabrics and 0.3% more yards of promotional-end fabrics in the third quarter of Fiscal 2000 than in the third quarter of Fiscal 1999. The average gross sales price per yard of middle to better-end fabrics increased by 9.4%, to $5.82 in the third quarter of Fiscal 2000 as compared to $5.32 in the third quarter of Fiscal 1999. The average gross sales price per yard of promotional-end fabric increased by 8.6%, to $3.77 in the third quarter of Fiscal 2000 as compared to $3.47 in the third quarter of Fiscal 1999.

         Gross fabric sales within the United States increased 17.3%, to $53.9 million in the third quarter of Fiscal 2000 from $45.9 million in the third quarter of Fiscal 1999. Foreign and Export sales increased 5.9%, to $10.0 million in the third quarter of Fiscal 2000 from $9.4 million in the third quarter of Fiscal 1999. Gross yarn sales decreased 7.9%, to $6.0 million in the third quarter of Fiscal 2000 from $6.5 million in the same period of Fiscal 1999.

         The gross margin percentage for the third quarter of Fiscal 2000 increased to 21.8%, as compared to 20.1% for the third quarter of Fiscal 1999. The increase in gross profit margin was primarily due to 1.) lower per unit fixed overhead expenses resulting from higher sales volume, and 2.) higher sales volume in middle to better-end fabrics which have higher than average selling prices.

         Selling, general and administrative expenses increased to $10.8 million for the third quarter of Fiscal 2000 from $9.8 million for the third quarter of Fiscal 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 15.8% in the third quarter of Fiscal 2000 from 16.0% in the third quarter of Fiscal 1999. The increase in selling, general and administrative expenses was primarily due to higher variable expenses resulting from increased sales volume during the quarter, while the decrease as a percentage of net sales is attributable to the allocation of fixed costs over a higher sales base.

         Interest expense was approximately $1.2 million for the third quarter of Fiscal 2000 and $1.3 million for the third quarter of Fiscal 1999. Lower average levels of senior debt were offset by higher rates of interest.

         In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the third quarters of both Fiscal 2000 and Fiscal 1999. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

         Net income for the third quarter of Fiscal 2000 increased to $1.9 million, or $0.12 per common share-diluted, from $808,000 or $0.05 per common share-diluted, for the third quarter of Fiscal 1999. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

RESULTS OF OPERATIONS - Nine-month Comparison

         Net sales for the first nine of Fiscal 2000 increased $42.1 million or 23.1%, to $224.0 million from $181.9 million for the first nine months of Fiscal 1999. The average gross sales price per yard increased 9.9%, to $5.23 for the first nine months of Fiscal 2000 from $4.76 for the first nine months of Fiscal 1999. This increase was principally due to an increase in the average selling price of middle to better-end fabrics. The gross volume of fabric sold increased 12.8%, to 39.8 million yards for the first nine months of Fiscal 2000 from 35.3 million yards for the first nine months of Fiscal 1999. The Company sold 18.7% more yards of middle to better-end fabrics and 2.4% fewer yards of promotional-end fabrics in the first nine months of Fiscal 2000 than in the first nine months of Fiscal 1999. The average gross sales price per yard of middle to better-end fabrics increased by 8.3%, to $5.72 in the first nine months of Fiscal 2000 as compared to $5.28 in the first nine months of Fiscal 1999. The average gross sales price per yard of promotional-end fabric increased by 6.7%, to $3.68 in the first nine months of Fiscal 2000 as compared to $3.45 in the first nine months of Fiscal 1999.

         Gross fabric sales within the United States were $178.2 million in the first nine months of Fiscal 2000, an increase of 27.9% over the first nine months of 1999 gross fabric sales of $139.3 million. Foreign and Export sales increased 3.5%, to $30.0 million in the first nine months of Fiscal 2000 from $29.0 million in the first nine months of Fiscal 1999. Gross yarn sales increased 13.9%, to $19.0 million in the first nine months of Fiscal 2000 from $16.7 million in the same period of Fiscal 1999.

         The gross margin percentage for the first nine months of Fiscal 2000 increased to 22.6% as compared to 19.7% for the first nine months of Fiscal 1999. The increase in gross profit margin was primarily due to 1.) lower per unit fixed overhead expenses resulting from higher sales volume, and 2.) higher sales volume of middle to better-end fabrics and yarn, both of which have higher than average selling prices.

         Selling, general and administrative expenses increased to $34.5 million for the first nine months of Fiscal 2000 from $30.1 million for the first nine months of Fiscal 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 15.4% in the first nine months of Fiscal 2000 from 16.6% in the first nine months of Fiscal 1999. The increase in selling, general and administrative expenses was primarily due to increased variable expenses resulting from higher sales volume during the first nine months of Fiscal 2000, while the decrease as a percentage of net sales is attributable to the allocation of fixed costs over a higher sales base.

         Interest expense was $3.7 million for the first nine months of Fiscal 2000 and $3.8 million for the first nine months of Fiscal 1999. Lower levels of senior debt were offset by higher rates of interest.

         In accordance with accounting principles generally accepted in the United States, the Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 35.0% for the first nine months of both Fiscal 2000 and Fiscal 1999. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefits and state investment tax credits.

         Net income for the first nine months of Fiscal 2000 increased to $8.0 million, or $0.50 per common share-diluted, from $1.2 million, or $0.08 per common share-diluted, for the first nine months of Fiscal 1999. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

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

         Capital expenditures in the first nine months of Fiscal 1999 and Fiscal 2000 were $14.0 million and $13.5 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures will total approximately $18.0 million in 2000, and will include new production equipment to expand capacity and enhancements to the Company's information technology systems. Management believes that operating income and borrowing under the Credit Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

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

         The Company has a $70.0 million Credit Agreement with a bank which expires December 31, 2002 (the "Credit Agreement"). As of September 30, 2000, the Company had $12.7 million outstanding under the Credit Agreement and unused availability of $57.3 million.

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

         The Company believes that it has been successful in its efforts to address the Year 2000 issue and will, therefore, not suffer any material adverse effect on its operations or financial condition due to the Y2K problem. The Company has a contingency plan in place designed to minimize risks associated with failure of critical systems after December 31, 1999. In addition, the Company could be adversely affected if its customers or suppliers suffer a malfunction related to the Year 2000 issue. The Company has no knowledge, however, that any of its customers or suppliers has experienced a Y2K problem.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

         As of September 30, 2000 the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company uses excess cash to reduce borrowings under its Revolving Credit Agreement. Occasionally the Company will invest excess cash in short-term Euro dollar deposits or money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's primary rate risk is related to borrowings under its Revolving Credit Agreement. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. The Company is also exposed to currency exchange rate fluctuations related to its operations in Mexico. Operations in Mexico are denominated in Mexican pesos. The exchange rate between the U.S. dollar and Mexican peso has fluctuated during the past five years. The Company has not engaged in currency hedging activities to date and attempts to minimize exchange rate risk by converting excess peso funds to U.S. dollars as often as practicable.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                   (A) Exhibits

                           27.0 - Financial Data Schedule

                   (B) There were no reports on Form 8K filed during the three months ended September 30, 2000.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   QUAKER FABRIC CORPORATION



Date: November 13, 2000                            By: /s/ Paul J. Kelly
                                                      ------------------------
                                                      Paul J. Kelly
                                                      Vice President - Finance
                                                      and Treasurer