Form 10-K405
period 2000-12-30
QUAKER FABRIC CORP /DE/
filed 2001-03-30
CIK 103341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            QUAKER FABRIC CORPORATION
                           --------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: |X| NO: |_|
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 16, 2001 was approximately $92.6 million. As of March 16, 2001, 15,722,610 shares of Registrant's common stock, par value $0.01 per share were outstanding.

                       Documents Incorporated by Reference

             Description of document            Part of the Form 10-K
             -----------------------            ---------------------

Portions of the Proxy Statement to be used   Part III (Item 10 through Item
 in connection with the Registrant's 2001          13) and Part IV
       Annual Meeting of Stockholders.

  2000 Annual Report to Shareholders        Part II (Item 5 through Item 8)

                            Exhibit Index on Page 20

                                     PART I

ITEM 1.  BUSINESS

Overview

      Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarns, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design, cost and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics, including its soft, velvet-like Jacquard chenilles. The Company's revenues in 2000 were $303.0 million.

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

      The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including virtually every significant domestic manufacturer of upholstered furniture. Quaker also distributes its fabrics internationally. In 2000, fabric sales outside the United States of $41.3 million represented approximately 14.6% of gross fabric sales. Quaker's October 1996 introduction of its Whitaker Collection'TM', a branded line of a select group of the Company's better-end products, has resulted in incremental sales to a number of well-known higher-end furniture manufacturers. Management estimates that approximately 85% of the Company's fabric sales in recent years have been manufactured to customer order.

      During the past five years, Quaker has invested $90.5 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, improve product quality and produce the more complex fabrics associated with the Company's successful penetration of the middle to better-end segment of the upholstery fabric market. During 2001, Quaker plans to spend approximately $7.0 million on additional manufacturing equipment to further its marketing, productivity, quality, service and financial objectives.

      The Company produces all of its yarn and fabric products in its seven manufacturing plants in Fall River and Somerset, Massachusetts, where Quaker has over one million square feet of manufacturing and warehousing space. In 1998, Quaker also began using warehouse space in Brockton, Massachusetts. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Tupelo, Mississippi, and Los Angeles, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and maintains inventory in Brazil.

History

      In 1998, the Company consummated an underwritten public offering of 3,200,000 shares of Common Stock, of which 3,000,000 shares were sold by the Company and 200,000 shares were sold by selling stockholders (the "Offering"). The price to the public per share of Common Stock was $13.00.

The Industry

      Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be in excess of $2.0 billion annually. Management estimates the size of the international fabric market to be at least twice that of the domestic market. Due to the capital intensive nature of the fabric manufacturing process and the importance of economies of scale in the industry, the domestic industry is concentrated, with the top 14 upholstery fabric manufacturers, including Quaker, accounting for nearly 88% of the total market. Most of the largest U.S. fabric producers have expanded their export sales, capitalizing on their size, distribution capabilities, technology advantages and broad product lines. Within the Jacquard segment, price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where fabric styling and design considerations typically play a more important role.

      Demand for upholstery fabric is a function of demand for upholstered furniture. The upholstered furniture market has grown from $5.4 billion in 1991 to a projected $10.7 billion in 2001. Total upholstered furniture demand is affected by population growth and demographics, consumer confidence, disposable income, geographic mobility, housing starts, and home sales. Although the domestic residential furniture industry is cyclical, periods of decline have, historically, been relatively brief.

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

(iv) Advances in the use and application of information technology throughout the industry supply chain can be anticipated to allow furniture industry manufacturers, suppliers and customers to share information more quickly and more effectively, resulting in reduced cycle times and greater transparency for end consumers who will be able to determine the status of their orders at each stage of the manufacturing process. Significant advances in the use of information technology in the sales and marketing function are also anticipated.

(v) Both consumers and furniture manufacturers have placed increased emphasis on product quality, enabling fabric manufacturers with effective quality control systems to gain a competitive advantage.

(vi) While demand levels over the near term are likely to be adversely affected by weakness in certain segments of the domestic economy, a move by the baby boom generation toward more upscale furniture as they approach retirement age and additional demand generated by that same group's purchases of vacation and retirement homes can be expected to provide favorable longer term demand trends.

(vii) Technological advances in the speed and flexibility of the Jacquard loom have reduced the cost of producing Jacquard fabrics, enabling them to compete more effectively with prints, velvets, flocks, tufts and other plain woven products.

(viii) Most of the largest U.S. fabric producers have expanded their export sales, leveraging their size and broad product lines. While those fabric producers have generally benefited from growing demand for American styles and designs in foreign markets, U.S. fabric exports have been somewhat weakened by the continued strength of the U.S. dollar.

(ix) Fabrics entering the United States from China, India and other low labor cost countries are resulting in increased price competition at the lower end of the upholstery fabric and upholstered furniture markets. In addition, competition in the middle to better-end segment of the market is being affected by upper-end fabric imports from Europe.

Strategy

      Quaker's strategy to further its growth and financial performance objectives includes:

      Increasing Sales to the Middle to Better-End Segment. To capitalize on the consolidation trend in the furniture industry, the Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics to the promotional and middle to better end of the market by offering a wide variety of fabric patterns at prices ranging from $2.75 to $35.00 per yard. Sales of the Company's middle to better-end fabrics, which the Company first began emphasizing in the early 1990s, have increased steadily and were $235.5 million, or 83.3% of total fabric sales in 2000.

      Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker, including the operation of a distribution facility in Mexico, and the maintenance of inventory in Brazil. The Company's international sales were $41.3 million in 2000.

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

      Growing Specialty Yarn Sales. Quaker is a leading producer of specialty yarns and management believes it is the world's largest producer of chenille yarns. Approximately 85% of the chenille yarn manufactured by the Company is used in the production of the Company's fabric. The balance is sold to apparel and home textile firms throughout the United States through Quaker's yarn sales division, Nortex Yarns. In late 2000, the Company's Nortex Yarns division began a marketing program intended to expand distribution of the Company's specialty yarn products to certain selected international markets. Sales of the Company's specialty yarns were $23.9 million in 2000. The Company's current line of specialty yarns includes over 75 different varieties of spun and chenille yarns, and Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's yarn customers.

      Pursuing Strategic Acquisition Opportunities. Although all of Quaker's growth to date has been the result of internal initiatives, the Company has evaluated a number of acquisition candidates in the past and plans to aggressively pursue appropriate acquisition opportunities in the future. An ideal acquisition candidate would either support the Company's new market development objectives or offer a unique and complementary product, manufacturing or technical capability.

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

      Commitment to Customer Service. The Company is committed to offering its customers the best overall service levels in the industry. In 1998, the Company launched a major internal supply chain management initiative intended to further that objective, and management believes Quaker's current delivery lead times to be among the best in the industry.

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

Products

      The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.75 to $35.00 per yard. While most of the Company's fabrics are sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker'r' label in October 1996. In 2000, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $3.73 per yard and $5.79 per yard, respectively, compared to $3.46 and $5.35, respectively, in 1999. The average gross sales price per yard of the Company's fabrics was $5.30 in 2000, compared to $4.84 in 1999.

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

      Quaker's product offerings are noted for their use of chenille and other specialty yarns, which give the fabric a soft, velvet-like appearance and feel. To take advantage of casual furniture trends, and to capitalize on the growth of the motion furniture segment, Quaker developed a soft chenille yarn with superior abrasion resistance to compete effectively with flocks, velvets and tufted fabrics. The Company markets the line of chenille fabrics it produces using these yarns under its Ankyra label. Through a licensing agreement with Solutia (f/k/a Monsanto), a number of the Company's Ankyra-based chenille fabrics, as well as certain other fabrics in its line, have been "Wear-Dated" by Solutia. Management anticipates that chenille will remain an important element in the Company's fabric designs and that it will continue to influence - and be enhanced by - Quaker's on-going development and use of additional new specialty yarns and manufacturing techniques and processes.

      The Company has expanded both the breadth and depth of the Company's product portfolio by increasing the number of fabrics designed to meet the needs of manufacturers of middle to higher-end upholstered furniture products, and has expanded the number of fabrics and styles offered at each price point and in each styling category to provide all of the Company's customers with more product choices. Quaker's broad product line is very important from a competitive standpoint. It enhances the ability of the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. In 1996, to generate additional business from manufacturers of higher-end upholstered furniture, the Company began offering a select group of its middle to better-end products under its Whitaker'r' label. Sales of the Company's middle to better-end fabrics have increased steadily and were $235.5 million, or 83.3% of total fabric sales in 2000, with approximately 36.7% of those sales made under the Whitaker'r' label.

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

      The Company's design department has overall responsibility for the development of new upholstery fabric patterns for sale by the Company. Although the Company purchases artwork from independent artists, the Company's staff of professional designers and designer technicians creates the majority of the designs on which the Company's fabric patterns are based and also determines the construction of those patterns. The design department uses state-of-the-art CAD equipment to reduce the length of the Company's new product development cycle.

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

Sales and Marketing
Upholstery Fabrics

      Net fabric sales during 2000 were $279.4 million, or approximately 92.2% of the Company's net sales. The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including substantially all of the largest domestic manufacturers of upholstered furniture. Fabric sales to the Company's top 25 customers accounted for approximately 40% of 2000 net sales. None of the Company's customers accounted for more than 5.1% of net sales during 2000.

      The Company uses a direct marketing force of 22 sales representatives, five of whom are based in Mexico, to market its fabrics in the United States and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of 8 sales representatives, with an additional 19 independent commissioned agents appointed to represent the Company in Europe, the Far East, Australia, New Zealand, the Middle East, Central and South America, Africa and Asia. During 2000, Quaker added a showroom and sales office in Sao Paulo, Brazil, which serves as headquarters for Quaker's four exclusive sales agents in Sao Paulo and one exclusive sales agent in Argentina. All agents located outside the United States are supervised by Quaker's Vice President - Sales and Marketing.

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

      Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, China, Dubai, Germany, Italy, Brazil and Mexico, as well as certain trade shows in the United States aimed at the international market. Foreign sales of fabric accounted for approximately 14.6% of Quaker's gross fabric sales during 2000.

      In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains four distribution centers from which its customers may purchase the Company's products directly. These facilities are located in Los Angeles, California; Mexico City, Mexico; High Point, North Carolina; and Verona, Mississippi. During 2000, the Company also began to maintain inventory in Sao Paulo, Brazil.

Specialty Yarns

      Net yarn sales during 2000 were $23.6 million, or approximately 7.8% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted and chenille. Quaker is a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarn, a soft pile yarn which produces a velvet-like fabric. Chenille yarns, and fabrics made out of chenille yarns, are responsive to consumer demand for softer, more casual home furnishings and apparel. The Company's specialty yarns are sold under the name of Nortex Yarns to manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products, as well as to manufacturers of sweaters and other apparel. The Company has approximately 65 yarn customers.

      Management believes the technical expertise of Quaker's yarn development staff provides the Company with an important competitive advantage by enabling Quaker to create and market innovative specialty yarns to meet its customers' styling and performance criteria. For example, the creation of Quaker's line of Ankyra chenille yarns was an important product breakthrough for both Quaker and its yarn customers. Historically, chenille yarns have had difficulty meeting the durability standards required for use in fabrics which are likely to be subjected to heavy wear, such as car seats and certain home furnishings products. Quaker's yarn development staff created a finished chenille yarn with superior abrasion resistance, and in 1997 the United States Patent and Trademark Office issued a patent to protect the Company's Ankyra process. Quaker's Ankyra technology has enabled the Company to expand the sale of its chenille yarns to makers of end products for which both softness and durability are important.

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

      The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of home furnishings products and apparel in the United States. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing processes followed by the application of a latex backing, to enhance the durability and performance characteristics of the end product, as well as a stain-resistant finish upon customer request. Some of the Company's fabrics, including its Quaker Plush'r' and Quaker Suede'TM' products, benefit from additional chemical and mechanical finishing processes designed to enhance their appearance and softness. A final product quality inspection is conducted prior to shipment to the Company's customers.

      Quaker has added approximately 300 new looms to its manufacturing base since 1989. All of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without equipment-related design constraints. During 2000, the mechanical Jacquard heads on approximately 80 of the Company's older looms were replaced with electronic Jacquard heads to improve productivity.

      The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

      During the past five years, the Company placed in service more than $90.5 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives.

Quality Assurance

      Management believes that product quality is a significant competitive factor in both the domestic and international fabric markets. Quaker's quality initiatives include:

      o The use of incentive programs in certain of its production departments to factor quality into the overall compensation programs in these areas.

      o Inspection of incoming raw materials to ensure they meet the Company's product specifications and to provide prompt feedback to vendors when defects are discovered so that corrective actions may be undertaken immediately.

      o A final quality inspection of the Company's yarn and fabric products before they are released for shipment.

      o Continuous monitoring of the Company's performance against industry standards and its own internal quality standards.

      o ISO 9001 certification of all of the Company's operations. During 2000, the Company received ISO 9001 recertification.

      In addition to these measures, the built-in quality control features and more precise settings on the new production equipment the Company has placed in service since 1990 also support the Company's efforts to provide defect-free products to its customers.

      The Company's quality-related return rate, as a percentage of total yards shipped was 0.4% in 1999 and 0.3% in 2000, and the Company's sales of second-quality fabric were $1.8 million in 1999 and $1.2 million in 2000.


Technology

      As part of Quaker's overall strategy to improve productivity and achieve a service advantage over its competitors, the Company strives to introduce new technologies into its operations whenever possible. Quaker's efforts in this area include: (i) the use of its management information system to provide computer support to the Company's manufacturing operations; (ii) the use of CAD equipment to reduce the time required to bring its new products to market, including the design of "Specials"; (iii) the use of bar-coding systems to improve both the efficiency of its own manufacturing operations and service to its customers; (iv) the use of electronic Jacquard heads and other production equipment equipped with microprocessors to improve manufacturing efficiencies and reduce unit costs; and (v) the use of a heuristic advanced planning system to both support Quaker's delivery lead time objectives and improve productivity levels in Quaker's manufacturing areas.

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

Sources and Availability of Raw Materials

      Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain of the yarns the Company produces internally or purchases from other manufacturers. Substantially all of the raw materials used by the Company are purchased from primary producers with manufacturing operations in the United States, however, certain of the Company's raw material requirements are purchased from non-U.S. based suppliers. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying market for petrochemicals in general. During 2000, a number of the Company's suppliers sought price increases from Quaker, resulting in an overall increase of approximately one percent in the Company's raw material costs. Management anticipates continuing price pressure from its raw material suppliers during 2001. In addition, the financial performance and/or condition of some textile industry suppliers has been hurt by weaker general economic conditions in the U.S. as a whole, increasing the risk of business failures and/or further consolidations among the Company's supplier population and the related risk of disruption to Quaker's operations.

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

The Company's production operations are heavily reliant upon a consistent supply of energy, including electricity to power the Company's manufacturing equipment, natural gas to generate the heat used in Quaker's finishing operations and oil to heat the Company's office areas. Beginning in the latter part of 2000, the Company began to experience rising energy costs, and management anticipates that this trend will continue for the foreseeable future. A significant shortage or interruption in the availability of these energy sources would likely have a material adverse effect on the Company's operations and financial performance.

Competition

      The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavily toward fabric styling and design considerations. Although the Company has experienced no significant competition in the United States from imported fabric to date, changes in foreign exchange rates or other factors could make imported fabrics more competitive with the Company's products in the future. Additionally, while fabric imports from China, India and other low labor cost countries have begun to appear in the U.S. market, particularly at the promotional end, relatively poor service levels and generally unsophisticated product designs typically place these imported fabrics at a competitive disadvantage in the U.S. During 2000, the Company's yarn sales business continued to face diminished demand due to the effects imported apparel products from the Far East had on demand for apparel and other products manufactured by the Company's yarn customers. Management anticipates this condition will continue for the foreseeable future.

      The Company's principal competitors include: Burlington House Upholstery Division of Burlington Industries Inc., Culp, Inc., Joan Fabrics Corporation and its Mastercraft Division, and Valdese Weavers, Inc. Several of the companies with which the Company competes may have greater financial resources than the Company. The Company's products compete with other upholstery fabrics and furniture coverings, including prints, flocks, tufts, velvets and leather.

Backlog

      As of December 30, 2000, the Company had orders pending for approximately $38.1 million of fabric and yarn compared to $37.7 million as of January 1, 2000. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

Trademarks, Patents, Copyrights

      The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. The Company's Whitaker mark, as well as a logo form of the "W" mark, is registered with the U.S. Patent and Trademark Office. During 2000, the Company's Quaker Plush mark also became registered with the U.S. Patent and Trademark Office.

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

Employees

      The Company is the largest manufacturer, and the largest private sector employer, in Fall River, Massachusetts. As of December 30, 2000, Quaker employed 2,469 persons, including 2,027 production employees, 161 technical and clerical employees, and 281 exempt employees and commissioned sales representatives. The Company's employees are not represented by a labor union, and management believes that employee relations are good.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 herein)

The executive officers of the Company are as follows:

                                                                                        Officer
            Name               Age                 Position                              Since
            ----               ---                 --------                              -------
      Larry A. Liebenow........57     President, Chief Executive Officer, and Director    1989
      Anthony Degomes..........60     Vice President - New Business Development           1991
      James A. Dulude..........45     Vice President - Manufacturing                      1990
      Cynthia L. Gordan........53     Vice President, Secretary, and General Counsel      1989
      Mark R. Hellwig..........43     Vice President - Supply Chain Management            1998
      Thomas Muzekari..........60     Vice President - Sales and Marketing                1996
      Beatrice Spires..........39     Vice President - Styling and Design                 1996
      Paul J. Kelly............56     Vice President - Finance, Chief Financial Officer
                                        and Treasurer                                     1989
      Duncan Whitehead.........58     Vice President - Research and Development           1990

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

Thomas H. Muzekari. Mr. Muzekari has served as Vice President - Sales and Marketing since October 1998, and was Vice President - Marketing from March 1996 until October 1998. From September 1989 until February 1996, Mr. Muzekari was the Vice President - Marketing for Collins & Aikman's Velvet Division. From 1970 to September 1989, Mr. Muzekari held various management positions in both sales and marketing with Milliken and Company.

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

               Location                   Status        Purpose       Building Area(SF)  Ownership
--------------------------------------------------------------------------------------------------
      Grinnell Street, Fall River ........Active    Manufacturing         748,000         Owned
      Quequechan Street, Fall River ......Active    Manufacturing         244,000         Owned
      Davol Street, Fall River ...........Active    Offices/Warehouse     245,000         Owned
      Campanelli Drive, Brockton, MA .....Active    Warehouse             217,000        Leased(1)
      Ferry Street, Fall River ...........Active    Manufacturing         193,000         Owned
      Graham Road, Fall River ............Active    Manufacturing          52,000        Leased(2)
      Lewiston Street, Fall River ........Active    Manufacturing          62,000        Leased(3)
      County Street, Somerset, MA ........Active    Manufacturing          53,000        Leased(4)
      Jefferson Street, Fall River, MA ...Active    Manufacturing          26,000        Leased(5)
      Verona, Mississippi ................Active    Distribution Center    20,000         Owned
      City of Industry, California .......Active    Distribution Center    17,000        Leased(6)
      Mexico City, Mexico ................Active    Distribution Center     9,000        Leased(7)
      High Point, North Carolina .........Active    Distribution Center     9,000        Leased(8)

(1) Lease expires December 31, 2003
(2) Lease expires July 31, 2002
(3) Month-to-month lease
(4) Lease expires May 20, 2003
(5) Lease expires June 30, 2003
(6) Lease expires October 1, 2001
(7) Lease expires February 5, 2003
(8) Lease expires July 31, 2001

      During 2000, the Company also started to maintain inventory at a third party warehouse provider in Sao Paulo, Brazil. Quaker has sales offices in Fall River, Massachusetts; Guadalajara and Mexico City, Mexico; Sharjah, United Arab Emirates; Hickory and High Point, North Carolina; Chicago, Illinois; Tupelo, Mississippi; and Los Angeles, California. During 2000, the Company also opened a sales office in Sao Paulo, Brazil. All of the Company's sales offices, except the one in Fall River, Massachusetts, are leased.

      During 1998, the Company announced plans to develop and construct a new modular manufacturing facility in Fall River. The site acquisition phase of this project is complete and certain site preparation work has also been completed. Preliminary plans for the facility itself have been developed, however, commencement of the construction phase will depend on future demand for the Company's products.

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

      Quaker has also determined that several localized areas of a sixty-acre parcel of land in Fall River owned by the Company contain surficial soil contamination from polyaromatic hydrocarbons ("PAHs") and lead, and are thus subject to the Massachusetts Superfund law. Over eighty percent of the contaminated soil exists under high-tension power lines. The site is currently undeveloped and was purchased by the Company during 1999-2000 to provide a location for the possible future development of a manufacturing and warehouse facility. The Company engaged the services of a Licensed Site Professional ("LSP") and filed the appropriate notices and reports with the Massachusetts Department of Environmental Protection. Following the determination of the vertical and lateral extent of the contamination and the nature of the soil contamination by the LSP, it was established that the site could be properly remediated by covering the contaminated soil with a one-foot depth of clean soil. This was completed during the second half of 2000. Subsequent soil sampling and laboratory analyses have confirmed that the areas of contamination have been properly remediated. Additional environmental assessment and remediation work at the site is anticipated, the final cost of which is currently uncertain.

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

ITEM 3. LEGAL PROCEEDINGS

      Except as set forth below, the Company is not a party to any legal proceedings other than routine legal proceedings incidental to its business, which, in the opinion of management, are immaterial in amount or are expected to be covered by the Company's insurance carriers.

      The Company has been named a defendant, along with many other companies, in a patent infringement lawsuit brought by the Lemelson Medical, Education and Research Foundation, L.P. The suit asserts that products manufactured, used or sold by the defendants infringe one or more patents related to methods of machine vision or computer image analysis. The action is seeking damages, including enhanced damages for alleged willful infringement and attorney's fees, as well as injunctive relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information set forth under the captions "Summary Quarterly Financial Data," and "Liquidity and Capital Resources" on pages 31 and 29, respectively, of Quaker's 2000 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information set forth under the caption "Selected Financial Data," on page 12 of Quaker's 2000 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information set forth under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 26 to 30 of Quaker's 2000 Annual Report, filed as Exhibit 13 hereto, is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative
  Commodity Instruments

As of December 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company uses excess cash to reduce borrowings under its revolving credit agreement. Occasionally the Company will invest excess cash in short-term Euro dollar deposits or money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value.

Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of issuance of the financial instrument. Further, the Company has cash flow and earnings risk related to borrowings under its Revolving Credit Agreement. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. A ten-percent decrease in year-end 2000 and 1999 market interest rates would not result in a material negative impact to the Company.

The Company is also exposed to currency exchange rate fluctuations related to its operations in Mexico and Brazil. Operations in Mexico are denominated in Mexican pesos, and operations in Brazil are denominated in Brazilian Reals. The Company has not engaged in formal currency hedging activities to date, but does have a limited natural hedge in that Quaker's expenses in Mexico and Brazil are primarily denominated in local currency, and the Company also attempts to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. The Company generally views its investment in foreign subsidiaries with a functional currency other than the Company's reporting currency as long-term. The Company's investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on the Company's net investment in foreign subsidiaries is reflected in the "Other accumulated comprehensive loss" component of shareholders' equity. A ten-percent depreciation in year-end 2000 and 1999 functional currencies, relative to the U.S. dollar, would not result in a material reduction of shareholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions, "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Summary Quarterly Financial Data," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," on pages 13 to 25 and 31 of Quaker's 2000 Annual Report, filed as
Exhibit 13 hereto, is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Form 10-K

(i)   Financial Statements (incorporated by reference, see Item 8)

Consolidated Balance Sheets -December 30, 2000 and January 1, 2000
Consolidated Statements of Income -- For the years ended December 30, 2000,
              January 1, 2000, and January 2, 1999
Consolidated Statements of Comprehensive Income - For the years ended December
              30, 2000, January 1, 2000, and January 2, 1999
ConsolidatedStatements of Changes in Stockholders' Equity -- For the years ended
              December 30, 2000, January 1, 2000, and January 2, 1999 Consolidated Statements of Cash Flows -- For the years ended December 30, 2000,
              January 1, 2000, and January 2, 1999
      Notes to Consolidated Financial Statements
      Report of Independent Public Accountants

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

            10.21 - Equipment Financing Lease Agreement, dated May 5, 1993, between QFR and The CIT Group.(1)

            10.22 - Equipment Financing Lease Agreement, dated June 30, 1993, between QFR and AT&T Commercial Finance Corporation.(1)

            10.23 - Chicago, Illinois Showroom Lease, dated July 1, 1989, between the Company and LaSalle National Bank, Trustee.(1)

            10.24 - Hickory, North Carolina Showroom Lease, dated June 15, 1993, between the Company and Hickory Furniture Mart, Inc.(6)

            10.25 - High Point, North Carolina Showroom Lease, dated November 6, 1991, betCompany and Market Square Limited Partnership.(1)

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

            10.70 Stock Option Agreement, dated as of October 19, 1998, between the Company and Mark R. Hellwig.(8)

            10.71 Lease between ADAP, Inc. and QFR, dated as of December 11, 1998.(8)

            10.72 Purchase and Sale Agreement, dated January 6, 1999, between QFR and Montaup Electric Company.(8)

            10.73 Purchase and Sale Agreement, dated January 22, 1999, between QFR and Jefferson Realty Partnership.(8)

            10.74 Amendment No. 6, dated as of March 26, 1999 to the Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.(8)

            10.75 Amendment No. 1, dated as of March 26, 1999 to the Note Purchase Agreement dated as of October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(8)

            10.76 Purchase and Sale Agreement, dated May, 1999, between QFR and The Center for Child Care and Development, Inc.(9)

            10.77 Tax Increment Financing Agreement, dated May 27, 1999, between the City of Fall River and QFR.(9)

            10.78 Memorandum of Understanding, dated July 1, 1999, between the City of Fall River and QFR.(9)

            10.79 Lease between Frank B. Peters, Jr. and QFR, dated as of June 15, 1999.(9)

            10.80 Amendment No. 7, dated as of September 30, 1999 to the Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.(9)

            10.81 Lease between Hamriyah Free Zone Authority and QFR, dated as of November 28, 1999.(9)

            10.82 Form of change in control agreement, dated December 17, 1999, between the Company and each of its vice presidents.(9)

            10.83 Agreement concerning change in control, dated December 17, 1999, between the Company and its controller.(9)

            10.84 Amendment No. 1 to the Company's Deferred Compensation Plan, dated December 17, 1999.(9)

            10.85 Amendment No. 1 to the Split Dollar Insurance Agreements between QFR and each of its officers.(9)

            10.86 Amendment, dated as of December 17, 1999, to Employment Agreement between the Company and Larry A. Liebenow.(9)

            10.87 1999 Stock Purchase Loan Program and form of related Secured Promissory Note and Stock Pledge Agreement.(9)

            10.88 Amendment No. 2, dated as of December 28, 1999 to the Note Purchase Agreement dated as of October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(9)

            10.89 Software License Agreement, dated December 29, 1999, between QFR as Licensee and Paragon Management Systems, Inc.(9)

            10.90 Mexico City, Mexico Warehouse Lease, dated February 6, 2000, between Quaker Fabric Mexico, S.A. de C.V. and Irene Font Byrom.

            10.91       Amendment to the 1997 Stock Option Plan.

            10.92       Lease between Sayre A. Litchman and QFR, dated June 30,
                        2000.

            13 -        2000 annual report to security holders.
                        Included in this exhibit are those portions of the annual report to security holders which are expressly incorporated by reference in this filing.

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2001.

                                                  QUAKER FABRIC CORPORATION


                                                  By /s/ Larry A. Liebenow
                                                     ---------------------
                                                     Larry A. Liebenow
                                                     Chief Executive Officer,
                                                         President, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                    Date

/s/ Larry A. Liebenow         Chief Executive Officer,        March 27, 2001
---------------------          President,
   (Larry A. Liebenow)         and Director


/s/ Paul J. Kelly             Vice President -- Finance       March 27, 2001
-----------------              (Chief  Financial and
   (Paul J. Kelly)             Accounting Officer)


/s/ Sangwoo Ahn               Chairman of the Board           March 27, 2001
-----------------
   (Sangwoo Ahn)

/s/ Jerry I. Porras           Director                        March 27, 2001
-----------------
   (Jerry I. Porras)

/s/ Eriberto R. Scocimara     Director                        March 27, 2001
-------------------------
   (Eriberto R. Scocimara)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
         SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

To Quaker Fabric Corporation:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Quaker Fabric Corporation and subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 7, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the index in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 7, 2001

                                 SCHEDULE II

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended January 2, 1999, January 1, 2000 and December 30, 2000 (DOLLARS IN THOUSANDS)

                                                                    Net
                                        Balance at    Provisions    Deductions    Balance
                                        Beginning     Charged to    from          at end
Descriptions                            of Period     Operations    Allowances    of Period
Year Ended January 2, 1999
  Bad Debt Reserve                           $905          $779         ($591)       $1,093
  Sales Returns & Allowances Reserve         $574        $6,140       ($5,868)         $846

Year Ended January 1, 2000
  Bad Debt Reserve                         $1,093          $571         ($632)       $1,032
  Sales Returns & Allowances Reserve         $846        $5,020       ($5,143)         $723

Year Ended December 30, 2000
  Bad Debt Reserve                         $1,032          $957          $938        $1,051
  Sales Returns & Allowances Reserve         $723        $4,276        $4,177          $822


                            STATEMENT OF DIFFERENCES
           The trademark symbol shall be expressed as.............'TM'
           The registered trademark symbol shall be expressed as..'r'