Form 10-K/A
period 2000-01-01
QUAKER FABRIC CORP /DE/
filed 2001-04-05
CIK 103341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1

 X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934
          For the fiscal year ended January 1, 2000

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: X NO: ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __
The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 13, 2000 was approximately $65.2 million.
As of March 13, 2000, 15,690,309 shares of Registrant's common stock, par value $0.01 per share were outstanding.

         Documents Incorporated by Reference

           Description of document                     Part of the Form 10-K
           -----------------------                     ---------------------
Portions of the Proxy Statement to be used in      Part III (Item 10 through Item 13)
connection with the Registrant's 2000 Annual                and Part IV
          Meeting of Stockholders.

     1999 Annual Report to Shareholders             Part II (Item 5 through Item 8)

                                EXPLANATORY NOTE

         This Amendment Number 1 on Form 10-K/A amends and restates the Report of Independent Public Accountants on the Financial Statements of the Company, as filed under Item 14 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 by Quaker Fabric Corporation, solely for the purpose of correcting a typographical error in the report of independent public accountants.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K


Exhibit 13 - 1999 annual report to security holders.

                                     Page 25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Quaker Fabric Corporation (a Delaware corporation) and subsidiaries as of January 1, 2000 and January 2, 1999, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker Fabric Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 10, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2001.

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

                 Signature                                     Title                               Date

/s/ Larry A. Liebenow                        Chief Executive Officer, President,               April 3, 2001
---------------------                         and Director
        (Larry A. Liebenow)

/s/ Paul J. Kelly                            Vice President -- Finance (Chief                  April 3, 2001
-----------------                             Financial and Accounting Officer)
        (Paul J. Kelly)

/s/ Sangwoo Ahn                              Chairman of the Board                             April 3, 2001
---------------
        (Sangwoo Ahn)

/s/ Jerry I. Porras                          Director                                          April 3, 2001
-------------------
        (Jerry I. Porras)

/s/ Eriberto R. Scocimara                    Director                                          April 3, 2001
-------------------------
        (Eriberto R. Scocimara)
