Form 10-Q
period 2001-03-31
QUAKER FABRIC CORP /DE/
filed 2001-04-27
CIK 103341

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

For the quarterly period ended March 31, 2001
                                       OR

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

         As of April 26, 2001, 15,728,032 shares of Registrant's Common Stock, $0.01 par value, were outstanding.
-----------------------------------------------------------------------------

        PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       March 31,       December 30,
                                                                                          2001            2000
                                                                                   ---------------   --------------
                                                                                     (Unaudited)        (Audited)
ASSETS
Current assets:
        Cash                                                                         $      560     $      440
        Accounts receivable, less reserves of $1,811 and $1,873 at
          March 31, 2001 and December 30, 2000, respectively                             44,892         42,735
        Inventories                                                                      46,255         43,831
        Prepaid and refundable income taxes                                               1,948          2,977
        Production supplies                                                               1,241          1,875
        Prepaid expenses and other current assets                                         4,240          4,407
                                                                                     -----------     ----------
                Total current assets                                                     99,136         96,265
Property, plant and equipment, net                                                      140,329        141,929
Other assets:
        Goodwill, net                                                                     5,577          5,625
        Deferred financing costs, net                                                       220            238
        Other assets                                                                      1,877          1,979
                                                                                     -----------     ----------
                Total assets                                                         $  247,139     $  246,036
                                                                                     ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

        Current portion of capital lease obligations                                $     1,795     $    1,975
        Accounts payable                                                                 16,343         18,761
        Accrued expenses                                                                 10,033          8,991
                                                                                     -----------     ----------
                Total current liabilities                                                28,171         29,727
Long-term debt, less current portion                                                     51,500         52,700
Capital lease obligations, less current portion                                             628            697
Deferred income taxes                                                                    23,241         22,400
Other long-term liabilities                                                               2,188          2,179
Redeemable preferred stock:
        Series A convertible, $0.01 par value per share, liquidation preference
          $1,000 per share, 50,000 shares authorized, none issued                         --             --
Stockholders' equity:
        Common stock, $0.01 par value per share, 40,000,000 shares authorized;
          15,722,610 and 15,716,629 shares issued and outstanding as of
          March 31, 2001 and December 30, 2000, respectively                                157            157
        Additional paid-in capital                                                       83,722         83,696
        Retained earnings                                                                58,933         55,860
        Other accumulated comprehensive loss                                             (1,401)        (1,380)
                                                                                     -----------     ----------
                Total stockholders' equity                                              141,411        138,333
                                                                                     -----------     ----------
                Total liabilities and stockholders' equity                          $   247,139     $  246,036
                                                                                     ===========     ==========


 The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                             Three Months Ended
                                                                     ----------------------------------
                                                                         March 31,           April 1,
                                                                            2001               2000
                                                                     -------------------  -------------
                                                                         (Unaudited)

Net sales                                                            $    79,836           $  75,237
Cost of products sold                                                     62,517              58,930
                                                                     ------------          ---------
Gross margin                                                              17,319              16,307
Selling, general and administrative expenses                              11,496              11,620
                                                                     ------------           --------
Operating income                                                           5,823               4,687
Other expenses:
  Interest expense                                                         1,017               1,261
  Other, net                                                                   4                   7
                                                                     ------------          ---------
Income before provision for income taxes                                   4,802               3,419
Provision for income taxes                                                 1,729               1,197
                                                                     ------------          ---------
Net income                                                           $     3,073           $   2,222
                                                                     ============          =========
Earnings per common share - basic (Note 1)                           $      0.20           $    0.14
                                                                     ============          =========
Earnings per common share - diluted (Note 1)                         $      0.19           $    0.14
                                                                     ============          =========
Weighted average shares outstanding - basic (Note 1)                      15,724              15,690
                                                                     ============          =========
Weighted average shares outstanding  - diluted (Note 1)                   16,333              16,107
                                                                     ============          =========
           ---------------------------------------------------------------


                     QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (In thousands)

                                                                            Three Months Ended
                                                               --------------------------------------------
                                                                   March 31,                 April 1,
                                                                      2001                     2000
                                                               -------------------      -------------------
                                                                  (Unaudited)

Net income                                                       $   3,073                  $   2,222
Foreign currency translation adjustment                                  4                         61
Derivative instrument adjustment                                       (25)                        --
                                                                ----------                  ---------
Comprehensive income                                             $   3,052                  $   2,283
                                                               ===========                  =========


The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Three Months Ended
                                                ----------------------------------------
                                                     March 31,                 April 1,
                                                       2001                     2000
                                                 --------------              -----------
                                                    (Unaudited)
Cash flows from operating activities:

  Net income                                            $  3,073                   $  2,222
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                        3,649                      3,521
      Deferred income taxes                                  841                        411
      Changes in operating assets and liabilities:
            Accounts receivable (net)                     (2,157)                      (758)
            Inventories                                   (2,424)                    (1,005)
            Prepaid expenses and other assets              1,932                        524
            Accounts payable and accrued expenses         (1,376)                    (3,259)
            Other long-term liabilities                        9                        (16)
                                                          --------                 --------
                Net cash provided by operating activities  3,547                      1,640
                                                          --------                 --------
Cash flows from investing activities:

  Purchase of property, plant and equipment               (1,983)                    (3,497)
                                                          --------                 --------
                Net cash used for investing activities    (1,983)                    (3,497)
                                                          --------                 --------

Cash flows from financing activities:

  Repayments of capital lease obligations                   (249)                      (251)
  Change in revolving credit facility                     (1,200)                     2,200
  Repayments of long-term debt                                --                        (18)
  Proceeds from exercise of common stock options and
    issuance of shares under the employee stock
    purchase plan                                             26                         30
  Capitalization of financing costs                           --                        (20)
                                                          --------                 --------
                Net cash provided by (used in)
                financing activities                      (1,423)                     1,941
                                                          --------                 --------
Effect of exchange rates on cash                             (21)                        61
                                                          --------                 --------
Net increase in cash                                         120                        145
Cash, beginning of period                                    440                        332
                                                          --------                 --------
Cash, end of period                                       $  560                   $    477
                                                          ========                 ========

The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


Note 1 - BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (the "Company") as of March 31, 2001 and December 30, 2000 and the results of their operations and cash flows for the three months ended March 31, 2001 and April 1, 2000. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.


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


                                                                  Three Months Ended
                                                                 ---------------------
                                                                  Mar. 31,      Apr.1,
                                                                   2001          2000
                                                                   ----          ----
                                                                     (In thousands)
Weighted average common shares outstanding                         15,724        15,690
Dilutive potential common shares                                      609           417
                                                                  -------       -------
Weighted average common shares outstanding
     and dilutive potential common shares                          16,333        16,107
                                                                   ======        ======
Antidilutive options                                                  865         1,058
                                                                   ======        ======


Note 2 - COMPREHENSIVE INCOME

          SFAS No. 130, "Reporting Comprehensive Income," requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized.

Accordingly, the accompanying consolidated financial statements include a Statement of Comprehensive Income, which encompasses net income and foreign currency translation adjustments.


Note 3 - INVENTORIES

          Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.


          Inventories at March 31, 2001 and December 30, 2000 consisted of the following:



                                                      March 31,         December 30,
                                                        2001               2000
                                                       -------            -------

         Raw materials                                $ 20,598           $ 21,689
         Work in process                                 9,812              8,641
         Finished goods                                 15,723             13,379
                                                       -------            -------
               Inventory at FIFO                        46,133             43,709
         LIFO reserve                                      122                122
                                                     ---------            -------
             Inventory at LIFO                        $ 46,255           $ 43,831
                                                     =========            =======



Note 3 - SEGMENT REPORTING

         The Company operates as a single business segment consisting of sales of two products, upholstery fabric and specialty yarns. Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

         Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                                                         Three Months Ended
                                                                         ------------------
                                                                        Mar. 31,      Apr. 1,
                                                                          2001          2000
                                                                          ----          ----

North America (excluding USA)                                          $ 6,377       $ 5,848
Middle East                                                              1,257           640
South America                                                              687           323
Europe                                                                   1,136         1,313
All Other                                                                  884         1,167
                                                                      --------      --------
                                                                       $10,341      $  9,291
                                                                       =======      ========

         Gross sales by product category are as follows:

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                Mar 31,      Apr. 1,
                                                                                 2001         2000
                                                                                 ----         ----

Fabric                                                                          $76,024      $69,507
Yarn                                                                              4,681        6,490
                                                                               --------      -------
                                                                                $80,705      $75,997
                                                                               ========      =======



Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS

          In Fiscal 2000, the Company adopted Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). At adoption, EITF 00-10 required the Company to classify amounts billed to a customer in a sales transaction related to shipping and handling as revenues and classify similar costs in a sales transaction as cost of goods sold. The net effect of the adoption of EITF 00-10 resulted in the Company reclassifying net shipping costs from "selling, general and administrative" expenses to "net sales" and "cost of products sold" within the consolidated statement of income.

          In December 1999, the Securities Exchange Commission (SEC) staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material affect on the Company's consolidated financial results.

          In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," the Company has adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" (collectively, SFAS 133 as amended), effective December 31, 2000. SFAS 133 as amended requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS 133 as amended provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of "other comprehensive income" and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The effect of adopting SFAS No. 133 in the first quarter of 2001 resulted in a $25 thousand loss to "Other Comprehensive Income."

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2000" ended December 30, 2000 and "Fiscal 2001" will end December 29, 2001. The first three months of Fiscal 2000 and Fiscal 2001 ended April 1, 2000 and March 31, 2001, respectively.


Results of Operations - Quarterly Comparison

          Net sales for the first quarter of 2001 increased $4.6 million or 6.1%, to $79.8 million from $75.2 million for the first quarter of 2000. The average gross sales price per yard increased 8.4%, to $5.55 for the first quarter of 2001 from $5.12 for the first quarter of 2000. This increase was principally due to an increase in the average selling price of middle to better-end fabrics. The gross volume of fabric sold increased 0.8%, to 13.7 million yards for the first quarter of 2001 from 13.6 million yards for the first quarter of 2000. The Company sold 0.8% fewer yards of middle to better-end fabrics and 5.8% more yards of promotional-end fabrics in the first quarter of 2001 than in the first quarter of 2000. The average gross sales price per yard of middle to better-end fabrics increased by 8.9%, to $6.10 in the first quarter of 2001 as compared to $5.60 in the first quarter of 2000. The average gross sales price per yard of promotional-end fabric increased by 9.5%, to $3.93 in the first quarter of 2001 as compared to $3.59 in the first quarter of 2000.

          Gross fabric sales within the United States increased 9.1%, to $65.7 million in the first quarter of 2001 from $60.2 million in the first quarter of 2000. Foreign and Export sales increased 11.3%, to $10.3 million in the first quarter of 2001 from $9.3 million in the first quarter of 2000. Gross yarn sales decreased 27.9%, to $4.7 million in the first quarter of 2001 from $6.5 million in the same period of 2000.

          The gross margin percentage was 21.7% for the first quarters of both 2001 and 2000. Notwithstanding higher sales in the first quarter of 2001 compared to the first quarter of 2000, the gross margin percentage remained constant primarily due to higher fixed costs including rising energy costs in the first quarter of 2001, and modest raw material price increases in the first quarter of 2001.

          Selling, general and administrative expenses decreased to $11.5 million for the first quarter of 2001 from $11.6 million for the first quarter of 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 14.4% in the first quarter of 2001 from 15.4% in the first quarter of 2000. The decrease in selling, general and administrative expenses was primarily due to a decrease in fabric sampling expenses, while the decrease as a percentage of net sales is attributable to the allocation of fixed costs over a higher sales base.

          Interest expense was approximately $1.0 million for the first quarter of 2001 and $1.3 million for the first quarter of 2000. Lower average levels of senior debt and lower rates of interest were the primary reasons.

          The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 36.0% for the first quarter of 2001 and 35.0% for the first quarter of 2000. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to the foreign sales corporation tax benefit at the federal level and investment tax credits at the state level.

          Net income for the first quarter of 2001 increased to $3.1 million, or $0.19 per common share-diluted, from $2.2 million or $0.14 per common share-diluted, for the first quarter of 2000. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.


Liquidity and Capital Resources

          The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, introduce new technologies to broaden and differentiate the Company's products and improve the Company's quality and productivity performance, (ii) an increase in the Company's working capital needs related to its sales growth, and (iii) investment in the Company's IT systems.

          Capital expenditures in the first three months of 2000 and 2001 were $3.5 million and $2.0 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures will total approximately $12.0 million in 2001, consisting of approximately $7.0 million for new production equipment to expand finishing capacity and support the Company's marketing, productivity, quality, service and financial objectives. Management believes that operating income and borrowing under the Credit Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

          The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997. The Senior Notes bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007. For a discussion of the Senior Notes, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

          The Company also has a $70.0 million Credit Agreement with a bank which expires December 31, 2002 (the Credit Agreement). As of March 31, 2001, the Company had $6.5 million outstanding under the Credit Agreement and unused availability of $63.4 million net of an outstanding letter of credit of approximately $100 thousand. For a discussion of the "Credit Agreement," see
Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative
 Commodity Instruments

          The Company purchases foreign exchange contracts as a cash flow hedge of the forecasted purchase of equipment. Under the disclosure rules of SFAS No. 133, the Company has evaluated the contracts and recorded a $25 thousand loss to "Other Comprehensive Income" and a current liability for the same amount. Because of the size of the contracts and their short term nature, the Company believes that changes in their fair market value would not have a material adverse effect on the Company's operations and financial performance.

          The Company uses excess cash to reduce borrowings under its revolving credit agreement. Occasionally the Company will invest excess cash in short-term Euro dollar deposits or money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value.


Primary Market Risk Exposures

          The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of issuance of the financial instrument. Further, the Company has cash flow and earnings risk related to borrowings under its Revolving Credit Agreement. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. A ten-percent decrease in period-end 2001 and 2000 market interest rates would not result in a material negative impact to the Company.

          The Company is also exposed to currency exchange rate fluctuations related to its operations in Mexico and Brazil. Operations in Mexico are denominated in Mexican pesos, and operations in Brazil are denominated in Brazilian Reals. The Company has not engaged in formal currency hedging activities to date, but does have a limited natural hedge in that Quaker's expenses in Mexico and Brazil are primarily denominated in local currency, and the Company also attempts to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. The Company generally views its investment in foreign subsidiaries with a functional currency other than the Company's reporting currency as long-term. The Company's investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on the Company's net investment in foreign subsidiaries is reflected in the "Other accumulated comprehensive loss" component of shareholder' equity. A ten-percent depreciation in the functional currencies, relative to the U.S. dollar, would not result in a material reduction of shareholders' equity in 2001 or 2000.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

                   (A) Exhibits

                           NONE

                   (B) There were no  reports on Form 8K filed  during the three months ended March 31, 2001.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            QUAKER FABRIC CORPORATION




Date: April 26, 2001                   By:     /s/  Paul J. Kelly
      ---------------------------             -----------------------------
                                                    Paul J. Kelly
                                                    Vice President - Finance
                                                    and Treasurer