Form 10-Q
period 2001-06-30
QUAKER FABRIC CORP /DE/
filed 2001-08-02
CIK 103341

 -----------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

     As of August 1, 2001, 15,735,482 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

 -----------------------------------------------------------------------------

         PART I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                            June 30,           December 30,
                                                                                              2001                 2000
                                                                                         ----------------    -----------------
                                                                                           (Unaudited)          (Audited)
ASSETS
Current assets:
         Cash                                                                               $      738        $      440
         Accounts receivable, less reserves of $2,039 and $1,873 at
           June 30, 2001 and December 30, 2000, respectively                                    48,068            42,735
         Inventories                                                                            45,599            43,831
         Prepaid and refundable income taxes                                                     1,950             2,977
         Production supplies                                                                     1,658             1,875
         Prepaid expenses and other current assets                                               5,627             4,407
                                                                                             ----------        ----------
                  Total current assets                                                         103,640            96,265
Property, plant and equipment, net                                                             141,247           141,929
Other assets:
         Goodwill, net                                                                           5,529             5,625
         Deferred financing costs, net                                                             202               238
         Other assets                                                                            1,836             1,979
                                                                                             ----------        ----------
                  Total assets                                                              $  252,454        $  246,036
                                                                                             ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion of capital lease obligations                                       $      466        $    1,975
         Accounts payable                                                                       17,929            18,761
         Accrued expenses                                                                        7,578             8,991
                                                                                             ----------        ----------
                  Total current liabilities                                                     25,973            29,727
Long-term debt, less current portion                                                            55,000            52,700
Capital lease obligations, less current portion                                                    558               697
Deferred income taxes                                                                           24,124            22,400
Other long-term liabilities                                                                      2,108             2,179
Redeemable preferred stock:
         Series A convertible, $0.01 par value per share, liquidation preference
           $1,000 per share, 50,000 shares authorized, none issued                                --                --
Stockholders' equity:
         Common stock, $0.01 par value per share, 40,000,000 shares authorized;
           15,734,882 and 15,716,629 shares issued and outstanding as of
           June 30, 2001 and December 30, 2000, respectively                                       157               157
         Additional paid-in capital                                                             83,792            83,696
         Retained earnings                                                                      62,012            55,860
         Other accumulated comprehensive loss                                                   (1,270)           (1,380)
                                                                                             ----------        ----------
                  Total stockholders' equity                                                   144,691           138,333
                                                                                             ----------        ----------
                  Total liabilities and stockholders' equity                                $  252,454        $  246,036
                                                                                             ==========        ==========

              The accompanying notes are an integral part of these
                      consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                                Three Months Ended                  Six Months Ended
                                                          -------------------------------    -------------------------------
                                                          June 30,              July 1,       June 30,              July 1,
                                                            2001                 2000          2001                  2000
                                                          --------              --------     --------              -------
                                                                    (Unaudited)                        (Unaudited)
Net sales                                                  $84,637               $80,487      $164,473              $155,724
Cost of products sold                                       66,852                61,417       129,369               120,347
                                                           -------               -------      --------              --------
Gross margin                                                17,785                19,070        35,104                35,377
Selling, general and administrative expenses                11,922                11,836        23,418                23,456
                                                           -------               -------      --------              --------
Operating income                                             5,863                 7,234        11,686                11,921
Other expenses:
  Interest expense                                           1,041                 1,288         2,058                 2,549
  Other, net                                                    11                     6            15                    13
                                                           -------               -------      --------              --------
Income before provision for income taxes                     4,811                 5,940         9,613                 9,359
Provision for income taxes                                   1,732                 2,079         3,461                 3,276
                                                           -------               -------      --------              --------
Net income                                                 $ 3,079               $ 3,861      $  6,152              $  6,083
                                                           =======               =======      ========              ========

Earnings per common share - basic (Note 1)                 $  0.20               $  0.25      $   0.39              $   0.39
                                                           =======               =======      ========              ========

Earnings per common share - diluted (Note 1)               $  0.19               $  0.24      $   0.38              $   0.38
                                                           =======               =======      ========              ========

Weighted average shares outstanding - basic (Note 1)        15,733                15,701        15,729                15,696
                                                           =======               =======      ========              ========

Weighted average shares outstanding - diluted (Note 1)      16,588                16,151        16,328                16,128
                                                           =======               =======      ========              ========






                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                                Three Months Ended                  Six Months Ended
                                                          -------------------------------    -------------------------------
                                                          June 30,              July 1,       June 30,              July 1,
                                                            2001                 2000          2001                  2000
                                                          --------              --------     --------              -------
                                                                    (Unaudited)                        (Unaudited)
Net income                                                  $3,079                $3,861        $6,152                $6,083
Foreign currency translation adjustment                        115                  (157)          119                   (96)
Derivative instrument adjustment                                16                  --              (9)                 --
                                                            ------                ------        ------                ------
Comprehensive income                                        $3,210                $3,704        $6,262                $5,987
                                                            ======                ======        ======                ======

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                 Six Months Ended
                                                                           ---------------------------
                                                                            June 30,         July 1,
                                                                              2001            2000
                                                                           ---------       -----------
                                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                                                 $ 6,152         $ 6,083
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                            7,470           7,243
      Deferred income taxes                                                    1,724             934
      Changes in operating assets and liabilities:
           Accounts receivable (net)                                          (5,333)         (2,394)
           Inventories                                                        (1,768)         (2,713)
           Prepaid expenses and other assets                                     167             227
           Accounts payable and accrued expenses                              (2,245)         (1,206)
           Other long-term liabilities                                           (71)              8
                                                                             -------         -------
               Net cash provided by operating activities                       6,096           8,182
                                                                             -------         -------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                   (6,656)         (7,215)
                                                                             -------         -------
               Net cash used for investing activities                         (6,656)         (7,215)
                                                                             -------         -------

Cash flows from financing activities:
  Repayments of capital lease obligations                                     (1,648)           (505)
  Change in revolving credit facility                                          2,300            (200)
  Repayments of long-term debt                                                  --               (34)
  Proceeds from exercise of common stock options and
    issuance of shares under the employee stock purchase plan                     96              75
  Capitalization of financing costs                                             --               (20)
                                                                             -------         -------
               Net cash provided by (used in) financing activities               748            (684)
                                                                             -------         -------
Effect of exchange rates on cash                                                 110             (96)
                                                                             -------         -------
Net increase in cash                                                             298             187
Cash, beginning of period                                                        440             332
                                                                             -------         -------
Cash, end of period                                                          $   738         $   519
                                                                             =======         =======



              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


Note 1 - BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (Company) as of June 30, 2001 and December 30, 2000 and the results of their operations and cash flows for the six months ended June 30, 2001 and July 1, 2000. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.


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


                                           Three Months Ended        Six Months Ended
                                           -------------------      ------------------
                                            June 30,  July 1,       June 30,  July 1,
                                              2001     2000           2001     2000
                                              ----     ----           ----     ----
                                                       (In thousands)

Weighted average common shares outstanding   15,733   15,701         15,729   15,696
Dilutive potential common shares                855      450            599      432
                                             ------   ------         ------   ------
Weighted average common shares outstanding
     and dilutive potential common shares    16,588   16,151         16,328   16,128
                                             ======   ======         ======   ======
Antidilutive options                            591    1,193            705    1,308
                                             ======   ======         ======   ======


Note 2 - INVENTORIES

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

         Inventories at June 30, 2001 and December 30, 2000 consisted of the following:

                                    June 30,         December 30,
                                     2001               2000
                                     ----               ----

         Raw materials             $21,555             $21,749
         Work in process             8,916               8,641
         Finished goods             15,128              13,441
                                   -------             -------
                                   $45,599             $43,831
                                   =======             =======



Note 3 - SEGMENT REPORTING

         The Company operates as a single business segment consisting of sales of two products, upholstery fabric and specialty yarns. Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

         Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:


                                   Three Months Ended      Six Months Ended
                                 ---------------------    ------------------
                                  June 30,     July 1,    June 30,    July 1,
                                    2001        2000        2001       2000
                                    ----        ----        ----       ----
                                                  (In thousands)

North America (excluding USA)     $ 7,520     $ 6,303     $13,897     $12,151
Middle East                           784       1,155       2,041       1,795
South America                       1,107         319       1,794         642
Europe                              1,204       1,501       2,340       2,814
All Other                             976       1,487       1,860       2,654
                                  -------     -------     -------     -------
                                  $11,591     $10,765     $21,932     $20,056
                                  =======     =======     =======     =======

Gross sales by product category are as follows:

                            Three Months Ended              Six Months Ended
                         -----------------------        ------------------------
                         June 30,        July 1,        June 30,         July 1,
                           2001           2000           2001             2000
                           ----           ----           ----             ----
                                          (In thousands)

Fabric                   $78,004        $74,839         $154,028        $144,346
Yarn                       7,609          6,519           12,290          13,009
                         -------        -------         --------        --------
                         $85,613        $81,358         $166,318        $157,355
                         =======        =======         ========        ========


Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         In Fiscal 2000, the Company adopted Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). At adoption, EITF 00-10 required the Company to classify amounts billed to a customer in a sales transaction related to shipping and handling as revenues and to classify similar costs in a sales transaction as cost of goods sold. The net effect of the adoption of EITF 00-10 resulted in the Company reclassifying net shipping costs from "selling, general and administrative" expenses to "net sales" and "cost of products sold" within the consolidated statements of income.

         In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company has adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" (collectively, SFAS 133 as amended), effective December 31, 2000. During the second quarter of 2001, the Company adopted a formal policy of hedging a portion of its Mexican and Brazilian currency exposures. The effect of this hedging activity was not material.


Note 5 - SUBSEQUENT EVENT

         Subsequent to July 1, 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were estimated to be approximately $800. As a result, a non-recurring, pre-tax charge of approximately $800 ($500 after-tax or $0.03 per diluted share) will be recorded in the third quarter of Fiscal 2001.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2000" ended December 30, 2000 and "Fiscal 2001" will end December 29, 2001. The first six months of Fiscal 2000 and Fiscal 2001 ended July 1, 2000 and June 30, 2001, respectively.


Results of Operations - Quarterly Comparison

         Net sales for the second quarter of 2001 increased $4.1 million or 5.2%, to $84.6 million from $80.5 million for the second quarter of 2000. The average gross sales price per yard increased 4.4%, to $5.46 for the second quarter of 2001 from $5.23 for the second quarter of 2000. This increase was principally due to an increase in the average selling price of fabric. The gross volume of fabric sold remained constant at 14.3 million yards for the second quarters of both 2001 and 2000. The Company sold 3.9% fewer yards of middle to better-end fabrics and 10.2% more yards of promotional-end fabrics in the second quarter of 2001 than in the second quarter of 2000. The average gross sales price per yard of middle to better-end fabrics increased by 5.6%, to $6.07 in the second quarter of 2001 as compared to $5.75 in the second quarter of 2000. The average gross sales price per yard of promotional-end fabric increased by 6.0%, to $3.91 in the second quarter of 2001 as compared to $3.69 in the second quarter of 2000.

         Gross fabric sales within the United States increased 3.7%, to $66.4 million in the second quarter of 2001 from $64.1 million in the second quarter of 2000. Foreign and Export sales increased 7.7%, to $11.6 million in the second quarter of 2001 from $10.8 million in the second quarter of 2000. Gross yarn sales increased 16.7%, to $7.6 million in the second quarter of 2001 from $6.5 million in the same period of 2000.

         The gross margin percentage for the second quarter of 2001 decreased to 21.0%, as compared to 23.7% for the second quarter of 2000. The decrease was primarily due to increased energy and raw material costs. Also, as a consequence of current uncertain market conditions in the furniture industry, our customers have changed their purchasing habits in terms of both the size and frequency of their orders. As a result, the Company's operating efficiencies have been negatively affected by the need to produce a higher number of smaller customer orders.

         Selling, general and administrative expenses increased to $11.9 million for the second quarter of 2001 from $11.8 million for the second quarter of 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 14.1% in the second quarter of 2001 from 14.7% in the second quarter of 2000. The net increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales and increased costs associated with foreign sales operations, offset by lower sampling costs.

         Interest expense decreased to $1.0 million for the second quarter of 2001 from $1.3 million for the second quarter of 2000. Lower average levels of senior debt and lower rates of interest were the primary reasons for the decrease.

         The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 36.0% for the second quarter of 2001 and 35.0% for the second quarter of 2000. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         Net income for the second quarter of 2001 decreased to $3.1 million, or $0.19 per common share-diluted, from $3.9 million or $0.24 per common share-diluted for the second quarter of 2000. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.


Results of Operations - Six-month Comparison

         Net sales for the first half of 2001 increased $8.8 million or 5.6%, to $164.5 million from $155.7 million for the first half of 2000. The average gross sales price per yard increased 6.6%, to $5.51 for the first half of 2001 from $5.17 for the first half of 2000. This increase was principally due to an increase in the average selling price of fabric. The gross volume of fabric sold increased 0.2%, to 28.0 million yards for the first half of 2001 from 27.9 million yards for the first half of 2000. The Company sold 2.4% fewer yards of middle to better-end fabrics and 8.2% more yards of promotional-end fabrics in the first half of 2001 than in the first half of 2000. The average gross sales price per yard of middle to better-end fabrics increased by 7.2%, to $6.09 in the first half of 2001 as compared to $5.68 in the first half of 2000. The average gross sales price per yard of promotional-end fabric increased by 7.4%, to $3.92 in the first half of 2001 as compared to $3.65 in the first half of 2000.

         Gross fabric sales within the United States increased 6.3%, to $132.1 million in the first half of 2001 from $124.3 million in the first half of 2000. Foreign and Export sales increased 9.4%, to $21.9 million in the first half of 2001 from $20.1 million in the first half of 2000. Gross yarn sales decreased 5.5%, to $12.3 million in the first half of 2001 from $13.0 million in the same period of 2000.

         The gross margin percentage for the first half of 2001 decreased to 21.3%, as compared to 22.7% for the first half of 2000. The decrease was primarily due to increased energy and raw material costs. Also, as a consequence of current uncertain market conditions in the furniture industry, our customers have changed their purchasing habits in terms of both the size and frequency of their orders. As a result, the Company's operating efficiencies have been negatively affected by the need to produce a higher number of smaller customer orders.

         Selling, general and administrative expenses decreased to $23.4 million for the first half of 2001 from $23.5 million for the first half of 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 14.2% in the first half of 2001 from 15.1% in the first half of 2000. The net increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales and increased costs associated with foreign sales operations, offset by lower sampling costs.

         Interest expense decreased to $2.1 million for the first half of 2001 from $2.5 million for the first half of 2000. Lower average levels of senior debt and lower rates of interest were the primary reasons for the decrease.

         The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 36.0% for the first half of 2001 and 35.0% for the first half of 2000. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         Net income for the first half of 2001 increased to $6.2 million, or $0.38 per common share-diluted, from $6.1 million or $0.38 per common share-diluted, for the first half of 2000. For a discussion of "Earnings Per Share," see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.


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

         Capital expenditures in the first six months of 2000 and 2001 were $7.2 million and $6.7 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management has increased its capital spending plan for Fiscal 2001 by approximately $9.0 million and as a result, now anticipates that total capital expenditures during Fiscal 2001 will approximate $21.0 million. The increase of $9.0 million consists of the purchase price of additional weaving and yarn manufacturing equipment to expand capacity and the cost of acquiring an additional manufacturing facility to house this machinery. The remaining $12.0 million reflects the cost of new production equipment to expand the Company's finishing capacity and support the Company's marketing, productivity, quality, service and financial objectives. Management believes that operating income and borrowings under the Credit Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

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

         The Company also has a $70.0 million Credit Agreement with a bank which expires December 31, 2002 (the Credit Agreement). As of June 30, 2001, the Company had $10.0 million outstanding under the Credit Agreement and unused availability of $59.9 million net of an outstanding letter of credit of approximately $100 thousand. For a discussion of the "Credit Agreement," see
Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

Quantitative and Qualitative Disclosures about Market Risk
                                     (In thousands)

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

         The Company purchases foreign exchange contracts as a cash flow hedge in connection with the forecasted purchase of equipment. Under the disclosure rules of SFAS No. 133, the Company has evaluated the contracts and recorded a $9 net loss to "Other Comprehensive Income" and a current liability for the same amount. Because of the size of the contracts and their short term nature, the Company believes that changes in their fair market value would not have a material adverse effect on the Company's operations and financial performance.

         The Company uses excess cash to reduce borrowings under its Credit Agreement. Occasionally the Company will invest excess cash in short-term Euro dollar deposits or money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value.


Primary Market Risk Exposures

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's long-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of issuance of the financial instrument. Further, the Company has cash flow and earnings risk related to borrowings under its Credit Agreement. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. A ten-percent change in period-end 2001 and 2000 market interest rates would not result in a material impact to the Company.

         The Company is also exposed to currency exchange rate fluctuations related to its operations in Mexico and Brazil. Operations in Mexico are denominated in Mexican Pesos, and operations in Brazil are denominated in Brazilian Reals. The Company had not engaged in formal currency hedging activities related to these operations prior to April 2001. In May 2001, the Company adopted a policy of hedging a portion of its Mexican Peso and Brazilian Real currency exposures. In addition, the Company has a limited natural hedge in that the Company's expenses in Mexico and Brazil are primarily denominated in the local currencies of those two countries. The Company also attempts to minimize exchange rate risk by converting non-U.S. currency to U.S. dollars as often as practicable. The Company generally views its investments in foreign subsidiaries with a functional currency other than the Company's reporting currency as long-term. The Company's investments in foreign subsidiaries are sensitive to fluctuations in foreign currency exchange rates. The effect of a change in foreign exchange rates on the Company's net investment in foreign subsidiaries is reflected in the "Other accumulated comprehensive loss" component of shareholder' equity. A ten-percent depreciation in the functional currencies, relative to the U.S. dollar, would not result in a material reduction of shareholders' equity in 2001 or 2000.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

         On May 17, 2001, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified and the appointment of the Company's outside auditors for the year ended December 29, 2001 was ratified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:


                                                              Withheld/       Broker
                                    For            Against    Abstained     Non-votes
                                    ----------     -------    ---------     ---------

Election of directors:
       Sangwoo Ahn                  14,075,123      N/A         29,369        --
       Larry A. Liebenow            13,525,978      N/A        578,513        --
       Jerry I. Porras              14,075,373      N/A         29,119        --
       Eriberto R. Scocimara        14,075,373      N/A         29,119        --

Ratification of auditors            14,044,108      39,789      20,594



Item 6.   Exhibits and Reports on Form 8-K

                   (A) Exhibits

                           None

                   (B) There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       QUAKER FABRIC CORPORATION




Date:  August 1, 2001                  By:     /s/   Paul J. Kelly
       ---------------------                ---------------------------------
                                            Paul J. Kelly
                                            Vice President - Finance
                                            and Treasurer