Form 10-Q
period 2001-09-29
QUAKER FABRIC CORP /DE/
filed 2001-10-31
CIK 103341

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

For the quarterly period ended September 29, 2001
                                               OR

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

As of October 30, 2001, 15,818,464 shares of Registrant's Common Stock, $0.01 par value, were outstanding.


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                        September 29,      December 30,
                                                                                            2001               2000
                                                                                        (Unaudited)         (Audited)
                                                                                        ------------       -----------
ASSETS
Current assets:
         Cash                                                                             $    495           $    440
         Accounts receivable, less reserves of $2,430 and $1,873 at
           September 29, 2001 and December 30, 2000, respectively                           50,476             42,735
         Inventories                                                                        48,586             43,831
         Prepaid and refundable income taxes                                                 1,970              2,977
         Production supplies                                                                 1,327              1,875
         Prepaid expenses and other current assets                                           5,447              4,407
                                                                                          --------           --------
                  Total current assets                                                     108,301             96,265
Property, plant and equipment, net                                                         145,065            141,929
Other assets:
         Goodwill, net                                                                       5,481              5,625
         Deferred financing costs, net                                                         184                238
         Other assets                                                                        1,810              1,979
                                                                                          --------           --------
                  Total assets                                                            $260,841           $246,036
                                                                                          --------           --------
                                                                                          --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion of capital lease obligations                                     $    442           $  1,975
         Accounts payable                                                                   21,734             18,761
         Accrued expenses                                                                    8,996              8,991
                                                                                          --------           --------
                  Total current liabilities                                                 31,172             29,727
Long-term debt, less current portion                                                        57,600             52,700
Capital lease obligations, less current portion                                                488                697
Deferred income taxes                                                                       24,135             22,400
Other long-term liabilities                                                                  2,115              2,179
Redeemable preferred stock:
         Series A convertible, $0.01 par value per share, liquidation preference
           $1,000 per share, 50,000 shares authorized, none issued                             --                --
Stockholders' equity:
         Common stock, $0.01 par value per share, 40,000,000 shares authorized;
           15,818,464 and 15,716,629 shares issued and outstanding as of
           September 29, 2001 and December 30, 2000, respectively                              158                157
         Additional paid-in capital                                                         84,190             83,696
         Retained earnings                                                                  62,343             55,860
         Other accumulated comprehensive loss                                               (1,360)            (1,380)
                                                                                          --------           --------
                  Total stockholders' equity                                               145,331            138,333
                                                                                          --------           --------
                  Total liabilities and stockholders' equity                              $260,841           $246,036
                                                                                          --------           --------
                                                                                          --------           --------



              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                 Three Months Ended                  Nine Months Ended
                                                                 ------------------                  -----------------
                                                            September 29,   September 30,      September 29,   September 30,
                                                                2001            2000               2001            2000
                                                                ----            ----               ----            ----
                                                                    (Unaudited)                       (Unaudited)
Net sales                                                         $76,376         $68,790           $240,849        $224,514
Cost of products sold                                              61,163          53,940            190,532         174,287
                                                                  -------         -------           --------        --------
Gross margin                                                       15,213          14,850             50,317          50,227
Selling, general and administrative expenses                       12,893          10,704             36,311          34,160
Non-recurring charge (Note 5)                                         800             --                 800             --
                                                                  -------         -------           --------        --------
Operating income                                                    1,520           4,146             13,206          16,067
Other expenses:
  Interest expense                                                  1,004           1,167              3,062           3,716
  Other expense (income), net                                          (1)             (9)                14               4
                                                                  -------         -------           --------        --------
Income before provision for income taxes                              517           2,988             10,130          12,347
Provision for income taxes                                            186           1,046              3,647           4,322
                                                                  -------         -------           --------        --------
Net income                                                        $   331         $ 1,942           $  6,483        $  8,025
                                                                  -------         -------           --------        --------
                                                                  -------         -------           --------        --------

Earnings per common share - basic (Note 1)                        $  0.02         $  0.12           $   0.41        $   0.51
                                                                  -------         -------           --------        --------
                                                                  -------         -------           --------        --------

Earnings per common share - diluted (Note 1)                      $  0.02         $  0.12           $   0.39        $   0.50
                                                                  -------         -------           --------        --------
                                                                  -------         -------           --------        --------

Weighted average shares outstanding - basic (Note 1)               15,789          15,710             15,751          15,701
                                                                  -------         -------           --------        --------
                                                                  -------         -------           --------        --------

Weighted average shares outstanding - diluted (Note 1)             16,554          16,156             16,504          16,137
                                                                  -------         -------           --------        --------
                                                                  -------         -------           --------        --------



                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                                 Three Months Ended                  Nine Months Ended
                                                                 ------------------                  -----------------
                                                            September 29,   September 30,      September 29,   September 30,
                                                                2001            2000               2001            2000
                                                                ----            ----               ----            ----
                                                                    (Unaudited)                       (Unaudited)
Net income                                                        $   331         $ 1,942           $  6,483        $  8,025
Foreign currency translation adjustment                               (97)            117                 22              21
Derivative instrument adjustment                                        7             --                  (2)            --
                                                                  -------         -------           --------        --------
Comprehensive income                                              $   241         $ 2,059           $  6,503        $  8,046
                                                                  -------         -------           --------        --------
                                                                  -------         -------           --------        --------

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                          Nine Months Ended
                                                                  --------------------------------
                                                                  September 29,      September 30,
                                                                      2001               2000
                                                                  -------------      -------------
                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                        $  6,483            $  8,025
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                   11,394              10,507
      Deferred income taxes                                            1,735               1,228
      Changes in operating assets and liabilities:
           Accounts receivable, net                                   (7,741)             (1,174)
           Inventories                                                (4,755)             (3,776)
           Prepaid expenses and other assets                             684               1,361
           Accounts payable and accrued expenses                       2,978                (247)
           Other long-term liabilities                                   (64)                 21
                                                                    --------            --------
               Net cash provided by operating activities              10,714              15,945
                                                                    --------            --------

Cash flows from investing activities:
  Purchase of property, plant and equipment                          (14,332)            (13,526)
                                                                    --------            --------
               Net cash used for investing activities                (14,332)            (13,526)
                                                                    --------            --------

Cash flows from financing activities:
  Repayments of capital lease obligations                             (1,742)               (764)
  Change in revolving credit facility                                  4,900              (1,300)
  Repayments of long-term debt                                           --                  (36)
  Proceeds from exercise of common stock options and
    issuance of shares under the employee stock purchase plan            495                 111
  Capitalization of financing costs                                      --                  (20)
                                                                    --------            --------
               Net cash provided by (used in) financing activities     3,653              (2,009)
                                                                    --------            --------
Effect of exchange rates on cash                                          20                  21
                                                                    --------            --------
Net increase in cash                                                      55                 431
Cash, beginning of period                                                440                 332
                                                                    --------            --------
Cash, end of period                                                 $    495            $    763
                                                                    --------            --------
                                                                    --------            --------


              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


Note 1 - BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (Company) as of September 29, 2001 and December 30, 2000 and the results of their operations and cash flows for the nine months ended September 29, 2001 and September 30, 2000. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months and nine months ended September 29, 2001 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.


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


                                                    Three Months Ended          Nine Months Ended
                                                    ------------------          -----------------
                                                    Sept. 29,  Sept. 30,       Sept. 29,  Sept. 30,
                                                      2001       2000            2001        2000
                                                      ----       ----            ----        ----
                                                                                (In thousands)
Weighted average common shares outstanding           15,789     15,710          15,751     15,701
Dilutive potential common shares                        765        446             753        436
                                                     ------     ------          ------     ------
Weighted average common shares outstanding
     and dilutive potential common shares            16,554     16,156          16,504     16,137
                                                     ======     ======          ======     ======
Antidilutive options                                    658      1,193             658      1,193
                                                     ======     ======          ======     ======

Note 2 - INVENTORIES

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

         Inventories at September 29, 2001 and December 30, 2000 consisted of the following:

                                                      Sept. 29,         Dec. 30,
                                                        2001              2000
                                                        ----              ----
         Raw materials                                 $22,492           $21,749
         Work in process                                10,300             8,641
         Finished goods                                 15,794            13,441
                                                       -------           -------
                                                       $48,586           $43,831
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

         Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:


                                                    Three Months Ended        Nine Months Ended
                                                    --------------------    --------------------
                                                    Sept. 29,  Sept. 30,    Sept. 29,  Sept. 30,
                                                      2001       2000         2001        2000
                                                      ----       ----         ----        ----
                                                                   (In thousands)
North America (excluding USA)                        $5,968     $6,214       $19,865    $18,365
Middle East                                             470        687         2,511      2,482
South America                                           809        390         2,603      1,012
Europe                                                  997      1,152         3,337      3,966
All Other                                             1,000      1,532         2,860      4,206
                                                     ------     ------       -------    -------
                                                     $9,244     $9,975       $31,176    $30,031
                                                     ======     ======       =======    =======

Gross sales by product category are as follows:

                              Three Months Ended          Nine Months Ended
                            ---------------------        ---------------------
                            Sept. 29,    Sept. 30,       Sept. 29,    Sept 30,
                              2001          2000           2001        2000
                              ----          ----           ----        ----
                                              (In thousands)
Fabric                      $71,718       $63,857        $225,746     $208,203
Yarn                          5,491         5,962          17,781       18,971
                            -------       -------        --------     --------
                            $77,209       $69,819        $243,527     $227,174
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

         In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company has adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" (collectively, SFAS 133 as amended), effective December 31, 2000. During the second quarter of 2001, the Company adopted a formal policy of hedging a portion of its Mexican and Brazilian currency exposures. The effect of this hedging activity was not material.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement supercedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets," and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. The Company will adopt the requirements of SFAS No. 142 effective December 30, 2001. The Company is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial statements. Amortization of goodwill for the three and nine-month periods ended September 29, 2001, was $48 thousand and $145 thousand, respectively.

Note 5 - NON-RECURRING CHARGE

         In July 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $800. As a result, a non-recurring, pre-tax charge of $800 ($500 after-tax or $0.03 per diluted share) was recorded in the third quarter of Fiscal 2001.



Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2000" ended December 30, 2000 and "Fiscal 2001" will end December 29, 2001. The first nine months of Fiscal 2000 and Fiscal 2001 ended September 30, 2000 and September 29, 2001, respectively.


Results of Operations - Quarterly Comparison

         Net sales for the third quarter of 2001 increased $7.6 million or 11.0%, to $76.4 million from $68.8 million for the third quarter of 2000. The average gross sales price per yard increased 2.6%, to $5.49 for the third quarter of 2001 from $5.35 for the third quarter of 2000. The gross volume of fabric sold increased 9.4%, to 13.1 million yards for the third quarter of 2001 from 11.9 million yards for the third quarter of 2000. The Company sold 1.9% fewer yards of middle to better-end fabrics and 46.6% more yards of promotional-end fabrics in the third quarter of 2001 than in the third quarter of 2000. The average gross sales price per yard of middle to better-end fabrics increased by 6.0%, to $6.17 in the third quarter of 2001 as compared to $5.82 in the third quarter of 2000. The average gross sales price per yard of promotional-end fabric increased by 5.8%, to $3.99 in the third quarter of 2001 as compared to $3.77 in the third quarter of 2000.

         Gross fabric sales within the United States increased 15.9%, to $62.5 million in the third quarter of 2001 from $53.9 million in the third quarter of 2000. Foreign and Export sales decreased 7.3%, to $9.2 million in the third quarter of 2001 from $10.0 million in the third quarter of 2000. Gross yarn sales decreased 7.9%, to $5.5 million in the third quarter of 2001 from $6.0 million in the same period of 2000.

         The gross profit margin for the third quarter of 2001 decreased to 19.9%, as compared to 21.6% for the third quarter of 2000. The Company experienced a significant increase in orders from its customers during the third quarter of 2001. As a consequence, the Company scheduled production during its customary two-week annual July vacation period, resulting in a significant increase in overtime and other manufacturing costs. Also, the trend toward more frequent but smaller customer orders continued during the third quarter. As a result, the Company's operating efficiencies have been negatively affected by the need to produce a higher number of smaller customer orders.

         Selling, general and administrative expenses increased to $12.9 million for the third quarter of 2001 from $10.7 million for the third quarter of 2000. Selling, general and administrative expenses as a percentage of net sales increased to 16.9% in the third quarter of

2001 from 15.6% in the third quarter of 2000. The increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales, increased costs associated with foreign operations, and an increase in bad debt provisions due to several bankruptcy filings during the third quarter within the furniture industry.

         In July 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $800. As a result, a non-recurring, pre-tax charge of $800 ($500 after-tax or $0.03 per diluted share) was recorded in the third quarter of Fiscal 2001.

         Interest expense decreased to $1.0 million for the third quarter of 2001 from $1.2 million for the third quarter of 2000. Lower average levels of senior debt and lower rates of interest were the primary reasons for the decrease.

         The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 36.0% for the third quarter of 2001 and 35.0% for the third quarter of 2000. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         Net income for the third quarter of 2001 decreased to $0.3 million or $0.02 per common share-diluted, from $1.9 million or $0.12 per common share-diluted for the third quarter of 2000.


Results of Operations - Nine-month Comparison

         Net sales for the first nine months of 2001 increased $16.3 million or 7.3%, to $240.8 million from $224.5 million for the first nine months of 2000. The average gross sales price per yard increased 5.2%, to $5.50 for the first nine months of 2001 from $5.23 for the first nine months of 2000. The gross volume of fabric sold increased 3.0%, to 41.0 million yards for the first nine months of 2001 from 39.8 million yards for the first nine months of 2000. The Company sold 2.2% fewer yards of middle to better-end fabrics and 19.2% more yards of promotional-end fabrics in the first nine months of 2001 than in the first nine months of 2000. The average gross sales price per yard of middle to better-end fabrics increased by 6.8%, to $6.11 in the first nine months of 2001 as compared to $5.72 in the first nine months of 2000. The average gross sales price per yard of promotional-end fabric increased by 7.1%, to $3.94 in the first nine months of 2001 as compared to $3.68 in the first nine months of 2000.

         Gross fabric sales within the United States increased 9.2%, to $194.6 million in the first nine months of 2001 from $178.2 million in the first nine months of 2000. Foreign and Export sales increased 3.8%, to $31.2 million in the first nine months of 2001 from $30.0 million in the first nine months of 2000. Gross yarn sales decreased 6.3%, to $17.8 million in the first nine months of 2001 from $19.0 million in the same period of 2000.

         The gross profit margin for the first nine months of 2001 decreased to 20.9%, as compared to 22.4% for the first nine months of 2000. The Company experienced a significant increase in orders from its customers during the third quarter of 2001. As a consequence, the Company scheduled production during its customary two-week annual July vacation period, resulting in a significant increase in overtime and other manufacturing costs. Also, the trend toward more frequent but smaller customer orders continued during the third quarter. As a result, the Company's operating efficiencies have been negatively affected by the need to produce a higher number of smaller customer orders.

         Selling, general and administrative expenses increased to $36.3 million for the first nine months of 2001 from $34.2 million for the first nine months of 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 15.1% in the first nine months of 2001 from 15.2% in the first nine months of 2000. The increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales, and increased costs associated with foreign operations.

         In July 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $800. As a result, a non-recurring, pre-tax charge of $800 ($500 after-tax or $0.03 per diluted share) was recorded in the third quarter of Fiscal 2001.

         Interest expense decreased to $3.0 million for the first nine months of 2001 from $3.7 million for the first nine months of 2000. Lower average levels of senior debt and lower rates of interest were the primary reasons for the decrease.

         The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 36.0% for the first nine months of 2001 and 35.0% for the first nine months of 2000. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         Net income for the first nine months of 2001 decreased to $6.5 million or $0.39 per common share-diluted, from $8.0 million or $0.50 per common share-diluted, for the first nine months of 2000.


Liquidity and Capital Resources

         The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, introduce new technologies to broaden and differentiate the Company's products and improve the Company's quality and productivity performance, (ii) increases in the Company's working capital needs related to its sales growth, and (iii) investments in the Company's IT systems.

         Capital expenditures in the first nine months of 2000 and 2001 were $13.5 million and $14.3 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management has increased the Company's capital spending plan for Fiscal 2001 by approximately $14.0 million and as a result, now anticipates that total capital expenditures during Fiscal 2001 will approximate $26.0 million. The increase of $14.0 million consists of the purchase price of additional weaving and yarn manufacturing equipment to expand capacity and the cost of acquiring additional manufacturing facilities to house this machinery. The remaining $12.0 million reflects the cost of new production equipment to expand the Company's finishing capacity and support the Company's marketing, productivity, quality, service and financial objectives. Management believes that operating income and borrowings under the Credit

Agreement will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

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

         The Company also has a $70.0 million Credit Agreement with a bank which expires December 31, 2002 (the Credit Agreement). As of September 29, 2001, the Company had $12.6 million outstanding under the Credit Agreement and unused availability of $57.3 million net of an outstanding letter of credit of approximately $100 thousand. For a discussion of the "Credit Agreement," see
Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.


Inflation

         The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, by increasing employee productivity, by reflecting the effects of inflation in the selling prices of the new products it introduces each year and, to a lesser degree, by increasing the selling prices of those products which have been included in the Company's product line for more than one year.

Cautionary Statement Regarding Forward-Looking Information

         Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, and effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

Quantitative and Qualitative Disclosures about Market Risk
                  (In thousands)

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

         The Company purchases foreign exchange contracts as a cash flow hedge in connection with the forecasted purchase of equipment. Under the disclosure rules of SFAS No. 133, the Company has evaluated the contracts and recorded a $2 net loss to "Other Comprehensive Income" and a current liability for the same amount. Because of the size of the contracts and their short term nature, the Company believes that changes in their fair market value would not have a material adverse effect on the Company's operations or financial performance.

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

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On October 8, 2001, the Company executed an agreement with the Lemelson Medical, Education and Research Foundation, LP (the Foundation) which, in addition to granting the Company a license in connection with the use of certain Bar Coding and machine vision technology, fully resolves and releases the Company from all claims, demands and rights of action related to claims of patent infringement and any allegations of infringement. In consideration of the rights granted to the Company pursuant to the Agreement, the Company has paid the Foundation a license fee, which was immaterial.


Item 6.   Exhibits and Reports on Form 8-K

            (A) Exhibits

                  None

            (B) There were no reports on Form 8-K filed during the three months ended September 29, 2001.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            QUAKER FABRIC CORPORATION




Date:  October 30, 2001                     By:  /s/   Paul J. Kelly
       --------------------                     -----------------------------
                                                Paul J. Kelly
                                                 Vice President - Finance
                                                 and Treasurer