Form 10-K405
period 2001-12-29
QUAKER FABRIC CORP /DE/
filed 2002-03-29
CIK 103341

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                              -------------------

                           QUAKER FABRIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

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

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, par value $.01
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_ No: ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 22, 2002 was approximately $159.4 million.

    As of March 19, 2002, 15,855,177 shares of Registrant's common stock, par value $0.01 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DESCRIPTION OF DOCUMENT                    PART OF THE FORM 10-K
         -----------------------                    ---------------------
Portions of the Proxy Statement to be used  Part III (Item 10 through Item 13)
in connection with the Registrant's 2002    and Part IV
Annual Meeting of Stockholders.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics for residential furniture and the second largest producer of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns, and management believes it is the world's largest producer of chenille yarns, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design, cost and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics, including its soft, velvet-like Jacquard chenilles. The Company's revenues in 2001 were $331.1 million.

    Quaker has been producing upholstery fabric for over fifty-five years and is a full-service supplier of Jacquard and plain woven upholstery fabric to the furniture market. Quaker's current product line consists of over 3,000 traditional, contemporary, transitional and country fabric patterns intended to meet the styling and design, color, texture, quality and pricing requirements of promotional through middle to higher-end furniture manufacturers, and the Company introduces approximately 1,000 new products to the market annually. Management believes that Jacquard fabrics, with their detailed designs, provide furniture manufacturers with more product differentiation opportunities than any other fabric construction on the market.

    The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including virtually every significant domestic manufacturer of upholstered furniture. Quaker also distributes its fabrics internationally. In 2001, fabric sales outside the United States of $42.3 million represented approximately 13.5% of gross fabric sales. Quaker's October 1996 introduction of its Whitaker Collection'TM', a branded line of a select group of the Company's better-end products, has resulted in incremental sales to a number of well-known higher-end furniture manufacturers. In 2001, the Company began marketing certain fabrics intended to meet the design, construction and pricing needs of its promotional-end customers under the Company's Davol'TM' brand name. Management estimates that approximately 84% of the Company's fabric sales in recent years have been manufactured to customer order.

    During the past five years, Quaker has invested $101.7 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, and improve product quality. During 2002, Quaker plans to spend approximately $32.0 million for new projects consisting principally of new manufacturing equipment to further its marketing, productivity, quality, service and financial objectives.

    The Company produces its yarn and fabric products in its nine manufacturing plants in Fall River and Somerset, Massachusetts, where Quaker has over 1.5 million square feet of manufacturing and warehousing space. In 1998, Quaker also began using warehouse space in Brockton, Massachusetts. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Tupelo, Mississippi, and Los Angeles, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and uses a third-party distribution company to provide warehousing services in Brazil.

THE INDUSTRY

    Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be in excess of $2.0 billion annually. Management estimates the size of the international fabric market to be at least twice that of the domestic market. Due to the capital intensive nature of the fabric manufacturing process and the importance of economies of scale in the industry, the domestic industry is concentrated, with the top 14 upholstery fabric manufacturers, including Quaker, accounting for nearly 88% of the total market. Management believes that Quaker is currently the sole large U.S. fabric producer that is continuing to demonstrate its long-term commitment to the international market by focusing on expanding its export sales.

    Within the Jacquard segment, price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where fabric styling and design considerations typically play a more important role.

    Demand for upholstery fabric is a function of demand for upholstered furniture. The upholstered furniture market grew from $5.4 billion in 1991 to an estimated $10.7 billion in 2001. Total upholstered furniture demand is affected by population growth and demographics, consumer confidence, disposable income, geographic mobility, housing starts, and home sales. Although the domestic residential furniture industry is cyclical, periods of decline have, historically, been relatively brief.

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

    Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by certain trends:

    (i) The furniture industry has been consolidating at both the retail and manufacturing levels for several years, as recently highlighted by the closing of Helig-Meyers and Homelife at the retail level. As a result, fabric suppliers are required to deal with larger customers that require shorter delivery lead times, customer-specific inventory management programs, and additional information technology-based support services. Large integrated fabric suppliers have an advantage over smaller competitors because of their ability to offer a broader range of product choices and meet the volume, delivery and support service requirements of the large furniture manufacturers and retailers.

    (ii) There is a growing trend in the United States toward a more casual lifestyle, as evidenced by product shifts in the apparel and home furnishings industries. Management believes this trend has resulted in growing demand for less formal furniture upholstered with softer, more comfortable fabric.

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

    (vi) While demand levels over the near term may be adversely affected by weakness in certain segments of the domestic economy, improved consumer confidence, a move by the baby boom generation toward more upscale furniture as they approach retirement age and additional demand generated by that same group's purchases of vacation and retirement homes can be expected to provide favorable longer term demand trends.

    (vii) Technological advances in the speed and flexibility of the Jacquard loom have reduced the cost of producing Jacquard fabrics, enabling them to compete more effectively with prints, velvets, flocks, tufts and other plain woven products.

    (viii) Recently, U.S. fabric exports have been hurt by the continued strength of the U.S. dollar. While at one time most of the largest U.S. fabric producers had leveraged their size and broad product lines to expand their export sales, management believes that Quaker alone continues to focus on international sales as a major strategic initiative.

    (ix) Fabrics entering the United States from China and other low labor cost countries are resulting in increased price competition at the lower end of the upholstery fabric and upholstered furniture markets. In addition, competition in the middle to better-end segment of the market is being affected by upper-end fabric imports from Europe.

    (x) A 'cocooning' or 'nestbuilding' trend among Americans feeling threatened in the wake of September 11th may account for some of the strength the Company experienced in its order rate during the fourth quarter of 2001 and continuing into 2002.

STRATEGY

    Quaker's strategy to further its growth and financial performance objectives includes:

        Taking Domestic Market Share. To capitalize on the consolidation trend in the furniture industry, the Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics to the promotional and middle to better end of the market by offering a wide variety of fabric patterns at prices ranging from $2.50 to $39.00 per yard.

        Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker, including the operation of a distribution facility in Mexico, and the utilization of the services of a third party distribution company in Brazil. The Company's international gross sales were $42.3 million in 2001.

        Penetrating Related Fabric Markets. Management believes the Company's styling and design expertise, as well as its ISO 9001-certified operations, provide opportunities to penetrate the contract and decorative top-of-the-bed markets, as well as increase Quaker's share of the interior decorator and recreational vehicle markets. Management believes Quaker's Ankyra'TM' chenille yarns and fabric finishing abilities will provide the Company with a product advantage in these markets. During 2001, the Company commenced its efforts to penetrate the home fashions industry by adding a design director and three additional designers to focus on pillows and decorative top-of-the-bed products. As part of these efforts, the Company also began purchasing double-wide looms to support its entry into this market.

        Growing Specialty Yarn Sales. Quaker is a leading producer of specialty yarns, and management believes it is the world's largest producer of chenille yarns. Approximately 90% of the chenille yarn manufactured by the Company is used in the production of the Company's fabric. The balance is sold to apparel and home textile firms through Quaker's yarn sales division, Nortex Yarns. Gross sales of the Company's specialty yarns were $23.2 million in 2001. The Company's current line of specialty yarns includes over 75 different varieties of spun and chenille yarns, and Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's yarn customers.

        Pursuing Strategic Acquisition Opportunities. Although all of Quaker's growth to date has been the result of internal initiatives, the Company has evaluated a number of acquisition candidates in the past and plans to pursue appropriate acquisition opportunities in the future. An ideal acquisition candidate would either support the Company's new market development objectives, enhance its international position, or offer a unique and complementary product, manufacturing or technical capability.

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

        Commitment to Customer Service. The Company is committed to offering its customers the best overall service levels in the industry. In 1998, the Company launched a major internal supply chain management initiative intended to further that objective. Despite an increase in the Company's delivery lead times during the second half of 2001 due to a significant increase in demand, management believes Quaker's current delivery lead times continue to be among the best in the industry.

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

PRODUCTS

    The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.50 to $39.00 per yard. While most of the Company's fabrics have historically been sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker'r' label in October 1996. During 2001, the Company began marketing certain of its fabrics to its promotional-end customers under its Davol'TM' brand name. In 2001, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $3.95 per yard and $6.15 per yard, respectively, compared to $3.73 and $5.79, respectively, in 2000. The average gross sales price per yard of the Company's fabrics was $5.51 in 2001, compared to $5.30 in 2000.

    Quaker's product line is focused on fabrics with complex designs referred to in the industry as 'Jacquards,' because of the special Jacquard equipment, or heads, required to produce them, and also includes a broad assortment of striped, plaid, and plain fabrics. The vast majority of Quaker's looms are equipped with Jacquard heads. The use of these heads makes it possible to vary the pattern, color, and texture of both the filling and warp yarns in a fabric. While fabrics manufactured on looms without Jacquard heads have a much more limited range of possible designs, Quaker added thirty-six Dobby looms to its manufacturing base during 2001 to reduce the cost of manufacturing certain fabrics that do not require the use of Jacquard heads.

    Quaker's product offerings are noted for their use of chenille and other specialty yarns, which give the fabric a soft, velvet-like appearance and feel. To take advantage of the trend toward casually styled furniture, and to capitalize on the growth of the motion furniture segment, Quaker developed a soft chenille yarn with superior abrasion resistance to compete effectively with flocks, velvets and tufted fabrics. The Company markets the line of chenille fabrics it produces using these yarns under its Ankyra label. Through a licensing agreement with Solutia (f/k/a Monsanto), a number of the Company's Ankyra-based chenille fabrics, as well as certain other fabrics in its line, have been 'Wear-Dated' by Solutia. Management anticipates that chenille will remain a very important element in the Company's fabric designs and that it will continue to influence -- and be enhanced by -- Quaker's on-going development and use of additional new specialty yarns and manufacturing techniques and processes.

    Quaker's broad product line is very important from a competitive standpoint. It enhances the ability of the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. In 1996, to generate additional business from manufacturers of higher-end upholstered furniture, the Company began offering a select group of its middle to better-end products under its Whitaker'r' label, while in 2001 the Company began marketing certain of its promotional-end products under its Davol'TM' brand name. Gross sales of the Company's middle to better-end fabrics were $246.4 million, or 78.9% of total gross fabric sales in 2001, with approximately 38.3% of those sales made under the Whitaker'r' label. During 2001, the Company added a new director to its design department, as well as three additional design professionals, to focus on pillows and decorative top-of-the-bed products, as part of the Company's efforts to enter the home fashions market and further diversify its product offerings.

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

    The development of each new fabric line requires six months. The first step in the new product development process is the preparation of a merchandising plan for the line. The Company's merchandising plans are based on extensive input from Quaker's sales representatives, senior managers, and major customers and provide both a broad outline of the number of new products to be included within each major styling category (e.g., contemporary, traditional, transitional, and country), as well as the number of new products to be created for sale at each of the major price points within those styling categories. During 2001, the Company enhanced its merchandising practices by developing a number of fabric collections reflecting a common theme, such as Saville Row, Exotica, Nantucket, Formal Elegance and Fabulous Funk.

    In addition, because of the design, cost, and delivery advantages of Quaker's vertically integrated manufacturing operations, substantial emphasis is placed on making maximum use of the Company's internally produced yarns during the fabric development process. After each new fabric merchandising plan is developed, members of the Company's fabric design and yarn development staffs meet to identify the design staff's yarn requirements for the Company's next fabric line and many of Quaker's proprietary yarns trace their origins to this design-driven process. Quaker's engineering and manufacturing staffs also play a key role in the new product development process by reviewing each proposed new product to evaluate its impact on the Company's raw material costs, equipment utilization rates and quality performance. Although some plain, striped and plaid fabrics remain in the Company's product line for ten years or more, a successful product typically has a life of two to three years.

    Quaker's design staff also regularly creates custom patterns for customers seeking to differentiate their products for distribution purposes, hit a certain price point at the retail level, or meet a particular styling need in the market they serve. These patterns, which are not part of Quaker's 'open line,' are known in the industry as 'Specials.'

SALES AND MARKETING

UPHOLSTERY FABRICS

    Net fabric sales during 2001 were $308.2 million, or approximately 93.1% of the Company's net sales. The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including substantially all of the largest domestic manufacturers of upholstered furniture. Fabric sales to the Company's top 25 customers accounted for approximately 43% of 2001 net sales. None of the Company's customers accounted for more than 6.8% of net sales during 2001.

    The Company uses a direct marketing force of 25 sales representatives, five of whom are based in Mexico, to market its fabrics in the United States, Canada and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of nine exclusive sales representatives, including four exclusive sales agents based in Quaker's showroom and sales office in Sao Paulo, Brazil. In addition, Quaker has appointed 14 independent commissioned sales agents to represent the Company in Europe, the Far East, Australia, New Zealand, the Middle East, Central and South America, Africa and Asia. All agents located outside the United States are supervised by Quaker's Vice President -- Sales and Marketing.

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

    Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, China, Dubai, Germany, Italy, Brazil and Mexico, as well as certain trade shows in the United States aimed at the international market. Foreign sales of fabric accounted for approximately 13.5% of Quaker's gross fabric sales during 2001.

    In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains five distribution centers from which its customers may purchase the Company's products directly. These facilities are located in Los Angeles, California; Mexico City, Mexico; High Point, North Carolina; Sao Paulo, Brazil; and Verona, Mississippi.

SPECIALTY YARNS

    Net yarn sales during 2001 were $22.9 million, or approximately 6.9% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted and chenille. Quaker is a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarn, a soft pile yarn which produces a velvet-like fabric. Chenille yarns, and fabrics made out of chenille yarns, are responsive to consumer demand for softer, more casual home furnishings and apparel. The Company's specialty yarns are sold under the name of Nortex Yarns to manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products, as well as to manufacturers of sweaters and other apparel. The Company has approximately 50 yarn customers.

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

MANUFACTURING

    The Company operates nine manufacturing facilities in Fall River and Somerset, Massachusetts, and management estimates that approximately 84% of the Company's fabric sales in recent years have been manufactured to customer order. The Company's objective is to operate its production facilities on a three-shift, five to five and one half-day week schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules and/or outsources a portion of its production requirements. During periods of weaker demand, the Company will decrease its production rates accordingly.

    The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of home furnishings products and apparel. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing processes followed by the application of a latex backing, to enhance the durability and performance characteristics of the end product, as well as a stain-resistant finish upon customer request. Some of the Company's fabrics, including its Quaker Plush'r' and Quaker Suede'TM' products, benefit from additional chemical and mechanical finishing processes designed to enhance their appearance and softness. A final product quality inspection is conducted prior to shipment to the Company's customers.

    Quaker has added approximately 300 new looms to its manufacturing base since 1989. The vast majority of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without equipment-related design constraints. During 2000, the mechanical Jacquard heads on approximately 80 of the Company's older looms were replaced with electronic Jacquard heads to improve productivity. During 2001, the Company added 36 Dobby looms to reduce the cost of manufacturing certain fabrics not requiring the use of Jacquard heads.

    The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

    During the past five years, the Company placed in service more than $101.7 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives.

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

     ISO 9001 certification of all of the Company's operations. During 2001, the Company received certification to the new ISO 9000: 2000 Quality Standard for ISO 9001.

    In addition to these measures, the built-in quality control features and more precise settings on the new production equipment the Company has placed in service since 1990 also support the Company's efforts to provide defect-free products to its customers.

    The Company's quality-related return rate, as a percentage of total yards shipped was 0.3% in 2000 and 0.4% in 2001, and the Company's sales of second-quality fabric were $1.2 million in 2000 and 2001.

TECHNOLOGY

    As part of Quaker's overall strategy to improve productivity and achieve a service advantage over its competitors, the Company strives to introduce new technologies into its operations whenever possible. Quaker's efforts in this area include: (i) the use of its management information system to provide computer support to the Company's manufacturing operations; (ii) the use of CAD equipment to reduce the time required to bring its new products to market, including the design of 'Specials'; (iii) the use of bar-coding systems to improve both the efficiency of its own manufacturing operations and service to its customers; (iv) the use of electronic Jacquard heads and other production equipment equipped with microprocessors to improve manufacturing efficiencies and reduce unit costs; and (v) the use of a heuristic advanced planning system to both support Quaker's delivery lead time objectives and improve productivity levels in Quaker's manufacturing areas.

    The Company's CAD equipment is used to develop new fabric designs and to prepare plastic Jacquard cards for use with the Company's mechanical Jacquard heads, and computer disks for use with Quaker's newer electronic Jacquard heads. These plastic cards and computer disks contain precise instructions about the construction of the particular fabric pattern to be woven. During 2001, the Company installed new CAD software, providing all of Quaker's design professionals with enhanced automated design support directly on their individual desktop computers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain of the yarns the Company produces internally or purchases from other manufacturers. Substantially all of the raw materials used by the Company are purchased from primary producers with manufacturing operations in the United States, however, certain of the Company's raw material requirements are purchased from non-U.S. based suppliers. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying market for petrochemicals in general. In addition, the financial performance and/or condition of some textile industry suppliers was hurt by the recent recession, increasing the risk of business failures and/or further consolidations among the Company's supplier population and the related risk of disruption to Quaker's operations.

    Although other sources are available, the Company currently procures approximately 35% of its raw material components from two major industry suppliers, one of which is the sole supplier of a filament yarn used in the Company's chenille manufacturing operations. Generally, Quaker has not experienced any significant difficulty in meeting its raw material needs, expects that it will be able to obtain adequate amounts to meet future requirements, and has identified alternate sources for all critical raw material components. A shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

    The Company's production operations are heavily reliant upon a consistent supply of energy, including electricity to power the Company's manufacturing equipment, natural gas to generate the heat used in Quaker's finishing operations and oil to heat the Company's office areas. A significant shortage or interruption in the availability of these energy sources would likely have a material adverse effect on the Company's operations and financial performance. Beginning in the latter part of 2000, the Company began to experience rising energy costs. To help provide the Company with greater stability and to reduce the impact of rising energy costs, during 2001, Quaker entered into a contract to purchase its electrical power requirements at a fixed price over a three year period.

COMPETITION

    The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavily toward fabric styling and design considerations. Although the Company has experienced no significant competition in the United States from imported fabric to date, changes in foreign exchange rates or other factors could make imported fabrics more competitive with the Company's products in the future. Additionally, while fabric imports from China, India and other low labor cost countries have begun to appear in the U.S. market, particularly at the promotional end, relatively poor service levels and generally unsophisticated product designs typically place these imported fabrics at a competitive disadvantage in the U.S. During 2001, the Company's yarn sales business continued to face diminished demand due to the effects imported apparel products from the Far East had on demand for apparel and other products manufactured by the Company's domestic yarn customers. Management anticipates this condition will continue for the foreseeable future.

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

BACKLOG

    As of December 29, 2001, the Company had orders pending for approximately $43.0 million of fabric and yarn compared to $38.1 million as of December 30, 2000. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

TRADEMARKS, PATENTS, COPYRIGHTS

    The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. The Company's Whitaker mark, as well as a logo form of the 'W' mark, is registered with the U.S. Patent and Trademark Office. During 2000, the Company's Quaker Plush mark also became registered with the U.S. Patent and Trademark Office. The Company filed an application, which is pending, with the U.S. Patent and Trademark Office during 2000 to register its Davol mark.

INSURANCE

    The Company maintains general liability and property insurance. The costs of insurance coverage vary generally and the availability of certain coverages can change. As a result of recent trends in the insurance market, including the effects of the events of September 11, 2001, the Company has experienced significant increases in the premium rates on its various insurance coverages. This may necessitate changes in some of the insurance carriers currently used by the Company and in the terms and conditions of some of the Company's insurance policies. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

EMPLOYEES

    The Company is the largest manufacturer, and the largest private sector employer, in Fall River, Massachusetts. As of December 29, 2001, Quaker employed 2,751 persons, including 2,256 production employees, 170 technical and clerical employees, and 325 exempt employees and commissioned sales representatives. The Company's employees are not represented by a labor union, and management believes that employee relations are good.

ITEM 1a. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 herein)

    The executive officers of the Company are as follows:

                                                                                             OFFICER
              NAME                 AGE                       POSITION                         SINCE
              ----                 ---                       --------                         -----
Larry A. Liebenow................  58    President, Chief Executive Officer, and Director     1989
Anthony Degomes..................  61    Vice President -- New Business Development           1991
James A. Dulude..................  46    Vice President -- Manufacturing                      1990
Cynthia L. Gordan................  54    Vice President, Secretary, and General Counsel       1989
Mark R. Hellwig..................  44    Vice President -- Supply Chain Management            1998
Thomas Muzekari..................  61    Vice President -- Sales and Marketing                1996
Paul J. Kelly....................  57    Vice President -- Finance, Chief Financial           1989
                                         Officer and Treasurer
Beatrice Spires..................  40    Vice President -- Styling and Design                 1996
Norman J. Sturdevant.............  45    Vice President -- Chief Information Officer          2001
Duncan Whitehead.................  59    Vice President -- Research and Development           1990

    Larry A. Liebenow. Mr. Liebenow has served as President, Chief Executive Officer, and a Director of the Company since September 1989. From July 1983 until September 1989, Mr. Liebenow was Chairman of the Board and President of Nortex International, Inc. ('Nortex International'). From September 1971 to July 1983, Mr. Liebenow served as the Chief Operating Officer of Grupo Pliana, S.A., a Mexican yarn and upholstery fabric manufacturing concern.

    Anthony Degomes. Mr. Degomes has been employed by the Company since September 1989 and has served as Vice President -- New Business Development since March 1996. Mr. Degomes served as Vice President -- Styling and Design of the Company from September 1991 to March 1996. From December 1990 to September 1991, Mr. Degomes served as the Company's Director of Styling and Design. From September 1989 to November 1990, Mr. Degomes served as the Vice
President -- Styling, Design and Development of the Company's Nortex Division. From March 1984 to September 1989, Mr. Degomes served as the Vice President in charge of Styling and Development for Nortex International.

    James A. Dulude. Mr. Dulude has been employed by the Company since May 1986 and has served as Vice President -- Manufacturing since August 1995. Mr. Dulude served as Vice President -- Purchasing, Planning and MIS from November 1990 to August 1995. Mr. Dulude served as the Company's Director of Purchasing and Planning from May 1989 to November 1990, Director of Planning and Scheduling from July 1988 to May 1989, and Director of Information Systems from May 1986 to July 1988.

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

    Mark R. Hellwig. Mr. Hellwig has served as Vice President -- Supply Chain Management since October 1998. From January 1996 until October 1998, Mr. Hellwig was Director -- Supply Chain Management for Solo Cup Company. From August 1993 to January 1996, Mr. Hellwig was Director -- Logistics at Solo Cup Company. From 1989 to 1993, Mr. Hellwig was with Deloitte and Touche LLP.

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

    Thomas H. Muzekari. Mr. Muzekari has served as Vice President -- Sales and Marketing since October 1998, and was Vice President -- Marketing from March 1996 until October 1998. From September 1989 until February 1996, Mr. Muzekari was the Vice President -- Marketing for Collins & Aikman's Velvet Division. From 1970 to September 1989, Mr. Muzekari held various management positions in both sales and marketing with Milliken and Company.

    M. Beatrice Spires. Ms. Spires has been employed by the Company since September 1995 and has served as Vice President -- Styling and Design since March 1996. From September 1995 to March 1996, Ms. Spires served as Quaker's Director of Design. From July 1992 to September 1995, Ms. Spires was Vice President -- Merchandising for Collins & Aikman's Velvet Division. From September 1991 to July 1992, Ms. Spires was Merchandising Manager at Collins & Aikman.

    Norman J. Sturdevant. Mr. Sturdevant has served as Vice President -- Chief Information Officer since August 2001. From August 1999 to April 2001, Mr. Sturdevant served as Vice President of Information Technology for Bausch & Lomb's Europe, Middle East and Africa Region. Prior to that, Mr. Sturdevant served in various director and manager-level information technology positions with Bausch & Lomb, Entex Information Services and Electronic Data Systems. Mr. Sturdevant served as an officer in the U.S. Navy from 1976 to 1984.

    Duncan Whitehead. Mr. Whitehead has served as Vice President -- Technology and Development, and Yarn Sales since August 1995. Mr. Whitehead served as Vice President -- Yarn Sales and Development from May 1990 to August 1995. From September 1989 to May 1990, Mr. Whitehead was the Vice President -- Sales and Marketing for the Company's Nortex Division. From July 1983 to September 1989, Mr. Whitehead served as Vice President of Sales and Marketing for Nortex International.

    The Company's President, Secretary, and Treasurer are elected annually by the Board at its first meeting following the annual meeting of stockholders. All other executive officers hold office until their successors are chosen and qualified.

ITEM 2. PROPERTIES

PROPERTIES

    Quaker is headquartered in Fall River, Massachusetts where it currently has nine facilities, eight of which are used primarily for manufacturing and warehousing purposes. The ninth facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. In addition, the Company maintains a manufacturing facility in Somerset, Massachusetts and warehouse space in Brockton, Massachusetts. The Company has three distribution centers in the United States and one in Mexico. The table below sets forth certain information relating to the Company's current facilities:

                                                                             BUILDING
                 LOCATION                    STATUS         PURPOSE          AREA(SF)   OWNERSHIP
                 --------                    ------         -------          --------   ---------
Grinnell Street, Fall River................  Active   Manufacturing          748,000    Owned
Quequechan Street, Fall River..............  Active   Manufacturing          244,000    Owned
Davol Street, Fall River...................  Active   Offices/R&D            245,000    Owned
Campanelli Drive, Brockton, MA.............  Active   Warehouse              217,000    Leased(1)
Ferry Street, Fall River...................  Active   Manufacturing          193,000    Owned
Brayton Avenue, Fall River.................  Active   Manufacturing          186,000    Owned
Quarry Street, Fall River..................  Active   Manufacturing           76,000    Owned
Graham Road, Fall River....................  Active   Manufacturing           52,000    Leased(2)
Lewiston Street, Fall River................  Active   Manufacturing           62,000    Leased(3)
County Street, Somerset, MA................  Active   Manufacturing           53,000    Leased(4)
Jefferson Street, Fall River...............  Active   Manufacturing           26,000    Leased(5)
Verona, Mississippi........................  Active   Distribution Center     20,000    Owned
City of Industry, California...............  Active   Distribution Center     17,000    Leased(6)
Mexico City, Mexico........................  Active   Distribution Center      9,000    Leased(7)
High Point, North Carolina.................  Active   Distribution Center      9,000    Leased(8)

                                                        (footnotes on next page)

(footnotes from previous page)

(1) Lease expires December 31, 2003
(2) Lease expires July 31, 2002
(3) Month-to-month lease
(4) Lease expires May 20, 2003
(5) Lease expires June 30, 2003
(6) Lease expires September 30, 2006
(7) Lease expires February 5, 2003
(8) Lease expires July 31, 2004

    During 2000, the Company also started to maintain inventory at a third party warehouse provider in Sao Paulo, Brazil. Quaker has sales offices in Fall River, Massachusetts; Guadalajara and Mexico City, Mexico; Sharjah, United Arab Emirates; Cambridgeshire, England; Hickory and High Point, North Carolina; Chicago, Illinois; Tupelo, Mississippi; Los Angeles, California; and Sao Paulo, Brazil. All of the Company's sales offices, except the one in Fall River, Massachusetts, are leased.

    During 1998, the Company announced plans to develop and construct a new modular manufacturing facility in Fall River. The site acquisition phase of this project is complete and certain site preparation work has also been completed. Preliminary plans for the facility itself have been developed, and initial construction at the site is expected to begin during fiscal 2002.

ENVIRONMENTAL MATTERS

    The Company's operations are subject to numerous federal, state, and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company's facilities are located in industrial areas and, therefore, there is the possibility of incurring environmental liabilities as a result of historic operations at the Company's sites. Environmental liability can extend to previously owned or leased properties, properties owned by third parties, and properties currently owned or leased by the Company. Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation. In addition, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ('CERCLA'), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities. Liability under CERCLA is strict as well as joint and several. Further, certain of the Company's manufacturing areas are subject to OSHA's 'Comprehensive Cotton Dust Standard.' Environmental laws and regulations are subject to change in the future, and any failure by the Company to comply with present or future laws or regulations could subject it to future liabilities or interruption of production which could have a material adverse effect on the Company. In addition, changes in environmental regulations could restrict the Company's ability to expand its facilities or require the Company to incur substantial unexpected other expenses to comply with such regulations.

    In particular, the Company is aware of soil and groundwater contamination relating to the use of certain underground fuel oil storage tanks at its Fall River facilities. During 2001, the Company filed Response Action Outcome Statements (RAOs) and Activities and Use Limitations (AULs) with the Commonwealth of Massachusetts with respect to soil and groundwater contamination at two of its facilities. The AULs are intended to limit human access to the tainted soil and groundwater, close out the sites and end future regulatory reporting. No further action is anticipated. In addition, during the fourth quarter of 1993 the Company removed and encapsulated asbestos at two of its facilities and the Company has an on-going asbestos management program in place to appropriately maintain the asbestos that remains present at its facilities. During the fourth quarter of 1998 and the first quarter of 1999 oil-contaminated soil resulting from a leak during the mid-1970s from an underground fuel storage tank at the Company's former facility in Claremont, New Hampshire, was removed and disposed of at an asphalt batching plant. The Company has agreed to indemnify the purchaser for these clean-up costs subject to certain limitations. The Company has also agreed to indemnify the purchaser of the Company's former facility in Leominster, Massachusetts, for certain environmental contingencies.

    Quaker has also determined that several localized areas of a sixty-acre parcel of land in Fall River owned by the Company contain surficial soil contamination from polyaromatic hydrocarbons ('PAHs') and lead, and are thus subject to the Massachusetts Superfund law. Over eighty percent of the contaminated soil exists under high-tension power lines. The site is currently undeveloped and was purchased by the Company during 1999-2000 to provide a location for the possible future development of a manufacturing and warehouse facility. The Company engaged the services of a Licensed Site Professional ('LSP') and filed the appropriate notices and reports with the Massachusetts Department of Environmental Protection. Following the determination of the vertical and lateral extent of the contamination and the nature of the soil contamination by the LSP, it was established that the site could be properly remediated by covering the contaminated soil with a one-foot depth of clean soil. This was completed during the second half of 2000. Subsequent soil sampling and laboratory analyses have confirmed that the areas of contamination have been properly remediated. Additional environmental assessment and remediation work at the site is anticipated, the final cost of which is currently uncertain.

    The Company acquired two additional manufacturing facilities during the second half of 2001. Prior to the Company's purchase, comprehensive environmental site assessments, including soil and groundwater analyses, were completed at both sites by an LSP. As a result of these assessments, an AUL has been filed with the Commonwealth of Massachusetts with respect to one of the sites. Further, although urban fill containing waste material, including coal and ash, was discovered at the other site, the Company has determined that the 'urban fill' exemption from the assessment and remediation requirements of the Massachusetts environmental regulations requires no further action by the Company with respect to this property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The information called for by this Item is set forth under the captions 'Summary Quarterly Financial Data,' and 'Liquidity and Capital Resources,' included in Item 6.

ITEM 6.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
             (IN THOUSANDS, EXCEPT PER SHARE AND PER YARD AMOUNTS)

    The following table sets forth certain consolidated financial and operating data of the Company for the periods indicated, which data has been derived from the Consolidated Financial Statements of the Company and the Notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants. This selected financial and operating data should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included herein.

                                                                                FISCAL YEAR ENDED
                                                        ------------------------------------------------------------------
                                                        DECEMBER 29,   DECEMBER 30,   JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                            2001           2000          2000         1999         1998
                                                            ----           ----          ----         ----         ----
INCOME STATEMENT DATA:
   Net sales..........................................    $331,105       $302,985      $251,364     $253,297     $219,174
   Cost of products sold..............................     260,746        234,859       202,503      201,631      167,401
                                                          --------       --------      --------     --------     --------
   Gross profit.......................................      70,359         68,126        48,861       51,666       51,773
   Selling, general and administrative expenses.......      50,532         46,450        40,591       37,677       32,311
   Non-recurring charge...............................         800              0             0            0            0
                                                          --------       --------      --------     --------     --------
   Operating income...................................      19,027         21,676         8,270       13,989       19,462
   Other expenses:
       Interest expense...............................       4,111          4,850         5,127        5,405        3,700
       Other, net.....................................          10            (13)          (46)         (28)          65
                                                          --------       --------      --------     --------     --------
   Income before provision for income taxes...........      14,906         16,839         3,189        8,612       15,697
   Provision for income taxes.........................       5,358          5,894         1,116        2,842        4,584
                                                          --------       --------      --------     --------     --------
   Net income.........................................    $  9,548       $ 10,945      $  2,073     $  5,770     $ 11,113
                                                          --------       --------      --------     --------     --------
   Earnings per common share(1) -- basic..............    $   0.61       $   0.70      $   0.13     $   0.42     $   0.90
                                                          --------       --------      --------     --------     --------
   Earnings per common share(1) -- diluted............    $   0.58       $   0.68      $   0.13     $   0.40     $   0.85
                                                          --------       --------      --------     --------     --------
   Weighted average shares outstanding(1) -- basic....      15,762         15,705        15,664       13,861       12,412
                                                          --------       --------      --------     --------     --------
   Weighted average shares outstanding(1) --diluted...      16,493         16,203        16,081       14,477       13,022
                                                          --------       --------      --------     --------     --------
SELECTED OPERATING DATA:
   EBITDA(2)..........................................    $ 34,436       $ 35,680      $ 21,518     $ 24,633     $ 28,479
   Depreciation and amortization......................      15,419         13,991        13,202       10,616        8,511
   Net capital expenditures(3)........................      32,644         17,143        19,030       41,487       25,484
   Unit volume (in yards).............................      56,718         53,380        48,036       50,397       44,976
   Average gross sales price per yard.................    $   5.51       $   5.30      $   4.84     $   4.54     $   4.23
BALANCE SHEET DATA:
   Working capital....................................    $ 72,598       $ 66,538      $ 63,034     $ 72,694     $ 42,634
   Total assets.......................................     273,684        246,036       237,482      234,766      178,088
   Long-term debt, net of current portion, and
     capitalized leases...............................      63,500         53,397        61,672       69,011       52,772
   Stockholders' equity...............................     148,503        138,333       127,278      124,993       82,313

---------

(1) Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year.

(2) Represents income from continuing operations plus interest, taxes, depreciation, and amortization. Although the Company has measured EBITDA consistently among the periods presented, EBITDA as a measure of liquidity is not governed by GAAP and, as such, may not be comparable to other similarly titled measures of other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to either (i) operating income determined in accordance with GAAP as an indicator of operating performance or (ii) cash flows from operating activities determined in accordance with GAAP as a measure of liquidity.

(3) Net capital expenditures reflects assets acquired by purchase and capital lease.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                                  ----           ----
ASSETS
Current assets:
    Cash....................................................    $    600       $    440
    Accounts receivable, less reserves of $1,712 and $1,873
      at December 29, 2001 and December 30, 2000,
      respectively..........................................      48,907         42,735
    Inventories.............................................      47,993         43,831
    Prepaid and refundable income taxes.....................       1,800          2,977
    Production supplies.....................................       1,336          1,875
    Prepaid insurance.......................................       1,316            851
    Other current assets....................................       5,082          3,556
                                                                --------       --------
        Total current assets................................     107,034         96,265
Property, plant and equipment, net (Note 3).................     159,419        141,929
Other assets:
    Goodwill, net...........................................       5,432          5,625
    Other assets............................................       1,799          2,217
                                                                --------       --------
        Total assets........................................    $273,684       $246,036
                                                                --------       --------
                                                                --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations............    $    697       $  1,975
    Accounts payable........................................      23,269         18,761
    Accrued expenses (Note 4)...............................      10,470          8,991
                                                                --------       --------
        Total current liabilities...........................      34,436         29,727
Long-term debt..............................................      63,500         52,700
Capital lease obligations, less current portion.............          --            697
Deferred income taxes.......................................      25,260         22,400
Other long-term liabilities.................................       1,985          2,179
Commitments and contingencies (Note 7)
Redeemable preferred stock:
    Series A convertible, $0.01 par value per share,
      liquidation preference $1,000 per share, 50,000 shares
      authorized, none issued...............................          --             --
Stockholders' equity:
    Common stock, $0.01 par value per share, 40,000,000
      shares authorized; 15,825,196 and 15,716,629 shares
      issued and outstanding at December 29, 2001 and
      December 30, 2000, respectively.......................         158            157
    Additional paid-in capital..............................      84,230         83,696
    Retained earnings.......................................      65,408         55,860
    Accumulated other comprehensive loss....................      (1,293)        (1,380)
                                                                --------       --------
        Total stockholders' equity..........................     148,503        138,333
                                                                --------       --------
        Total liabilities and stockholders' equity..........    $273,684       $246,036
                                                                --------       --------
                                                                --------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FISCAL YEAR ENDED
                                                           ----------------------------------------
                                                           DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                                               2001           2000          2000
                                                               ----           ----          ----
Net sales................................................    $331,105       $302,985      $251,364
Cost of products sold....................................     260,746        234,859       202,503
                                                             --------       --------      --------
Gross profit.............................................      70,359         68,126        48,861
Selling, general and administrative expenses.............      50,532         46,450        40,591
Non-recurring charge (Note 11)...........................         800              0             0
                                                             --------       --------      --------
Operating income.........................................      19,027         21,676         8,270
Other expenses:
    Interest expense.....................................       4,111          4,850         5,127
    Other, net...........................................          10            (13)          (46)
                                                             --------       --------      --------
Income before provision for income taxes.................      14,906         16,839         3,189
Provision for income taxes...............................       5,358          5,894         1,116
                                                             --------       --------      --------
Net income...............................................    $  9,548       $ 10,945      $  2,073
                                                             --------       --------      --------
Earnings per common share -- basic.......................    $   0.61       $   0.70      $   0.13
                                                             --------       --------      --------
Earnings per common share -- diluted.....................    $   0.58       $   0.68      $   0.13
                                                             --------       --------      --------
Weighted average shares outstanding -- basic.............      15,762         15,705        15,664
                                                             --------       --------      --------
Weighted average shares outstanding -- diluted...........      16,493         16,203        16,081
                                                             --------       --------      --------

                              -------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                      FISCAL YEAR ENDED
                                                           ----------------------------------------
                                                           DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                                               2001           2000          2000
                                                               ----           ----          ----
Net income...............................................    $  9,548       $ 10,945      $  2,073
Foreign currency translation adjustments.................         106            (32)           67
Unrealized loss on hedging instruments...................         (19)            --            --
                                                             --------       --------      --------
Comprehensive income.....................................    $  9,635       $ 10,913      $  2,140
                                                             --------       --------      --------
                                                             --------       --------      --------

  The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           ACCUMULATED
                                                  ADDITIONAL                  OTHER           TOTAL
                                COMMON   COMMON    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                SHARES   STOCK     CAPITAL     EARNINGS       LOSS           EQUITY
                                ------   -----     -------     --------       ----           ------
Balance, January 2, 1999......  15,647    $156     $83,410     $42,842       $(1,415)       $124,993
    Net income................              --          --       2,073            --           2,073
    Proceeds from employee
      stock purchase plan.....      35       1         144          --            --             145
    Foreign translation
      adjustment..............              --          --          --            67              67
                                ------    ----     -------     -------       -------        --------
Balance, January 1, 2000......  15,682    $157     $83,554     $44,915       $(1,348)       $127,278
    Net income................              --          --      10,945            --          10,945
    Proceeds from stock
      options exercised,
      including tax
      benefits................       1      --           4          --            --               4
    Proceeds from employee
      stock purchase plan.....      34      --         138          --            --             138
    Foreign translation
      adjustment..............              --          --          --           (32)            (32)
                                ------    ----     -------     -------       -------        --------
Balance, December 30, 2000....  15,717    $157     $83,696     $55,860       $(1,380)       $138,333
    Net income................              --          --       9,548            --           9,548
    Proceeds from stock
      options exercised,
      including tax
      benefits................      85       1         405          --            --             406
    Proceeds from employee
      stock purchase plan.....      23      --         129          --            --             129
    Foreign translation
      adjustment..............              --          --          --           106             106
    Unrealized loss on hedging
      instruments.............              --          --          --           (19)            (19)
                                ------    ----     -------     -------       -------        --------
BALANCE, DECEMBER 29, 2001....  15,825    $158     $84,230     $65,408       $(1,293)       $148,503
                                ------    ----     -------     -------       -------        --------
                                ------    ----     -------     -------       -------        --------

  The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      FISCAL YEAR ENDED
                                                           ----------------------------------------
                                                           DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                                               2001           2000          2000
                                                               ----           ----          ----
Cash flows from operating activities:
    Net income...........................................    $  9,548       $ 10,945      $  2,073
    Adjustments to reconcile net income to net cash
      provided by operating activities --
      Depreciation and amortization......................      15,419         13,991        13,210
      Deferred income taxes..............................       2,860          4,896         1,630
      Tax benefit related to exercise of common stock
        options..........................................         194             --            --

    Changes in operating assets and liabilities --
      Accounts receivable................................      (6,172)        (1,544)         (530)
      Inventories........................................      (4,162)        (2,941)        5,704
      Prepaid expenses and other assets..................          71           (789)       (2,053)
      Accounts payable and accrued expenses..............       5,987            432         6,786
      Other long-term liabilities........................        (194)          (467)          853
                                                             --------       --------      --------
        Net cash provided by operating activities........    $ 23,551       $ 24,523      $ 27,673
                                                             --------       --------      --------
Cash flows from investing activities:
    Purchases of property, plant and equipment...........     (32,644)       (17,143)      (18,630)
                                                             --------       --------      --------
Cash flows from financing activities:
    Change in revolving credit facility..................      10,800         (6,300)       (6,500)
    Repayment of long-term debt..........................          --            (36)         (700)
    Repayments of capital lease obligations..............      (1,975)        (1,026)       (2,038)
    Capitalization of financing costs....................          --            (20)         (109)
    Proceeds from exercise of common stock options and
      issuance of shares under the employee stock
      purchase plan......................................         341            142           145
                                                             --------       --------      --------
        Net cash provided by (used in) financing
          activities.....................................       9,166         (7,240)       (9,202)
Effect of exchange rates on cash.........................          87            (32)           59
                                                             --------       --------      --------
Net increase (decrease) in cash..........................         160            108          (100)
Cash, beginning of period................................         440            332           432
                                                             --------       --------      --------
Cash, end of period......................................    $    600       $    440      $    332
                                                             --------       --------      --------

Supplemental disclosure of cash flow information:
    Cash paid for --
        Interest.........................................    $  4,197       $  4,837      $  5,093
        Income taxes.....................................    $  1,683       $  3,164      $    291

Supplemental disclosure of non-cash investing and
  financing activities:
    Capital lease obligations incurred for new
      equipment..........................................    $     --       $     --      $    400

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. OPERATIONS

    Quaker Fabric Corporation and subsidiaries (the 'Company' or 'Quaker') designs, manufactures and markets woven upholstery fabrics primarily for residential furniture markets and specialty yarns for use in the production of its own fabrics and for sale to manufacturers of home furnishings and other products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Quaker Fabric Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (b) Fiscal Year. The Company's fiscal year ends on the Saturday nearest to January 1 of each year. The three fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000 each contain 52 weeks.

    (c) Allowance for Doubtful Accounts and Sales Returns and Allowances. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among approximately 600 customers and no single customer represents more than 8.0% of the accounts receivable balance at December 29, 2001.

    Management analyzes historical sales and quality returns, current economic trends, and the Company's quality performance when evaluating the adequacy of the reserve for sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the reserve for sales returns and allowances in any accounting period. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

    (d) Inventories. Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out (LIFO) method. Inventories consist of the following at December 29, 2001 and December 30, 2000:

                                                     DECEMBER 29,   DECEMBER 30,
                                                         2001           2000
                                                         ----           ----
Raw materials......................................    $20,816        $21,689
Work-in-process....................................     10,605          8,641
Finished goods.....................................     15,036         13,379
                                                       -------        -------
    Inventory at FIFO..............................     46,457         43,709
LIFO reserve.......................................      1,536            122
                                                       -------        -------
    Inventory at LIFO..............................    $47,993        $43,831
                                                       -------        -------
                                                       -------        -------

    LIFO inventory values are higher than FIFO costs because current manufacturing costs are lower than the older historical costs used to value inventory on a LIFO basis.

    Approximately 84% of finished goods are produced upon receipt of a firm order. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months. A significant increase in demand for the Company's

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

products could result in a short-term increase in the cost of inventory purchases and manufacturing costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, assumptions used in determining management's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize additional costs as cost of goods sold at the time of determination. Therefore, although every effort is made to ensure the accuracy of management's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and the Company's reported operating results.

    (e) Property, Plant and Equipment. Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on property and equipment on a straight-line basis over their estimated useful lives as follows:

Buildings and improvements..................................  32-39 years
Machinery and equipment.....................................   2-20 years
Furniture and fixtures......................................   5-10 years
Motor vehicles..............................................    4-5 years
Leasehold improvements......................................   1-15 years

    Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset's cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations. Fully depreciated assets are removed from the accounts when they are no longer in use.

    (f) Impairment of Long-Lived Assets. The company accounts for long-lived assets in accordance with SFAS No. 121,'Accounting for the Impairment of Long-Lived Assets.' The Company periodically assesses its long-lived assets for impairment whenever events or changes in business circumstances indicate the carrying value may not be recoverable. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings. The Company considers its future undiscounted cash flows in assessing the recoverability of these assets. The Company assesses cash flows before interest charges, and when impairment is indicated, writes the asset down to fair value. If quoted market values are not available, the Company estimates fair value by calculating the present value of future cash flows. If impairment has occurred, any excess of carrying value over fair value would be recorded as a loss. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, 'Goodwill and Other Intangible Assets.' The Company will adopt the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to test all goodwill for impairment at least annually and to cease amortization of this asset. Amortization expense was approximately $193 for each of the three fiscal years in the period ended December 29, 2001. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired. The Company is evaluating the impact of adoption of this standard and has not yet determined the full effect of adoption on its financial statements.

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-lived Assets,' which superceded SFAS No. 121 and aspects of APB Opinion No. 30, 'Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,' with respect to discontinued operations. Adoption of the standard is required no later than the first quarter of fiscal 2002. The Company is evaluating the timing and impact of adoption of this standard and has not yet determined the effect of adoption on its financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    (g) Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization is $2,278 and $2,085 at December 29, 2001 and December 30, 2000, respectively. The Company's policy is to evaluate annually whether the useful life of goodwill should be revised or whether the remaining balance has been impaired. When evaluating impairment, the Company uses an estimate of future operating income over the remaining useful life to measure whether the goodwill is recoverable. At December 29, 2001, the Company does not believe that the carrying value of goodwill has been impaired.

    (h) Income Taxes. The Company accounts for income taxes under SFAS No. 109, 'Accounting for Income Taxes.' This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that the Company would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

    (i) Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted earnings per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                   DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                                       2001           2000          2000
                                                       ----           ----          ----
Weighted average common shares outstanding.......     15,762         15,705        15,664
Dilutive potential common shares.................        731            498           417
                                                      ------         ------        ------
Weighted average common shares outstanding and
  dilutive potential common shares...............     16,493         16,203        16,081
                                                      ------         ------        ------
Antidilutive options.............................        996          1,279         1,052
                                                      ------         ------        ------
                                                      ------         ------        ------

    (j) Foreign Currency. The assets and liabilities of the Company's Mexican and Brazilian operations are translated at period-end exchange rates, and statement of income accounts are translated at weighted average exchange rates. In Fiscal 2001, 2000 and 1999, the resulting translation adjustments are included in the consolidated balance sheet as a separate component of equity, 'Accumulated Other Comprehensive Loss,' and foreign currency transaction gains and losses are included in the consolidated statements of income.

    In accordance with SFAS No. 137, 'Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement
No. 133,' the Company adopted SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' and SFAS No. 138 'Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Statement No. 133,' (collectively, SFAS No. 133, as amended) effective in fiscal 2001. At December 30, 2000, the Company had no derivative instruments.

    SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting changes in the fair value of the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

    The Company enters into forward exchange contracts to hedge the fair value of foreign currency denominated intercompany accounts payable. The purpose of the Company's foreign currency hedging activities is to minimize, for a period of time, the unforeseen impact on the Company's results of operations of fluctuations in foreign exchange rates. At December 29, 2001, the Company had 20 forward contracts totaling $2,400, all maturing in less than twelve months, to exchange Brazilian reals and Mexican pesos for U.S. dollars. The Company has designated these contracts as fair value hedges intended to lock in the expected cash flows from the repayment of foreign currency denominated intercompany payables at the available forward rate at the inception of the contract. Changes in the fair value of the hedge instruments are recognized in earnings. At December 29, 2001, the fair value of these contracts resulted in a loss of $165.

    The Company also enters into forward exchange contracts to hedge the purchase of fixed assets denominated in foreign currencies. At December 29, 2001, the Company had 9 forward contracts totaling $2,800 to hedge the purchase of equipment denominated in foreign currencies. The Company has designated these hedges as cash flow hedges intended to reduce the risk of currency fluctuations from the time of order through delivery of the equipment. The fair value of these contracts as of December 29, 2001 resulted in a loss of $19 which was recorded in other comprehensive income.

    In December 2001, the Company entered into a foreign currency swap in order to further provide an economic hedge against an additional portion of its currency risk in Mexico. The terms of the agreement call for the Company to swap
2.0 million Mexican pesos per month from April 2002 through March 2003 at a fixed rate of 9.13 pesos to the U.S. Dollar. The total notional amount of the contract is approximately $2,600. The Company must pay a floating interest rate on the outstanding notional amount of the contract. The interest rate is the Mexican Interbank Equilibrium Rate less 1.0%. The rate is reset every 28 days. The interest rate at December 29, 2001 is 6.915%. Unrealized gains and losses resulting from the impact of currency fluctuations on the value of this contract are recognized in earnings in the period when the exchange rates change. At December 29, 2001, no gain or loss has been recognized on this currency swap.

    These derivative financial instruments are for risk management purposes only and are not used for trading purposes.

    (k) Use of Estimates in the Preparation of Financial Statements. The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of income taxes, inventory reserves, accounts receivable reserves, and self insurance reserves.

    (l) Self-Insurance Reserves. The Company is self-insured for workers' compensation and medical insurance. Quaker has also purchased stop loss coverage for both types of risks in order to minimize the effect of a catastrophic level of claims. At the end of each accounting period, the reserves for incurred but not reported claims must be evaluated. Management evaluates claims experience on a regular basis in consultation with the Company's insurance advisors and makes adjustments to these reserves. Significant management judgments and estimates must be made and used in connection with evaluating the adequacy of self-insurance reserves. Material differences may result in the amount and timing of these costs for any period if management makes different judgments or uses different estimates.

    (m) Fair Value of Financial Instruments. The Company's financial instruments mainly consist of cash, accounts receivable, accounts payable, foreign currency financial instruments and long term debt. The carrying amounts of these financial instruments as of December 29, 2001 approximate their fair values due to the short term nature and terms of these instruments, and also the rates available to the Company for debt and foreign currency financial instruments with similar terms and remaining maturities.

    (n) Comprehensive Income. SFAS No. 130, 'Reporting Comprehensive Income,' requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Accordingly, the accompanying consolidated financial statements include a Statement of Comprehensive Income, which encompasses net income, unrealized loss on hedging instruments and foreign currency translation adjustments.

    (o) Shipping and Handling Costs. In Fiscal 2000, the Company adopted Emerging Issues Task Force (EITF) Issue 00-10, 'Accounting for Shipping and Handling Fees and Costs' (EITF 00-10). At adoption, EITF 00-10 required the Company to classify amounts billed to a customer in a sales transaction related to shipping and handling as revenues and classify similar costs in a sales transaction as cost of goods sold. The net effect of the adoption of EITF 00-10 resulted in the Company reclassifying net shipping costs from 'selling, general and administrative' expenses to 'net sales' and 'cost of products sold' within the consolidated statements of income.

    (p) Recently Issued Accounting Standards. In July 2001, the FASB issued SFAS No. 141, 'Business Combinations.' SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. See above for discussion of SFAS 142 and 144.

    (q) Revenue Recognition. Revenue is recognized from product sales when earned as required by generally accepted accounting principles and in accordance with SAB 101, 'Revenue Recognition in Financial Statements.' Revenues are recognized when product shipment has occurred. At that time, the price is fixed and determinable and collectability is reasonably assured, title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                     DECEMBER 29,   DECEMBER 30,
                                                         2001           2000
                                                         ----           ----
Land...............................................    $  4,280       $  4,180
Buildings and improvements.........................      30,939         22,305
Leasehold improvements.............................       4,864          4,730
Machinery and equipment............................     201,116        179,714
Furniture and fixtures.............................       1,900          1,849
Motor vehicles.....................................         190            273
Construction in progress...........................       3,814          2,150
                                                       --------       --------
                                                        247,103        215,201
Less -- Accumulated depreciation and
  amortization.....................................      87,684         73,272
                                                       --------       --------
                                                       $159,419       $141,929
                                                       --------       --------
                                                       --------       --------

    Included in machinery and equipment is equipment under capital lease of $2,795 and $8,183 as of December 29, 2001 and December 30, 2000, respectively. The Company is depreciating this leased equipment over economic useful lives of 15 to 20 years, which is greater than the lease terms, because the Company intends to exercise its options to purchase the equipment at the end of the initial lease terms at fair market value.

4. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                     DECEMBER 29,   DECEMBER 30,
                                                         2001           2000
                                                         ----           ----
Payroll and fringe benefits........................    $ 2,635         $3,212
Worker's compensation..............................      2,850          1,600
Vacation...........................................      1,664          1,503
Medical insurance..................................      1,100            865
Interest...........................................        821            907
Other..............................................      1,400            904
                                                       -------         ------
                                                       $10,470         $8,991
                                                       -------         ------
                                                       -------         ------

5. DEBT

    Debt consists of the following:

                                                     DECEMBER 29,   DECEMBER 30,
                                                         2001           2000
                                                         ----           ----
7.18% Senior Notes due October 10, 2007............    $30,000        $30,000
7.09% Senior Notes due October 10, 2005............     15,000         15,000
Unsecured credit facility payable to a bank........     18,500          7,700
                                                       -------        -------
                                                       $63,500        $52,700
                                                       -------        -------
                                                       -------        -------

    On October 10, 1997, the Company issued $30,000 of 7.18% Senior Notes and $15,000 of 7.09% Senior Notes (the 'Senior Notes'). The Senior Notes are unsecured and bear interest at fixed rates of 7.18% and 7.09%, payable semiannually. The Senior Notes may be prepaid in whole or in part prior to

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

maturity, at the Company's option, subject to a yield maintenance premium, as defined. Required principal payments of the Senior Notes are as follows:

                                                        7.18% NOTE   7.09% NOTE
                                                        ----------   ----------
October 10, 2003......................................   $    --      $ 5,000
October 10, 2004......................................        --        5,000
October 10, 2005......................................        --        5,000
October 10, 2006......................................    15,000           --
October 10, 2007......................................    15,000           --
                                                         -------      -------
                                                         $30,000      $15,000
                                                         -------      -------
                                                         -------      -------

    Under the terms of the unsecured credit facility (the 'Credit Agreement'), which was amended and restated on February 14, 2002, the Company may borrow up to $60,000 through January 31, 2007. Advances made under the Credit Agreement bear interest at either the prime rate plus 0.25% or the Eurodollar (Libor) rate plus an 'Applicable Margin,' as determined by the Company. The Applicable Margin on advances is adjusted quarterly based on the Company's Leverage Ratio as defined in the Credit Agreement. The Applicable Margin for Eurodollar (Libor) advances may range from 1.0% to 1.875%. The Company is also required to pay certain fees including a commitment fee which will vary based on the Company's Leverage Ratio. As of December 29, 2001, the commitment fee is 0.375% of the unused portion of the Credit Agreement which was $41,400, net of an outstanding letter of credit of approximately $100. As of December 29, 2001, the Company had $18,500 outstanding under the Credit Agreement at an effective interest rate of 3.16%. As of December 30, 2000, the Company had $7,700 outstanding under the Credit Agreement at an effective interest rate of 8.09%.

    Also on February 14, 2002, the Company issued $5,000 of 7.56% Series A Notes due February 2009 (the 'Series A Notes'). The Series A Notes are unsecured and bear interest at a fixed interest rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. In addition and also on February 14, 2002, the Company entered into a $45,000 non-committed Shelf Note agreement with an insurance company pursuant to which the Company may issue additional senior notes prior to February 14, 2005 with maturity dates of up to ten years.

    The Company is required to comply with a number of affirmative and negative covenants under the Credit Agreement, the Senior Notes, and the Series A Notes. Among other things, the Credit Agreement, the Senior Notes and the Series A Notes require the Company to satisfy certain financial tests and ratios (including interest coverage ratios, leverage ratios, and net worth requirements). The Credit Agreement, the Senior Notes and the Series A Notes also impose limitations on the Company's ability to incur additional indebtedness, create certain liens, incur capital lease obligations, declare and pay dividends, make certain investments, and purchase, merge or consolidate with or into any other corporation. As of December 29, 2001, the Company is in compliance with all debt covenants.

    As of December 29, 2001, total debt principal payments for each of the next five fiscal years and thereafter are as follows (after giving effect to the amended and restated Credit Agreement, but not the Series A Notes):

2002.......................................................  $    --
2003.......................................................    5,000
2004.......................................................    5,000
2005.......................................................    5,000
2006.......................................................   15,000
Thereafter.................................................   33,500
                                                             -------
                                                             $63,500
                                                             -------
                                                             -------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6. INCOME TAXES

    Income (loss) before provision for income taxes consists of:

                                                             FISCAL YEAR ENDED
                                                 ------------------------------------------
                                                 DECEMBER 29,   DECEMBER 30,    JANUARY 1,
                                                     2001           2000           2000
                                                     ----           ----           ----
Domestic.......................................    $15,193        $16,437         $3,039
Foreign........................................       (287)           402            150
                                                   -------        -------         ------
                                                   $14,906        $16,839         $3,189
                                                   -------        -------         ------
                                                   -------        -------         ------

    The following is a summary of the provision (benefit) for income taxes:

                                                             FISCAL YEAR ENDED
                                                 ------------------------------------------
                                                 DECEMBER 29,   DECEMBER 30,    JANUARY 1,
                                                     2001           2000           2000
                                                     ----           ----           ----
Federal
    Current....................................    $ 2,235        $ 1,572         $ (955)
    Deferred...................................      2,265          3,618          1,690
                                                   -------        -------         ------
                                                   $ 4,500        $ 5,190         $  735
                                                   -------        -------         ------
State
    Current....................................    $   565        $   219         $  220
    Deferred...................................        130            345             52
                                                   -------        -------         ------
                                                   $   695        $   564         $  272
                                                   -------        -------         ------
Foreign
    Current....................................    $    86        $    34         $   97
    Deferred...................................         77            106             12
                                                   -------        -------         ------
                                                   $   163        $   140         $  109
                                                   -------        -------         ------
                                                   $ 5,358        $ 5,894         $1,116
                                                   -------        -------         ------
                                                   -------        -------         ------

    A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the amount reflected in the accompanying consolidated statements of income is as follows:

                                                             FISCAL YEAR ENDED
                                                 ------------------------------------------
                                                 DECEMBER 29,   DECEMBER 30,    JANUARY 1,
                                                     2001           2000           2000
                                                     ----           ----           ----
Provision for income taxes at statutory rate...    $ 5,217        $ 5,894         $1,084
Increase in taxes resulting from:
    Amortization of goodwill...................         67             67             67
    State and foreign income taxes, net of
      federal benefit..........................        697            646            390
    Valuation allowance........................        839            391            473
Decrease in taxes resulting from:
    State investment tax credits, net of
      federal provision........................       (978)          (580)          (612)
    Extraterritorial income or foreign sales
      corporation benefit......................       (179)          (262)          (275)
    Other......................................       (305)          (262)           (11)
                                                   -------        -------         ------
                                                   $ 5,358        $ 5,894         $1,116
                                                   -------        -------         ------
                                                   -------        -------         ------

    The Company has available for use $1,273 of federal tax credit carryforwards, of which approximately $516 expire from 2003 to 2020. The remaining Federal tax credit carryforwards have no expiration dates. The timing and use of the tax credit carryforwards are limited under applicable federal

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

income tax legislation. In addition, the Company has approximately $5,709 of state investment tax credit carryforwards. These state tax credits have no expiration date, however, the timing and use of these credits is limited under applicable state income tax legislation. The Company has provided a valuation allowance for a portion of certain state tax credits that may not be realized.

    The significant items comprising the domestic deferred tax asset/liability are as follows:

                                                   DECEMBER 29, 2001     DECEMBER 30, 2000
                                                  -------------------   -------------------
                                                  CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                  -------   ---------   -------   ---------
Assets:
    Tax credit carryforwards....................  $  192    $  4,792    $  192    $  5,831
    Receivable reserves.........................     587          --       512          --
    Accrued fringe benefits.....................   1,611          --     1,086          --
    Other.......................................      --       1,647       311       1,380
                                                  ------    --------    ------    --------
        Total assets............................  $2,390    $  6,439    $2,101    $  7,211
        Valuation allowance.....................      --      (3,169)       --      (2,330)
                                                  ------    --------    ------    --------
        Total assets, net of valuation
          allowance.............................  $2,390    $  3,270    $2,101    $  4,881
                                                  ------    --------    ------    --------
Liabilities:
    Property basis differences..................  $   --    $(28,530)   $   --    $(27,281)
    Other.......................................     (21)         --        --          --
    Inventory basis differences.................    (594)         --      (791)         --
                                                  ------    --------    ------    --------
        Total liabilities.......................  $ (615)   $(28,530)   $ (791)   $(27,281)
                                                  ------    --------    ------    --------
            Net assets (liabilities)............  $1,775    $(25,260)   $1,310    $(22,400)
                                                  ------    --------    ------    --------
                                                  ------    --------    ------    --------

    The significant items comprising the foreign deferred tax asset/liability are as follows:

                                                   DECEMBER 29, 2001     DECEMBER 30, 2000
                                                  -------------------   -------------------
                                                  CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                  -------   ---------   -------   ---------
Assets:
    Net operating loss carryforwards............   $  --      $  --      $ 136      $  --
    Tax credit carryforwards....................     169         --         --         --
    Other.......................................     100         --         --         --
Liabilities:
    Inventory...................................   $(662)     $  --      $(606)     $  --
                                                   -----      -----      -----      -----
            Net assets (liabilities)............   $(393)     $  --      $(470)     $  --
                                                   -----      -----      -----      -----
                                                   -----      -----      -----      -----

7. COMMITMENTS AND CONTINGENCIES

    (a) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

    (b) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, resolution of one or more

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

    (c) Leases. The Company leases certain facilities and equipment under operating lease agreements and capital lease agreements that expire at various dates from the current year to the year 2010. As of December 29, 2001, the aggregate minimum future commitments under leases are as follows:

                                                             CAPITAL   OPERATING   TOTAL
                                                             LEASES     LEASES     LEASES
                                                             ------     ------     ------
2002.......................................................   $724      $2,775     $3,499
2003.......................................................     --       2,309      2,309
2004.......................................................     --         801        801
2005.......................................................     --         513        513
2006.......................................................     --         410        410
Thereafter.................................................     --         229        229
                                                              ----      ------     ------
                                                              $724      $7,037     $7,761
                                                                        ------     ------
                                                                        ------     ------
Less -- Amount representing interest.......................     27
                                                              ----
                                                              $697
Less -- Current portion....................................    697
                                                              ----
        Long term portion..................................   $  0
                                                              ----
                                                              ----

    Rent expense for operating leases for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $3,331, $3,094, and $3,050,
respectively.

    (d) Letters of Credit. In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. As of December 29, 2001 and December 30, 2000, the Company has issued or agreed to issue letters of credit totaling $100 for both years.

    (e) Employment Contract and Change-in-Control Agreements. In 1999, the Company's Board of Directors approved a second amendment to the President and Chief Executive Officer's Employment Agreement (the Employment Agreement). The Employment Agreement provides for Mr. Liebenow to continue to serve as President and Chief Executive Officer of the Company on a full-time basis through March 12, 2005, subject to an automatic three-year extension, unless terminated by the Company upon one year's prior notice.

    The Employment Agreement provides for a base salary of $600, subject to such annual increases as may be determined by the Board of Directors, as well as certain benefits and reimbursement of expenses. If the Employment Agreement had terminated as of December 29, 2001, Mr. Liebenow would have been entitled to receive $1,920 (in the event of a voluntary termination, termination for cause or for any other reason).

    During 1999, the Company entered into change-in-control agreements with the Company's other corporate officers. These agreements provide certain benefits to the Company's other officers in the event their employment with the Company is terminated as a result of a change-in-control as defined. The maximum contingent liability related to the change-in-control agreements is approximately $3.5 million.

8. STOCK OPTIONS

    The Company has several stock option plans (the Plans) in effect that provide for the granting of non-qualified stock options to directors, officers, and employees of the Company. Options under the Plans are generally granted at fair market value and vesting is determined by the Board of Directors.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

During 2001, an additional 225 shares of the Company's common stock were reserved for issuance under the Plans.

    Stock Option Activity. A summary of the Company's stock option activity is as follows:

                                             2001                   2000                   1999
                                     --------------------   --------------------   --------------------
                                                 WEIGHTED               Weighted               Weighted
                                                   AVG.                   Avg.                   Avg.
                                     NUMBER OF   EXERCISE   Number of   Exercise   Number of   Exercise
                                      SHARES      PRICE      Shares      Price      Shares      Price
                                      ------      -----      ------      -----      ------      -----
Options outstanding, beginning of
  year.............................    2,783      $5.28       1,976      $5.64       1,836      $ 5.71
Granted............................      356      $8.30         834      $4.53         146      $ 5.08
Exercised..........................      (85)     $2.43          (1)     $5.43          --      $   --
Forfeited..........................       (7)     $4.61         (26)     $8.98          (6)     $12.93
Options outstanding, end of year...    3,047      $5.71       2,783      $5.28       1,976      $ 5.64
Options exercisable................    1,807      $5.15       1,500      $4.42       1,250      $ 3.69
Options available for grant........      132         --         258         --         315          --
Weighted average fair value per
  share of options granted.........       --      $4.80          --      $2.70          --      $ 3.33

    The following table summarizes information for options outstanding and exercisable at December 29, 2001:

                                               Weighted       Weighted                     Weighted
                                                Average        Average                      Average
                                   Options     Exercise       Remaining        Options     Exercise
Range of Prices                  Outstanding     Price     Life (in years)   Exercisable     Price
---------------                  -----------     -----     ---------------   -----------     -----
$         0.80.................       556       $ 0.80          1.28              556       $ 0.80
$         1.37.................       120         1.37          2.64              120         1.37
$ 2.75 -  4.00.................       565         3.74          7.65              232         3.36
$ 4.25 -  5.50.................       603         5.09          7.70              239         5.14
$ 7.25 - 10.25.................     1,087         8.92          7.13              579         9.31
$13.00 - 17.67.................       116        16.46          6.45               81        15.96
                                    -----       ------          ----            -----       ------
                                    3,047       $ 5.71          6.07            1,807       $ 5.15
                                    -----       ------          ----            -----       ------
                                    -----       ------          ----            -----       ------

    At its regular meeting in December 2001, the Company's Board of Directors granted options to purchase 160 shares of common stock at an exercise price of $8.30 per share to certain individuals subject to shareholder approval of an increase of 750 shares in the number of shares available for grant under the Plans. Upon approval by the shareholders, the Company may be required to record a compensation charge during the vesting period equal to the difference between the exercise price and the fair value on the date of shareholder approval.

    Pro Forma Stock-Based Compensation Expense. SFAS No. 123, 'Accounting for Stock-Based Compensation,' sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted under SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. Had compensation cost for awards granted in Fiscal 2001, Fiscal 2000 and Fiscal 1999 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income and earnings per common share would have been as follows:

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               2001     2000      1999
                                                               ----     ----      ----
Net income
    As reported.............................................  $9,548   $10,945   $2,073
    Pro forma...............................................  $8,629   $ 9,959   $1,139
Earnings per common share -- basic
    As reported.............................................  $ 0.61   $  0.70   $ 0.13
    Pro forma...............................................  $ 0.55   $  0.64   $ 0.07
Earnings per common share -- diluted
    As reported.............................................  $ 0.58   $  0.68   $ 0.13
    Pro forma...............................................  $ 0.52   $  0.61   $ 0.07

    Pro forma compensation expense for options is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

    The fair value on the grant date of each option granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            2001      2000      1999
                                                            ----      ----      ----
Volatility...............................................    50.0%     49.9%     61.0%
Risk-free interest rate..................................     5.0%      6.0%      5.4%
Expected life of options.................................  7 YEARS   7 years   7 years
Dividends................................................    --        --        --

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options with no vesting or transferability restrictions. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions used can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

9. SEGMENT REPORTING

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

    Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                                              FISCAL YEAR ENDED
                                                   ----------------------------------------
                                                   DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                                       2001           2000          2000
                                                       ----           ----          ----
North America (excluding USA)....................    $27,200        $25,300       $20,500
Middle East......................................      3,300          3,500         5,500
South America....................................      3,300          1,500         1,200
Europe...........................................      4,800          5,300         6,600
All other areas..................................      3,700          5,700         5,400
                                                     -------        -------       -------
                                                     $42,300        $41,300       $39,200
                                                     -------        -------       -------
                                                     -------        -------       -------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    Gross sales by product category are as follows:

                                                              FISCAL YEAR ENDED
                                                   ----------------------------------------
                                                   DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                                       2001           2000          2000
                                                       ----           ----          ----
Fabric...........................................    $312,289       $282,846      $232,553
Yarn.............................................      23,217         23,922        22,430
                                                     --------       --------      --------
                                                     $335,506       $306,768      $254,983
                                                     --------       --------      --------
                                                     --------       --------      --------

10. EMPLOYEE BENEFIT PLANS
(reflects actual dollar and share amounts)

    The Company has established a 401(k) plan (the 401(k) Plan) for eligible employees of the Company who may contribute up to 15% of their annual salaries (up to $10,500) to the 401(k) Plan. All contributions made by an employee are fully vested and are not subject to forfeiture. Each year the Company contributes on behalf of each participating employee an amount equal to 100% of the first $200 contributed by each employee and 25% of the next $800 contributed by such employee, for a maximum annual Company contribution of $400 per employee. An employee is fully vested in the contributions made by the Company upon his or her completion of five years of participation in the 401(k) Plan.

    Effective October 1, 1997, the Company established an Employee Stock Purchase Plan (the ESPP) under which a maximum of 100,000 shares of common stock may be purchased by eligible employees. All full-time employees of the Company, other than officers of the Company, are eligible to participate in the ESPP.

    The ESPP provides for quarterly 'purchase periods' within each of the Company's fiscal years. Shares are purchased through payroll deductions (of not less than 1% nor more than 10% of compensation as defined, or up to a maximum of $10,000 in a designated dollar amount per year.) The purchase price for shares is 85% of the fair market value of the common stock at the date of purchase. For Fiscal Years 2001 and 2000, the Company issued 22,984 shares and 34,281 shares, respectively, under the Plan.

11. NON-RECURRING CHARGE

    In July 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $800. As a result, a non-recurring, pre-tax charge of $800 ($500 after-tax or $0.03 per diluted share) was recorded in the third quarter of Fiscal 2001.

TO QUAKER FABRIC CORPORATION:

    We have audited the accompanying consolidated balance sheets of Quaker Fabric Corporation (a Delaware corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quaker Fabric Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

                                         /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2002 (except with respect
to the matters discussed in Note 5,
as to which the date is February 14, 2002)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

GENERAL

    Overview. Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics and one of the largest producers of Jacquard upholstery fabrics in the world. The Company also manufactures specialty yarns, most of which are used in the production of the Company's fabric products. The balance is sold to manufacturers of home furnishings and other products.

    Overall demand levels in the furniture upholstery fabric sector are a function of overall demand for household furniture, which is, in turn, affected by general economic conditions, consumer confidence and disposable income levels, sales of new and existing homes, and interest rates.

    The Company's new order rate demonstrated weakness during the early part of 1999, but strengthened significantly as the year progressed, leading to record revenues during the fourth quarter of 1999 and a fourth quarter order rate which was up 44% in comparison to the same period of 1998. In addition, the Company continued to make substantial improvements in its overall service levels in 1999, significantly improving its delivery lead times. Quaker also further strengthened its balance sheet in 1999, reducing its long-term debt by nearly $9.0 million and thereby achieving a debt to total capitalization ratio of about 33% at year-end.

    Although both industry and macro-economic conditions began to weaken in May of 2000 and continued to deteriorate throughout the balance of the year, the momentum that started for Quaker during 1999 continued throughout 2000, culminating in record revenues for 2000 of $303.0 million and a dramatic increase in Quaker's bottom line profitability, with net income of $10.9 million. The Company also enjoyed strong cash flows in 2000, allowing it to reduce debt by an additional $7.2 million and resulting in a total debt to capital ratio of approximately 28.6% at year end.

    During 2001, Quaker once again demonstrated outstanding top line performance, particularly when compared to industry declines in the furniture sector, achieving record revenues of $331.1 million for the year, up 9.3%, with net income of $9.5 million, new orders up 18.5% during the fourth quarter versus the comparable period of 2000, and a production backlog at the end of 2001 of $43.0 million. The Company's order rate has remained strong into 2002, and management anticipates new spending of $32.0 million during 2002 to support Quaker's future growth, primarily for new equipment to further increase yarn, weaving and finishing capacity.

    Management believes that if economic conditions in the U.S. improve throughout 2002, substantial opportunities for Quaker would result. Management believes that the significant investments the Company has made in new product development, manufacturing equipment, new technology and market initiatives have positioned the Company to compete successfully during 2002. Uncertainty surrounding the global economic environment, however, could continue to put pressure on the Company's fabric sales into certain of its export markets over the near term. Additionally, continued softening in domestic demand for yarn products is expected to depress the Company's yarn revenues.

    Quarterly Operating Results. The following table sets forth certain condensed unaudited consolidated statements of income data for the eight fiscal quarters ended December 29, 2001, as well as certain data expressed as a percentage of the Company's total net sales for the periods indicated:

                                    FISCAL 2001                             FISCAL 2000
                       -------------------------------------   -------------------------------------
                        FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                       QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                       -------   -------   -------   -------   -------   -------   -------   -------
                                           (in thousands, except per share data)
Net sales............  $79,836   $84,637   $76,376   $90,256   $75,237   $80,487   $68,790   $78,471
Gross margin.........   17,319    17,785    15,213    20,042    16,307    19,070    14,850    17,899
Gross margin
  percentage.........    21.7%     21.0%     19.9%     22.2%     21.7%     23.7%     21.6%     22.8%
Operating income.....    5,823     5,863     1,520     5,821     4,687     7,234     4,146     5,609
Operating income
  percentage.........     7.3%      6.9%      2.0%      6.4%      6.2%      9.0%      6.0%      7.1%
Income before
  provision for
  income taxes.......  $ 4,802   $ 4,811   $   517   $ 4,776   $ 3,419   $ 5,940   $ 2,988   $ 4,492
                       -------   -------   -------   -------   -------   -------   -------   -------
Net income...........  $ 3,073   $ 3,079   $   331   $ 3,065   $ 2,222   $ 3,861   $ 1,942   $ 2,920
                       -------   -------   -------   -------   -------   -------   -------   -------
                       -------   -------   -------   -------   -------   -------   -------   -------
Earnings per common
  share -- basic.....  $  0.20   $  0.20   $  0.02   $  0.19   $  0.14   $  0.25   $  0.12   $  0.19
                       -------   -------   -------   -------   -------   -------   -------   -------
                       -------   -------   -------   -------   -------   -------   -------   -------
Earnings per common
  share -- diluted...  $  0.19   $  0.19   $  0.02   $  0.19   $  0.14   $  0.24   $  0.12   $  0.18
                       -------   -------   -------   -------   -------   -------   -------   -------
                       -------   -------   -------   -------   -------   -------   -------   -------

---------

The data reflected in this table has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of such information when read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this report.

                              -------------------

    The Company follows industry practice by closing its operating facilities for a one-to-two week period during July of each year. In 2001 and 2000, this shutdown period, and the resulting effect on sales, occurred in the third fiscal quarter.

    Product Mix. By offering a broad assortment of fabrics at each price point and in each styling category, the Company has positioned itself as a full service supplier of Jacquard and plain woven fabrics to the upholstered furniture segment. The following table sets forth certain information relating to the changes that have occurred in the Company's product mix and the average gross sales price of its fabrics since 1999:

                                                               FISCAL YEAR
                                  ---------------------------------------------------------------------
                                          2001                    2000                    1999
                                  ---------------------   ---------------------   ---------------------
                                             PERCENT OF              Percent of              Percent of
                                   AMOUNT      SALES       AMOUNT      SALES       AMOUNT      SALES
                                   ------      -----       ------      -----       ------      -----
                                                  (in thousands, except per yard data)
Gross fabric sales (dollars):
    Promotional-end fabrics.....  $ 65,896      21.1%     $ 47,314      16.7%     $ 44,542      19.2%
    Middle to better-end
      fabrics...................   246,393      78.9       235,532      83.3       188,011      80.8
                                  --------     -----      --------     -----      --------     -----
Gross fabric sales..............  $312,289     100.0%     $282,846     100.0%     $232,553     100.0%
                                  --------     -----      --------     -----      --------     -----
Gross fabric sales (yards):
    Promotional-end fabrics.....    16,669      29.4%       12,699      23.8%       12,877      26.8%
    Middle to better-end
      fabrics...................    40,049      70.6        40,681      76.2        35,159      73.2
                                  --------     -----      --------     -----      --------     -----
Gross fabric sales..............    56,718     100.0%       53,380     100.0%       48,036     100.0%
                                  --------     -----      --------     -----      --------     -----
Average gross sales price per
  yard:
    Promotional-end fabrics.....  $   3.95                $   3.73                $   3.46
    Middle to better-end
      fabrics...................      6.15                    5.79                    5.35
    Average per yard -- all
      fabrics...................      5.51                    5.30                    4.84

    Geographic Distribution of Fabric Sales. To develop markets for upholstery fabric outside the United States, the Company has placed substantial emphasis on building both direct exports from the United States as well as sales from its distribution centers in Mexico and Brazil. The following table sets forth certain information about the changes which have occurred in the geographic distribution of the Company's gross fabric sales since 1999:

                                                               FISCAL YEAR
                                  ---------------------------------------------------------------------
                                          2001                    2000                    1999
                                  ---------------------   ---------------------   ---------------------
                                             PERCENT OF              PERCENT OF              PERCENT OF
                                   AMOUNT      SALES       AMOUNT      SALES       AMOUNT      SALES
                                   ------      -----       ------      -----       ------      -----
                                                             (in thousands)
Gross fabric sales:
Domestic sales..................  $270,032      86.5%     $241,557      85.4%     $193,376      83.2%
Foreign sales(1)................    42,257      13.5        41,289      14.6        39,177      16.8
                                  --------     -----      --------     -----      --------     -----
Gross fabric sales..............  $312,289     100.0%     $282,846     100.0%     $232,553     100.0%
                                  --------     -----      --------     -----      --------     -----
                                  --------     -----      --------     -----      --------     -----

---------

(1) Foreign sales consists of both direct exports from the United States as well as sales from the Company's distribution centers in Mexico and Brazil.

CRITICAL ACCOUNTING POLICIES

    Financial Reporting Release No. 60, which was recently published by the Securities and Exchange Commission, recommends that all companies include a discussion of the critical accounting policies used in the preparation of their financial statements. The following is a brief discussion of the more significant accounting policies used by the Company.

GENERAL

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to accounts receivable reserves, inventory valuation and inventory reserves, and self-insurance reserves. Actual amounts could differ significantly from these estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS AND ALLOWANCES

    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among approximately 600 customers and no single customer represents more than 8.0% of the accounts receivable balance at December 29, 2001.

    Management analyzes historical sales and quality returns, current economic trends, and the Company's quality performance when evaluating the adequacy of the reserve for sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the reserve for sales returns and allowances in any accounting period. Material differences may result in the amount and timing of the Company's net sales for any period if management makes different judgments or uses different estimates.

INVENTORIES

    Inventory is valued using the last-in, first-out (LIFO) method. Approximately 84% of finished goods are produced upon receipt of a firm order. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months. A significant increase in demand for the Company's products could result in a short-term increase in the cost of inventory purchases and manufacturing costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, assumptions used in determining management's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Therefore, although every effort is made to ensure the accuracy of management's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and the Company's reported operating results.

SELF-INSURANCE RESERVES

    The Company is self-insured for workers' compensation and medical insurance. Quaker has also purchased stop loss coverage for both types of risks in order to minimize the effect of a catastrophic level of claims. At the end of each accounting period, the reserves for incurred but not reported claims must be evaluated. Management evaluates claims experience on a regular basis in consultation with the Company's insurance advisors and makes adjustments to these reserves. Significant management judgments and estimates must be made and used in connection with evaluating the adequacy of self-insurance reserves. Material differences may result in the amount and timing of these costs for any period if management makes different judgments or uses different estimates.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is depreciated over the estimated useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Reductions in the useful lives of the Company's fixed assets would have an adverse impact on the Company's financial results.

INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109, 'Accounting for Income Taxes.' This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that the Company would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

    Net Sales. Net sales for 2001 increased $28.1 million, or 9.3%, to $331.1 million from $303.0 million in 2000. Gross fabric sales increased due to increases in both domestic and foreign fabric sales. Gross fabric sales within the United States increased 11.8%, to $270.0 million in 2001 from $241.6 million in 2000. Foreign sales increased 2.3%, to $42.3 million in 2001 from $41.3 million in 2000. This increase was due to improved sales in Mexico and Canada as well as increased penetration of other international markets. Gross yarn sales decreased 2.9%, to $23.2 million in 2001 from $23.9 million in 2000.

    The gross volume of fabric sold increased 6.3%, to 56.7 million yards in 2001 from 53.4 million yards in 2000. The average gross sales price per yard increased 4.0%, to $5.51 in 2001 from $5.30 in 2000. The Company sold 1.6% fewer yards of middle to better-end fabrics and 31.3% more yards of promotional-end fabrics in 2001 than in 2000. The average gross sales price per yard of middle to better-end fabrics increased by 6.2%, to $6.15 in 2001 from $5.79 in 2000. The average gross sales price per yard of promotional-end fabrics increased by 5.9%, to $3.95 in 2001 from $3.73 in 2000.

    Gross Margin. The gross margin percentage for 2001 decreased to 21.2% as compared to 22.5% for 2000. The decrease was due to increased energy costs and raw material price increases. Also, as a consequence of uncertain market conditions in the furniture industry during the first half of the year, our customers changed their purchasing habits in terms of both the size and frequency of their orders. As a result, the Company's operating efficiencies were negatively affected by the need to produce a higher number of smaller customer orders. As order volume increased, particularly during the fourth quarter, the Company's overtime costs increased, adversely impacting the gross margin. Overtime costs for 2001 were 21% higher than 2000 and overtime costs for the second half of 2001 were 48% higher than the second half of 2000.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $50.5 million in 2001 from $46.5 million in 2000. Selling, general and administrative expenses as a percentage of net sales were 15.3% in both 2001 and 2000. The increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales and increased costs associated with foreign sales operations, offset by lower sampling costs.

    Non-recurring Charge. In July 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $800. As a result, a non-recurring, pre-tax, charge of $800 ($500 after-tax or $0.03 per diluted share) was recorded in the third quarter of 2001.

    Interest Expense, Net. Interest expense decreased to $4.1 million in 2001 from $4.9 million in 2000. Lower average levels of senior debt and lower rates of interest were the primary reasons for the decrease.

    Effective Tax Rate. The Company's effective tax rate was 36.0% for 2001 and 35.0% for 2000. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level. The effective tax rate increased in 2001 principally due to a lower tax benefit related to extraterritorial income. See Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report.

FISCAL 2000 COMPARED TO FISCAL 1999

    Net Sales. Net sales for 2000 increased $51.6 million, or 20.5%, to $303.0 million from $251.4 million in 1999. Gross fabric sales increased due to increases in both domestic and foreign fabric sales. Gross fabric sales within the United States increased 24.9%, to $241.6 million in 2000 from $193.4 million in 1999. Foreign sales increased 5.4%, to $41.3 million in 2000 from $39.2 million in 1999. This increase was due to improved sales in Mexico and Canada as well as increased penetration of other international markets. Gross yarn sales increased 6.7%, to $23.9 million in 2000 from $22.4 million in 1999.

    The gross volume of fabric sold increased 11.1%, to 53.4 million yards in 2000 from 48.0 million yards in 1999. The average gross sales price per yard increased 9.5%, to $5.30 in 2000 from $4.84 in 1999. The increase was principally due to a product shift to more middle to better-end fabrics. The Company sold 15.7% more yards of middle to better-end fabrics and 1.4% fewer yards of promotional-end fabrics in 2000 than in 1999. The average gross sales price per yard of middle to better-end fabrics increased by 8.2%, to $5.79 in 2000 from $5.35 in 1999. The average gross sales price per yard of promotional-end fabrics increased by 7.8%, to $3.73 in 2000 from $3.46 in 1999.

    Gross Margin. The gross margin percentage for 2000 increased to 22.5% as compared to 19.4% for 1999. The increase in the gross margin percentage was primarily due to lower per unit fixed overhead expenses resulting from higher sales volume, and higher sales volume of middle to better-end fabrics and yarn.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $46.5 million in 2000 from $40.6 million in 1999. Selling, general and administrative expenses as a percentage of net sales were 15.3% in 2000 and 16.1% in 1999. The increase in selling, general and administrative expenses was primarily due to increased expenses (primarily commissions, labor and fringes) resulting from higher sales volume during 2000, while the decrease as a percentage of net sales is attributable to the allocation of fixed costs over a higher sales base.

    Interest Expense, Net. Interest expense decreased to $4.9 million in 2000 from $5.1 million in 1999. Interest expense in 2000 reflects lower levels of senior debt compared to 1999, at higher rates of interest.

    Effective Tax Rate. The Company's effective tax rate was 35.0% for both 2000 and 1999. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to foreign sales corporation tax benefits at the federal level and investment tax credits at the state level. See Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, introduce new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance and (ii) an increase in the Company's working capital needs related to its sales growth, and
(iii) investment in the Company's IT systems.

    The primary source of the Company's liquidity and capital resources has been operating cash flow. The Company's net cash provided by operating activities was $27.7 million, $24.5 million and $23.4 million in 1999, 2000 and 2001 respectively. The Company has supplemented its operating cash flow with borrowings. Net borrowings (repayments) were ($9.2) million in 1999, ($7.4) million in 2000 and $8.8 million in 2001.

    Capital expenditures in 2000 and 2001 were $17.1 million and $32.6 million, respectively. Capital expenditures during 2001 were funded by operating cash flow and borrowings. Management anticipates that capital expenditures for new projects will total approximately $32.0 million in 2002, consisting principally of approximately $13.0 million for new production equipment to expand the Company's manufacturing capacity, $4.0 million for equipment to manufacture the top-of-the-bed products, $8.0 million for the construction cost of a new manufacturing facility, and $7.0 million of other capital expenditures. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

    As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997. The Senior Notes bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007.

    Also on February 14, 2002, the Company issued $5.0 million of 7.56% Series A Notes due February 2009 (the 'Series A Notes'). The Series A Notes are unsecured and bear interest at a fixed interest rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. In addition and also on February 14, 2002, the Company entered into a $45.0 million non-committed Shelf Note agreement with an insurance company pursuant to which the Company may issue additional senior notes prior to February 14, 2005 with maturity dates of up to ten years.

    The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of December 29, 2001, the Company had $18.5 million outstanding under the Credit Agreement and unused availability of $41.4 million. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this report.

    The Company is required to comply with a number of affirmative and negative covenants under the Credit Agreement, the Senior Notes, and the Series A Notes, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company; restrictions on the Company's ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. The Company is currently in compliance with all of the affirmative and negative covenants in the Credit Agreement and the Senior Notes and management believes the Company's continued compliance will not prevent the Company from operating in the normal course of business.

    The following table sets forth contractual obligations and commitments due as of December 29, 2001 (after giving effect to the amended and restated Credit Agreement, but not the Series A Notes):

                                                        PAYMENTS DUE BY PERIOD
                                         -----------------------------------------------------
                                                   LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                   TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                   -----     ------     ---------   ---------   -------
Long-Term Debt.........................  $63,500    $    0      $10,000     $20,000    $33,500
Capital Lease Obligations..............      697       697
Operating Leases.......................    7,037     2,775        3,110         923        229
                                         -------    ------      -------     -------    -------
    Total Contractual Cash
      Obligations......................  $71,234    $3,472      $13,110     $20,923    $33,729
                                         -------    ------      -------     -------    -------
                                         -------    ------      -------     -------    -------

INFLATION

    The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, by increasing employee productivity, and by reflecting the effects of inflation in the selling prices of the new products it introduces each year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words 'may,' 'will,' 'expect,' 'anticipate,' 'continue,' 'estimate,' 'project,' 'intend,' 'designed' and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, and effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

                        SUMMARY QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

    The following is a summary of the results of operations for each of the quarters within the years ended December 29, 2001 and December 30, 2000.

                                                           FIRST    SECOND     THIRD    FOURTH
                          2001                            QUARTER   QUARTER   QUARTER   QUARTER
                          ----                            -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES...............................................  $79,836   $84,637   $76,376   $90,256
GROSS MARGIN............................................   17,319    17,785    15,213    20,042
OPERATING INCOME........................................    5,823     5,863     1,520     5,821
NET INCOME..............................................  $ 3,073   $ 3,079   $   331   $ 3,065
EARNINGS PER COMMON SHARE-BASIC.........................  $  0.20   $  0.20   $  0.02   $  0.19
EARNINGS PER COMMON SHARE-DILUTED.......................  $  0.19   $  0.19   $  0.02   $  0.19

                                                           First    Second     Third    Fourth
                          2000                            Quarter   Quarter   Quarter   Quarter
                          ----                            -------   -------   -------   -------
Net sales...............................................  $75,237   $80,487   $68,790   $78,471
Gross margin............................................   16,307    19,070    14,850    17,899
Operating income........................................    4,687     7,234     4,146     5,609
Net income..............................................  $ 2,222   $ 3,861   $ 1,942   $ 2,920
Earnings per common share-basic.........................  $  0.14   $  0.25   $  0.12   $  0.19
Earnings per common share-diluted.......................  $  0.14   $  0.24   $  0.12   $  0.18

    The following summarizes common stock prices for the years ended December 29, 2001 and December 30, 2000.

                                                              PRICE PER SHARE
                                                              ----------------
                            2001                               HIGH      LOW
                            ----                               ----      ---
FIRST QUARTER...............................................  $ 9.13    $4.00
SECOND QUARTER..............................................  $11.10    $7.30
THIRD QUARTER...............................................  $ 9.98    $6.21
FOURTH QUARTER..............................................  $ 8.55    $6.50

                                                              Price Per Share
                                                              ---------------
                            2000                               High     Low
                            ----                               ----     ---
First Quarter...............................................  $5.25    $3.84
Second Quarter..............................................  $5.94    $4.63
Third Quarter...............................................  $6.56    $4.69
Fourth Quarter..............................................  $5.88    $3.50

---------

(1) The Company's common stock is traded over the counter and is quoted on the Nasdaq National Market under the symbol 'QFAB.'

(2) No dividends have been paid on the Company's common stock.

(3) As of March 25, 2002, there were approximately 86 record holders of common stock.

(4) The Company's Credit Agreement, Senior Notes, and Series A Notes contain restrictive covenants which limit the Company's ability to declare and pay dividends. Under the most restrictive of these covenants, as amended on February 14, 2002, $22.9 million was available for the payment of dividends as of December 29, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN CURRENCY RISK

    Approximately 3.6% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absense of hedging activities whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

    It is the Company's policy to minimize, for a period of time, the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments to hedge the fair value of foreign currency denominated intercompany payables. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Mexican peso and Brazilian real.

    At December 29, 2001, the Company had the following significant derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                            NOTIONAL     WEIGHTED
                                           AMOUNT IN     AVERAGE      NOTIONAL
                                             LOCAL       CONTRACT    AMOUNT IN       FAIR
   TYPE OF INSTRUMENT        CURRENCY       CURRENCY       RATE     U.S. DOLLARS     VALUE       MATURITY
   ------------------        --------       --------       ----        -----        ------      --------
Forward Contract........  Mexican Peso    24.0 million     9.47     $1.5 million   $ (26,000)  April 2002
Forward Contract........  Brazilian Real   2.6 million     2.87     $0.9 million   $(139,000)    May 2002
Currency Swap...........  Mexican Peso    24.0 million     9.13     $2.6 million      --       March 2003

    The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in approximately a $0.5 million unrealized gain; whereas a 10% weakening of the U.S. dollar would result in approximately a $0.5 million unrealized loss.

INTEREST RATE RISK

    Approximately 70% of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rates movements due to its fixed rate nature.

    Using a scenario analysis, the Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at December 29, 2001 and has determined that such a rate change would not have a material impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required under Item 8 is included in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders (the 'Proxy Statement') to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K

(i) Financial Statements

   Consolidated Balance Sheets -- December 29, 2001 and December 30, 2000

   Consolidated Statements of Income -- For the years ended December 29, 2001, December 30, 2000, and January 1, 2000

   Consolidated Statements of Comprehensive Income -- For the years ended December 29, 2001, December 30, 2000, and January 1, 2000

   Consolidated Statements of Changes in Stockholders' Equity -- For the years ended December 29, 2001, December 30, 2000, and January 1, 2000

   Consolidated Statements of Cash Flows -- For the years ended December 29, 2001, December 30, 2000, and January 1, 2000

    Notes to Consolidated Financial Statements

    Report of Independent Public Accountants

(ii) Financial Statement Schedules

    The following financial statement schedule of the Company included herein should be read in conjunction with the audited financial statements incorporated by reference in this Form 10-K.

    Schedule II -- Valuation and Qualifying Accounts

    Report of Independent Public Accountants on Supplemental Schedule to the Financial Statements

    All other schedules for the Company are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

    None.

(c) Exhibits

3(i)   -- Certificate of Incorporation of the Company, as amended.(1)
3(ii)  -- By-laws of the Company.(1)
10.1   -- Loan and Security Agreement, dated as of October 31, 1990, between the Company and Continental Bank N.A., as amended by
          Amendments Nos. 1 through 9 thereto.(1)
10.2   -- Securities Purchase Agreement, dated April 13, 1993, among the Company, MLGA Fund II, L.P. and MLGAL Partners, as
          amended by Amendment No. 1 thereto.(1)
10.3   -- Subscription Agreement, dated March 12, 1993, among the
          Company and MLGA Fund II, L.P., Nortex Holdings, Inc., QFC
          Holdings Corporation, and Larry Liebenow.(1)
10.4   -- Shareholders Agreement, dated March 12, 1993, by and among the Company, Larry Liebenow, Ira Starr, and Sangwoo Ahn.(1)
10.5   -- Employment Agreement, dated as of March 12, 1993, between the Company and Larry A. Liebenow.(1)
10.6   -- Director Indemnification Contract, dated October 18, 1989, between the Company and Larry A. Liebenow.(1)
10.7   -- Director Indemnification Contract, dated October 18, 1989, between the Company and Roberto Pesaro.(1)
10.8   -- Director Indemnification Contract, dated April 15, 1992, between the Company and Samuel A. Plum.(1)
10.9   -- Director Indemnification Contract, dated May 2, 1991,
          between the Company and Andrea Gotti-Lega.(1)
10.10  -- Severance Contract, dated August 15, 1988, between the
          Company and Thomas J. Finneran.(1)
10.11  -- Severance Contract, dated May 26, 1989, between the Company and James Dulude.(1)

10.12  -- Severance Contract, dated December 1, 1988, between the
          Company and Cynthia Gordan.(1)
10.13  -- Equipment Financing Lease Agreement, dated September 18,
          1992, between QFR and United States Leasing
          Corporation.(1)
10.14  -- Equipment Financing Lease Agreement, dated September 29,
          1992, between QFR and KeyCorp Leasing pursuant to a Notice of Assignment from U.S. Leasing.(1)
10.15  -- Equipment Financing Lease Agreement, dated February 16,
          1989, between QFR and Key Financial Services, Inc.(1)
10.16  -- Equipment Financing Lease Agreement, dated September 22,
          1992, between QFR and Dana Commercial Credit Corporation
          (Fleet National Bank).(1)
10.17  -- Equipment Financing Lease Agreement, dated October 8,
          1992, between QFR and Capital Associates International,
          Inc.(1)
10.18  -- Equipment Financing Loan Agreement, dated August 31,
          1992, between QFR and HCFS Business Equipment
          Corporation.(1)
10.19  -- Equipment Financing Lease Agreement, dated September 13,
          1991, between QFR and Sovran Leasing and Finance
          Corp/NationsBanc Leasing Corp.(1)
10.20  -- Equipment Financing Lease Agreement, dated December 18,
          1990, between QFR and IBM Credit Corporation.(1)
10.21 -- Equipment Financing Lease Agreement, dated May 5, 1993, between QFR and The CIT Group.(1)
10.22 -- Equipment Financing Lease Agreement, dated June 30, 1993, between QFR and AT&T Commercial Finance Corporation.(1)
10.23 -- Chicago, Illinois Showroom Lease, dated July 1, 1989, between the Company and LaSalle National Bank, Trustee.(1)
10.24  -- Hickory, North Carolina Showroom Lease, dated June 15,
          1993, between the Company and Hickory Furniture Mart,
          Inc.(6)
10.25  -- High Point, North Carolina Showroom Lease, dated
          November 6, 1991, between the Company and Market Square
          Limited Partnership.(1)
10.26  -- Los Angeles, California Showroom Lease, dated
          September 23, 1992, between the Company and The L.A.
          Mart.(1)
10.27  -- Tupelo, Mississippi Showroom Lease, dated December 14,
          1992, between the Company and Mississippi Furniture
          Market, Inc.(6)
10.28 -- Mexico City, Mexico Warehouse Lease, dated June 6, 1993, between Quaker Fabric Mexico, S.A. de C.V. and Irene Font
          Byrom.(1)
10.29  -- Licensing Agreement, dated May 17, 1990, between the
          Company as Licensee and General Electric Company.(1)
10.30 -- Licensing Agreement, dated September 24, 1990, between the Company as Licensee and Amoco Fabrics and Fibers
          Company.(1)
10.31 -- Software Licensing Agreement, dated October 29, 1987, between the Company as Licensee and System Software
          Associates.(1)
10.32  -- Licensing Agreement, dated June 5, 1974, between the
          Company and E.I. DuPont de Nemours & Company, Inc.(1)
10.33  -- Licensing Agreement, dated October 17, 1988, between the
          Company as Licensee and Monsanto Company.(1)
10.34  -- Licensing Agreement, dated July 28, 1987, between the
          Company as Licensee and Phillips Fibers Corporation.(1)
10.35 -- Software Licensing Agreement, dated July 7, 1988, between the Company as Licensee and Software 2000, Inc.(1)
10.36  -- Licensing Agreement, dated February 1, 1977, between the
          Company as Licensee and 3M.(1)
10.37 -- Software Licensing Agreement, dated April 8, 1992, between the Company as Licensee and Premenos
          Corporation.(1)
10.38 -- Software Licensing Agreement, dated March 19, 1993, between the Company as Licensee and Sophis U.S.A., Inc.(1)

10.39 -- Quaker Fabric Corporation 1993 Stock Option Plan and Form of Option Agreement thereunder.(1)
10.40  -- Option to Purchase Common Stock issued to Nortex
          Holdings, Inc., effective April 13, 1993.(1)
10.41  -- Amendment No. 1, dated as of October 25, 1993, to
          Shareholders Agreement, dated March 12, 1993, by and among the Company, Nortex Holdings, Inc., MLGA Fund II,
          L.P., MLGAL Partners, W. Wallace McDowell, Jr., William
          Ughetta, and Ira Starr.(1)
10.42 -- Quaker Fabric Corporation Deferred Compensation Plan and related Trust Agreement.(2)
10.43  -- Form of Split Dollar Agreement with Senior Officers.(2)
10.44 -- Credit Agreement, dated as of June 29, 1994, by and among the Company, The First National Bank of Boston, and
          Continental Bank, N.A.(3)
10.45 -- Equipment Schedule No. 5, dated as of September 14, 1994, to Master Lease Agreement, dated as of May 5, 1993, between QFR and the CIT Group/Equipment Financing, Inc.(4)
10.46  -- Commission and Sales Agreement, dated as of April 25,
          1994, between QFR and Quaker Fabric Foreign Sales
          Corporation.(4)
10.47 -- Stock Option Agreement, dated as of July 28, 1995, between the Company and Eriberto R. Scocimara.(5)
10.48  -- Amended and Restated Credit Agreement, dated
          December 18, 1995, among the Company, QFR, Quaker Textile
          Corporation, Quaker Fabric Mexico, S.A. de C.V., The First
          National Bank of Boston, and Fleet National Bank.(5)
10.49  -- Note Purchase and Private Shelf Agreement, dated
          December 18, 1995, among the Company, Prudential Insurance
          Company of America, and Pruco Life Insurance Company.(5)
10.50 -- Guarantee Agreement, dated as of December 18, 1995, among the Company, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
10.51 -- Amendment Agreement No. 1, dated as of March 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker
          Textile Corporation, Quaker Fabric Mexico, S.A. de C.V.,
          The First National Bank of Boston, and Fleet National
          Bank.(5)
10.52  -- 1996 Stock Option Plan for Key Employees of QFR, dated
          April 26, 1996.(6)
10.53 -- Amendment Agreement No. 2, dated as of October 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de
          C.V., The First National Bank of Boston, and Fleet
          National Bank.(6)
10.54 -- Software License Agreement dated October 31, 1996 between the Company and System Software Associates Inc.(6)
10.55  -- Medical Expense Reimbursement Plan.(6)
10.56  -- High Point, North Carolina Warehouse Lease, dated
          April 1, 1996 between QFR and C&M Investments of High
          Point, Inc.(6)
10.57 -- Standard Industrial Lease Agreement, dated May 10, 1996, between CIIF Associates II Limited Partnership and QFR.(6)
10.58 -- Rights Agreement dated March 4, 1997 between the Company and The First National Bank of Boston relating to the Company's Stockholder Rights Plan.(6)
10.59  -- 1997 Stock Option Plan.(6)
10.60  -- Amendment, dated as of February 24, 1997, to Employment
          Agreement between the Company and Larry A. Liebenow.(6)
10.61  -- Amendment No. 4, dated as of December 19, 1997 to the
          Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp.,
          Quaker Fabric Mexico, S.A. de C.V., the Company,
          BankBoston and Fleet National Bank.(7)
10.62  -- Employee Stock Purchase Plan, dated as of October 1,
          1997.(7)
10.63  -- Note Purchase Agreement dated October 10, 1997 among QFR,
          The Prudential Insurance Company of America, and Pruco
          Life Insurance Company.(7)
10.64  -- Guaranty Agreement, dated as of October 10, 1997, by the
          Company in favor of the Prudential Insurance Company of America and PrucoLife Insurance Company.(7)

10.65  -- Commercial Lease between QFR and Clocktower Enterprises,
          Inc., dated as of August 1, 1997.(7)
10.66 -- Lease between Robbins Manufacturing Co., Inc. and QFR, dated as of October 22, 1997.(7)
10.67 -- Lease between Tilly Realty Associates and QFR, dated as of December 9, 1997.(7)
10.68  -- Lease between 1 Lewiston Street, LLC and QFR, dated as of
          March 16, 1998.(7)
10.69 -- Purchase and Sale Agreement, dated August 7, 1998, between QFR and Rodney Realty Trust.(8)
10.70 -- Stock Option Agreement, dated as of October 19, 1998, between the Company and Mark R. Hellwig.(8)
10.71  -- Lease between ADAP, Inc. and QFR, dated as of
          December 11, 1998.(8)
10.72 -- Purchase and Sale Agreement, dated January 6, 1999, between QFR and Montaup Electric Company.(8)
10.73 -- Purchase and Sale Agreement, dated January 22, 1999, between QFR and Jefferson Realty Partnership.(8)
10.74  -- Amendment No. 6, dated as of March 26, 1999 to the
          Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp.,
          Quaker Fabric Mexico, S.A. de C.V., the Company,
          BankBoston and Fleet National Bank.(8)
10.75  -- Amendment No. 1, dated as of March 26, 1999 to the Note
          Purchase Agreement dated as of October 10, 1997 among QFR,
          The Prudential Insurance Company of America, and Pruco
          Life Insurance Company.(8)
10.76 -- Purchase and Sale Agreement, dated May, 1999, between QFR and The Center for Child Care and Development, Inc.(9)
10.77 -- Tax Increment Financing Agreement, dated May 27, 1999, between the City of Fall River and QFR.(9)
10.78 -- Memorandum of Understanding, dated July 1, 1999, between the City of Fall River and QFR.(9)
10.79  -- Lease between Frank B. Peters, Jr. and QFR, dated as of
          June 15, 1999.(9)
10.80  -- Amendment No. 7, dated as of September 30, 1999 to the
          Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp.,
          Quaker Fabric Mexico, S.A. de C.V., the Company,
          BankBoston and Fleet National Bank.(9)
10.81 -- Lease between Hamriyah Free Zone Authority and QFR, dated as of November 28, 1999.(9)
10.82 -- Form of change in control agreement, dated December 17, 1999, between the Company and each of its vice presidents.(9)
10.83  -- Agreement concerning change in control, dated
          December 17, 1999, between the Company and its controller.(9)
10.84  -- Amendment No. 1 to the Company's Deferred Compensation
          Plan, dated December 17, 1999.(9)
10.85 -- Amendment No. 1 to the Split Dollar Insurance Agreements between QFR and each of its officers.(9)
10.86  -- Amendment, dated as of December 17, 1999, to Employment
          Agreement between the Company and Larry A. Liebenow.(9)
10.87  -- 1999 Stock Purchase Loan Program and form of related
          Secured Promissory Note and Stock Pledge Agreement.(9)
10.88  -- Amendment No. 2, dated as of December 28, 1999 to the
          Note Purchase Agreement dated as of October 10, 1997 among
          QFR, The Prudential Insurance Company of America, and
          Pruco Life Insurance Company.(9)
10.89 -- Software License Agreement, dated December 29, 1999, between QFR as Licensee and Paragon Management Systems,
          Inc.(9)
10.90  -- Mexico City, Mexico Warehouse Lease, dated February 6,
          2000, between Quaker Fabric Mexico, S.A. de C.V. and Irene
          Font Byrom.(10)
10.91  -- Amendment to the 1997 Stock Option Plan.(10)
10.92  -- Lease between Sayre A. Litchman and QFR, dated June 30,
          2000.(10)

10.93  -- Software License Agreement dated April 30, 2001 between
          QFR and SSA Global Technologies, Inc.
10.94  -- Purchase and Sale Agreement, dated June 29, 2001, between
          QFR and Whaling Mfg. Co., Inc.
10.95  -- High Point, North Carolina Warehouse Lease Extension
          Agreement, dated July 29, 2001, between QFR and Bresmiro
          Associates, LLC.
10.96  -- Purchase and Sale Agreement, dated September 4, 2001, between QFR and Charles McAnsin Associates, LP.
10.97  -- Los Angeles Warehouse First Amendment to Standard
          Industrial Lease Agreement, dated September 24, 2001,
          between QFR and CIIF Associates II, LP.
10.98  -- Energy Supply Agreement, dated December 4, 2001, between
          QFR and Select Energy, Inc.
10.99  -- Second Amended and Restated Credit Agreement, dated
          February 14, 2002, among QFR, Quaker Textile Corp., Quaker
          Fabric Mexico, S.A. de C.V., the Company, and Fleet
          National Bank.
10.100 -- Note Purchase and Private Shelf Agreement, dated
          February 14, 2002, between QFR and The Prudential
          Insurance Company of America.
21     -- Subsidiaries.(5)
23     -- Consent of Arthur Andersen LLP.
99.1   -- Confirmation of Arthur Andersen LLP representations.

---------

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.

                                           QUAKER FABRIC CORPORATION

                                           By /s/ LARRY A. LIEBENOW
                                               .................................
                                              LARRY A. LIEBENOW
                                              CHIEF EXECUTIVE OFFICER,
                                              PRESIDENT, AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
          /S/ LARRY A. LIEBENOW             Chief Executive Officer, President,     March 22, 2002
 .........................................    and Director
           (LARRY A. LIEBENOW)

            /S/ PAUL J. KELLY               Vice President -- Finance (Chief        March 22, 2002
 .........................................    Financial and Accounting Officer)
             (PAUL J. KELLY)

             /S/ SANGWOO AHN                Chairman of the Board                   March 22, 2002
 .........................................
              (SANGWOO AHN)

           /S/ JERRY I. PORRAS              Director                                March 22, 2002
 .........................................
            (JERRY I. PORRAS)

        /S/ ERIBERTO R. SCOCIMARA           Director                                March 22, 2002
 .........................................
         (ERIBERTO R. SCOCIMARA)

                                                                     SCHEDULE II

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED JANUARY 1, 2000, DECEMBER 30, 2000 AND DECEMBER 29, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                   NET
                                                      BALANCE AT   PROVISIONS   DEDUCTIONS    BALANCE
                                                      BEGINNING    CHARGED TO      FROM       AT END
DESCRIPTIONS                                          OF PERIOD    OPERATIONS   ALLOWANCES   OF PERIOD
------------                                          ---------    ----------   ----------   ---------
Year Ended January 1, 2000
    Bad Debt Reserve................................    $1,093       $  571      ($  632)     $1,032
    Sales Returns & Allowances Reserve..............    $  846       $5,020      ($5,143)     $  723
Year Ended December 30, 2000
    Bad Debt Reserve................................    $1,032       $  957      ($  938)     $1,051
    Sales Returns & Allowances Reserve..............    $  723       $4,276      ($4,177)     $  822
Year Ended December 29, 2001
    Bad Debt Reserve................................    $1,051       $1,019      ($1,621)     $  449
    Sales Returns & Allowances Reserve..............    $  822       $4,682      ($4,241)     $1,263

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
         SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated February 4, 2002 (except with respect to the matters discussed in Note 5, as to which the date is February 14, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2002

GENERAL INFORMATION

DIRECTORS

SANGWOO AHN, Chairman
Partner
Morgan Lewis Githens & Ahn

LARRY A. LIEBENOW
President and CEO
Quaker Fabric Corporation

DR. JERRY I. PORRAS,
Lane Professor of Organizational
Behavior and Change, Emeritus
Stanford University Graduate
School of Business

ERIBERTO R. SCOCIMARA
President and Chief Executive Officer
Hungarian-American Enterprise Fund

COMMITTEES

AUDIT COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

STOCK OPTION COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

COMPENSATION COMMITTEE
Sangwoo Ahn
Larry A. Liebenow
Jerry I. Porras

OFFICERS

LARRY A. LIEBENOW
President and Chief
Executive Officer

MICHAEL E. COSTA
Controller

ANTHONY DEGOMES
Vice President
New Business Development

JAMES A. DULUDE
Vice President
Manufacturing

CYNTHIA L. GORDAN
Vice President, Secretary
and General Counsel

MARK R. HELLWIG
Vice President
Supply Chain Management

PAUL J. KELLY
Vice President -- Finance,
Treasurer and Chief Financial Officer

THOMAS H. MUZEKARI
Vice President
Sales and Marketing

BEATRICE SPIRES
Vice President
Styling and Design

NORMAN J. STURDEVANT
Vice President and Chief
Information Officer

DUNCAN WHITEHEAD
Vice President
Research and Development

CORPORATE DATA

CORPORATE OFFICE
Quaker Fabric Corporation
941 Grinnell Street
Fall River, Massachusetts 02721
(508) 678-1951
http://www.quakerfabric.com

ANNUAL MEETING
11:00 a.m., May 16, 2002
Hale & Dorr LLP
60 State Street
Boston, Massachusetts 02109

TRANSFER AGENT AND REGISTRAR
Equiserve Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940-3010
(781) 575-3120
http://www.equiserve.com

NASDAQ: QFAB

INDEPENDENT ACCOUNTANTS
Arthur Andersen LLP
225 Franklin Street
Boston, Massachusetts 02110

LEGAL COUNSEL
Proskauer Rose LLP
1585 Broadway
New York, New York 10036



                            STATEMENT OF DIFFERENCES
                           -------------------------

The trademark symbol shall be expressed as........................    'TM'
The registered trademark symbol shall be expressed as.............     'r'