Form 10-Q
period 2002-03-30
QUAKER FABRIC CORP /DE/
filed 2002-05-07
CIK 103341

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

For the quarterly period ended March 30, 2002

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

         As of May 6, 2002, 15,932,215 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

         PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share and share amounts)

                                                                                        March 30,      December 29,
                                                                                          2002             2001
                                                                                        --------         --------
ASSETS
Current assets:
         Cash                                                                           $    883         $    600
         Accounts receivable, less reserves of $1,865 and $1,712 at
           March 30, 2002 and December 29, 2001, respectively                             55,808           48,907
         Inventories                                                                      51,426           47,993
         Prepaid and refundable income taxes                                               1,828            1,800
         Production supplies                                                               1,372            1,336
         Prepaid insurance                                                                 1,139            1,316
         Other current assets                                                              4,972            5,082
                                                                                        --------         --------
                  Total current assets                                                   117,428          107,034
Property, plant and equipment, net                                                       165,094          159,419
Other assets:
         Goodwill, net                                                                     5,432            5,432
         Other assets                                                                      1,880            1,799
                                                                                        --------         --------
                  Total assets                                                          $289,834         $273,684
                                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion of capital lease obligations                                   $    628         $    697
         Accounts payable                                                                 22,611           23,269
         Accrued expenses                                                                 13,898           10,470
                                                                                        --------         --------
                  Total current liabilities                                               37,137           34,436
Long-term debt                                                                            71,000           63,500
Deferred income taxes                                                                     26,553           25,260
Other long-term liabilities                                                                2,072            1,985
Commitments and contingencies
Redeemable preferred stock:
         Series A convertible, $0.01 par value per share, liquidation preference
           $1,000 per share, 50,000 shares authorized, none issued                          --               --
Stockholders' equity:
         Common stock, $0.01 par value per share, 40,000,000 shares authorized;
           15,857,277 and 15,825,196 shares issued and outstanding as of
           March 30, 2002 and December 29, 2001, respectively                                159              158
         Additional paid-in capital                                                       84,418           84,230
         Retained earnings                                                                69,836           65,408
         Accumulated other comprehensive loss                                             (1,341)          (1,293)
                                                                                        --------         --------
                  Total stockholders' equity                                             153,072          148,503
                                                                                        --------         --------
                  Total liabilities and stockholders' equity                            $289,834         $273,684
                                                                                        ========         ========

        The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                                 Three Months Ended
                                                              -----------------------
                                                              March 30,       March 31,
                                                                2002            2001
                                                              --------        -------
Net sales                                                     $100,032        $79,836
Cost of products sold                                           77,432         62,517
                                                              --------        -------
Gross profit                                                    22,600         17,319
Selling, general and administrative expenses                    14,497         11,496
                                                              --------        -------
Operating income                                                 8,103          5,823
Other expenses:
  Interest expense                                               1,069          1,017
  Other, net                                                         5              4
                                                              --------        -------
Income before provision for income taxes                         7,029          4,802
Provision for income taxes                                       2,601          1,729
                                                              --------        -------
Net income                                                    $  4,428        $ 3,073
                                                              ========        =======
Earnings per common share - basic (Note 1)                    $   0.28        $  0.20
                                                              ========        =======
Earnings per common share - diluted (Note 1)                  $   0.26        $  0.19
                                                              ========        =======
Weighted average shares outstanding - basic (Note 1)            15,858         15,724
                                                              ========        =======
Weighted average shares outstanding - diluted (Note 1)          16,744         16,333
                                                              ========        =======
-------------------------------------------------------------------------------------


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                 Three Months Ended
                                                              -----------------------
                                                              March 30,       March 31,
                                                                2002            2001
                                                              --------        -------
Net income                                                    $  4,428        $ 3,073
Foreign currency translation adjustments                             2              4
Unrealized loss on hedging instruments                             (50)           (25)
                                                              --------        -------
Comprehensive income                                          $  4,380        $ 3,052
                                                              ========        =======

       The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                             Three Months Ended
                                                                          -----------------------
                                                                          March 30,       March 31,
                                                                            2002            2001
                                                                          -------         -------
Cash flows from operating activities:
  Net income                                                              $ 4,428         $ 3,073
  Adjustments to reconcile net
    income to net cash provided
    by operating activities-
      Depreciation and amortization                                         4,188           3,649
      Deferred income taxes                                                 1,293             841
      Tax benefit related to exercise of common stock options                  65            --
      Changes in operating assets and liabilities-
           Accounts receivable                                             (6,901)         (2,157)
           Inventories                                                     (3,433)         (2,424)
           Prepaid expenses and other assets                                  252           1,932
           Accounts payable and accrued expenses                            2,770          (1,376)
           Other long-term liabilities                                         87               9
                                                                          -------         -------
               Net cash provided by operating activities                    2,749           3,547
                                                                          -------         -------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                (9,843)         (1,983)
                                                                          -------         -------
Cash flows from financing activities:
  Repayments of capital lease obligations                                     (69)           (249)
  Change in revolving credit facility                                       2,500          (1,200)
  Proceeds from issuance of long-term debt                                  5,000            --
  Proceeds from exercise of common stock options and
    issuance of shares under the employee stock purchase plan                 124              26
  Capitalization of deferred financing costs                                 (130)           --
                                                                          -------         -------
               Net cash provided by (used in) financing activities          7,425          (1,423)
                                                                          -------         -------
Effect of exchange rates on cash                                              (48)            (21)
                                                                          -------         -------
Net increase in cash                                                          283             120
Cash, beginning of period                                                     600             440
                                                                          -------         -------
Cash, end of period                                                       $   883         $   560
                                                                          =======         =======

       The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)

Note 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (Company) as of March 30, 2002 and December 29, 2001 and the results of their operations and cash flows for the three months ended March 30, 2002 and March 31, 2001. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. Certain reclassifications have been made to the prior year financial statements for consistent presentation with the current year.

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

                                                   Three Months Ended
                                                 ---------------------
                                                 March 30,     March 31,
                                                   2002          2001
                                                  ------        ------
                                                     (In thousands)
Weighted average common shares outstanding        15,858        15,724
Dilutive potential common shares                     886           609
                                                  ------        ------
Weighted average common shares outstanding
     and dilutive potential common shares         16,744        16,333
                                                  ======        ======
Antidilutive options                                 581           865
                                                  ======        ======

Note 2 - INVENTORIES

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

         Inventories at March 30, 2002 and December 29, 2001 consisted of the following:

                              March 30,    December 29,
                                2002           2001
                              -------        -------
Raw materials                 $20,472        $20,816
Work-in-process                11,716         10,605
Finished goods                 17,702         15,036
                              -------        -------
     Inventory at FIFO         49,890         46,457
LIFO reserve                    1,536          1,536
                              -------        -------
     Inventory at LIFO        $51,426        $47,993
                              =======        =======

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

         Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                       Three Months Ended
                                     ----------------------
                                    March 30,       March 31,
                                       2002           2001
                                     -------        -------
                                         (In thousands)
North America (excluding USA)        $ 6,908        $ 6,377
Middle East                            2,018          1,257
South America                            772            687
Europe                                 1,089          1,136
All Other                                645            884
                                     -------        -------
                                     $11,432        $10,341
                                     =======        =======

Gross sales by product category are as follows:

                                       Three Months Ended
                                     -----------------------
                                     March 30,      March 31,
                                       2002            2001
                                     --------        -------
                                          (In thousands)
                                          --------------
Fabric                               $ 97,616        $76,024
Yarn                                    3,608          4,681
                                     --------        -------
                                     $101,224        $80,705
                                     ========        =======


Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The Company has adopted the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to test all goodwill for impairment at least annually and to cease amortization of this asset. Amortization expense was approximately $48 for the three months ended March 31, 2001. The provisions of SFAS No.142 apply to all goodwill regardless of when it was acquired. At March 30, 2002, the Company does not believe that the carrying value of goodwill has been impaired.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which superceded SFAS No. 121 and aspects of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with respect to discontinued operations. Adoption of the standard is required no later than the first quarter of fiscal 2002. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2001" ended December 29, 2001 and "Fiscal 2002" will end January 4, 2003. The first three months of Fiscal 2001 and Fiscal 2002 ended March 31, 2001 and March 30, 2002, respectively.

Critical Accounting Policies

         The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on From 10-K for the year ended December 29, 2001.

Results of Operations

         Net sales for the first quarter of 2002 increased $20.2 million or 25.3%, to $100.0 million from $79.8 million for the first quarter of 2001. The average gross sales price per yard increased 0.7%, to $5.59 for the first quarter of 2002 from $5.55 for the first quarter of 2001. The gross volume of fabric sold increased 27.6%, to 17.5 million yards for the first quarter of 2002 from 13.7 million yards for the first quarter of 2001. Middle to better-end fabrics represented 75.4% of fabric sales during the first quarter of 2002 compared to 82.2% in the first quarter of 2001. The Company sold 12.5% more yards of middle to better-end fabrics and 72.7% more yards of promotional-end fabrics in the first quarter of 2002 than in the first quarter of 2001. The average gross sales price per yard of middle to better-end fabrics increased by 4.8%, to $6.39 in the first quarter of 2002 as compared to $6.10 in the first quarter of 2001. The average gross sales price per yard of promotional-end fabric increased by 2.8%, to $4.04 in the first quarter of 2002 as compared to $3.93 in the first quarter of 2001.

         Gross fabric sales within the United States increased 31.2%, to $86.2 million in the first quarter of 2002 from $65.7 million in the first quarter of 2001. Foreign and Export sales increased 10.6%, to $11.4 million in the first quarter of 2002 from $10.3 million in the first quarter of 2001. Gross yarn sales decreased 22.9%, to $3.6 million in the first quarter of 2002 from $4.7 million in the same period of 2001.

         The gross profit margin for the first quarter of 2002 increased to 22.6%, as compared to 21.7% for the first quarter of 2001. The increase in the gross margin percentage was primarily due to an increase in the absorption of fixed costs by higher production volume, partially offset by increases in manufacturing overtime costs.

         Selling, general and administrative expenses increased to $14.5 million for the first quarter of 2002 from $11.5 million for the first quarter of 2001. Selling, general and administrative expenses as a percentage of net sales increased to 14.5% in the first quarter of 2002 from 14.4% in the first quarter of 2001. The increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales, increased costs associated with foreign operations and higher sampling expenses.

         Interest expense increased to $1.1 million for the first quarter of 2002 from $1.0 million for the first quarter of 2001 mainly due to higher average levels of senior debt.

         The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 37.0% for the first quarter of 2002 and 36.0% for the first quarter of 2001. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         Net income for the first quarter of 2002 increased to $4.4 million or $0.26 per common share-diluted, from $3.1 million or $0.19 per common share-diluted for the first quarter of 2001.

Liquidity and Capital Resources

         The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, introduce new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance (ii) an increase in the Company's working capital needs related to its sales growth, and (iii) investments in the Company's IT systems.

         Capital expenditures in the first three months of 2001 and 2002 were $2.0 million and $9.8 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures for new projects will total approximately $40.0 million in 2002, including approximately $26.0 million for new production equipment to expand the Company's manufacturing capacity, $4.0 million for equipment related to the manufacture of top-of-the-bed products, $8.0 million to cover the initial phases of construction at the 60 acre site on which the Company plans to build a new manufacturing facility, and $2.0 million of other capital expenditures. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

         The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997. The Senior Notes bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007.

         On February 14, 2002, the Company issued $5.0 million of 7.56% Series A Notes due February 2009 (the "Series A Notes"). The Series A Notes are unsecured and bear interest at a fixed rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. In addition and also on February 14, 2002, the Company entered into a $45.0 million non-committed Shelf Note agreement with an insurance company pursuant to which the Company may issue additional senior notes prior to February 14, 2005 with maturity dates of up to ten years.

         The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of March 30, 2002, the Company had $21.0 million outstanding under the Credit Agreement and unused availability of $38.9 million. See Note 5 of Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K.

         The Company is required to comply with a number of affirmative and negative convenants under the Credit Agreement, the Senior Notes, and the Series A Notes, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company; restrictions on the Company's ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. The Company is currently in compliance with all the affirmative and negative convenants in the Credit Agreement, the Senior Notes, and the Series A Notes and management believes the Company's continued compliance will not prevent the Company from operating in the normal course of business.

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

Cautionary Statement Regarding Forward-Looking Information

         Statements contained in this report, as well as oral statements made by the Company that are prefaced by the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

Quantitative and Qualitative Disclosures about Market Risk
                     (In thousands)

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign currency risk

         Approximately 3.6% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absence of hedging activities whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

         At March 30, 2002, the Company has the following significant derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                                Notional        Weighted
                                                Amount in        Average      Notional
                                                  Local          Contract     Amount in
Type of Instrument           Currency            Currency          Rate      U.S. Dollars     Fair Value     Maturity
------------------           --------            --------          ----      ------------     ----------     --------
Forward Contract           Mexican Peso        12.0 million        9.34      $1.3 million      $(24,000)     Sep. 2002
Forward Contract           Brazilian Real       1.9 million        2.64      $0.7 million      $(74,000)     Aug. 2002
Currency Swap              Mexican Peso        24.0 million        9.13      $2.6 million      $(62,000)     Mar. 2003


Interest Rate Risk

         Approximately 70% of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

         The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at March 30, 2002 and has determined that such a rate change would not have a material impact on the Company.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                   (A) Exhibits

                           None

                   (B) There were no reports on Form 8-K filed during the three months ended March 30, 2002.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUAKER FABRIC CORPORATION

Date: May 6, 2002                      By: /s/ Paul J. Kelly
      --------------------------           ------------------------------------
                                           Paul J. Kelly
                                           Vice President - Finance
                                           and Treasurer