Form 10-Q
period 2002-06-29
QUAKER FABRIC CORP /DE/
filed 2002-08-12
CIK 103341

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

For the quarterly period ended June 29, 2002
                                       OR

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

         As of August 12, 2002, 16,139,781 shares of Registrant's Common Stock, $0.01 par value, were outstanding.


-------------------------------------------------------------------------------

         PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share and share amounts)

                                                                                            June 29,             December 29,
                                                                                             2002                   2001
                                                                                     ---------------------   -----------------
ASSETS                                                                                   (Unaudited)              (Audited)
Current assets:
         Cash                                                                              $   1,377              $    600
         Accounts receivable, less reserves of $1,851 and $1,712 at
           June 29, 2002 and December 29, 2001, respectively                                  53,874                48,907
         Inventories                                                                          55,288                47,993
         Prepaid and refundable income taxes                                                   1,889                 1,800
         Production supplies                                                                   1,371                 1,336
         Prepaid insurance                                                                       928                 1,316
         Other current assets                                                                  6,151                 5,082
                                                                                            ---------             ---------
                  Total current assets                                                       120,878               107,034
Property, plant and equipment, net                                                           171,514               159,419
Other assets:
         Goodwill, net                                                                         5,432                 5,432
         Other assets                                                                          1,799                 1,799
                                                                                            ---------             ---------
                  Total assets                                                              $299,623              $273,684
                                                                                            =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion of capital lease obligations                                       $    191              $    697
         Accounts payable                                                                     23,264                23,269
         Accrued expenses                                                                     10,736                10,470
                                                                                            ---------             ---------
                  Total current liabilities                                                   34,191                34,436
Long-term debt                                                                                75,800                63,500
Deferred income taxes                                                                         28,376                25,260
Other long-term liabilities                                                                    2,001                 1,985
Commitments and contingencies
Redeemable preferred stock:
         Series A convertible, $0.01 par value per share, liquidation preference
           $1,000 per share, 50,000 shares authorized, none issued                             --                    --
Stockholders' equity:
         Common stock, $0.01 par value per share, 40,000,000 shares authorized;
           16,080,515 and 15,825,196 shares issued and outstanding as of
           June 29, 2002 and December 29, 2001, respectively                                     161                   158
         Additional paid-in capital                                                           86,311                84,230
         Retained earnings                                                                    74,317                65,408
         Accumulated other comprehensive loss                                                 (1,534)               (1,293)
                                                                                            ---------             ---------
                  Total stockholders' equity                                                 159,255               148,503
                                                                                            ---------             ---------
                  Total liabilities and stockholders' equity                                $299,623              $273,684
                                                                                            =========             =========

 The accompanying notes are an integral part of these consolidated financial statements


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                                             Three Months Ended         Six Months Ended
                                                                           ----------------------  ------------------------
                                                                            June 29,    June 30,    June 29,     June 30,
                                                                             2002         2001        2002         2001
                                                                                           (Unaudited)
Net sales                                                                 $ 101,931    $  84,637   $ 201,963    $ 164,473
Cost of products sold                                                        78,803       66,852     156,235      129,369
                                                                          ---------    ---------   ---------    ---------
Gross profit                                                                 23,128       17,785      45,728       35,104
Selling, general and administrative expenses                                 14,887       11,922      29,384       23,418
                                                                          ---------    ---------   ---------    ---------
Operating income                                                              8,241        5,863      16,344       11,686
Other expenses:
  Interest expense                                                            1,139        1,041       2,208        2,058
  Other, net                                                                    (11)          11          (6)          15
                                                                          ---------    ---------   ---------    ---------
Income before provision for income taxes                                      7,113        4,811      14,142        9,613
Provision for income taxes                                                    2,632        1,732       5,233        3,461
                                                                          ---------    ---------   ---------    ---------
Net income                                                                $   4,481    $   3,079   $   8,909    $   6,152
                                                                          =========    =========   =========    =========

Earnings per common share - basic (Note 1)                                $    0.28    $    0.20   $    0.56    $    0.39
                                                                          =========    =========   =========    =========

Earnings per common share - diluted (Note 1)                              $    0.26    $    0.19   $    0.53    $    0.38
                                                                          =========    =========   =========    =========

Weighted average shares outstanding - basic (Note 1)                         15,972       15,733      15,915       15,729
                                                                          =========    =========   =========    =========

Weighted average shares outstanding - diluted (Note 1)                       17,063       16,588      16,904       16,328
                                                                          =========    =========   =========    =========

Note: Earnings per common share amounts for the quarters and for the six month periods presented have each been calculated separately. Accordingly, quarterly amounts may not add to the six month period amounts.

              -----------------------------------------------------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                               Three Months Ended       Six Months Ended
                                                             ---------------------  ---------------------
                                                               June 29,   June 30,   June 29,   June 30,
                                                                  2002      2001       2002       2001
                                                               -------    -------   -------    -------
                                                                             (Unaudited)
Net income                                                     $ 4,481   $ 3,079     $ 8,909    $ 6,152
Foreign currency translation adjustment                           (243)      115        (241)       119
Derivative instrument adjustment                                    50        16           0         (9)
                                                               -------   -------     -------    -------
Comprehensive income                                           $ 4,288   $ 3,210     $ 8,668    $ 6,262
                                                               =======   =======     =======    =======

 The accompanying notes are an integral part of these consolidated financial statements


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                   Six Months Ended
                                                         ---------------------------------------
                                                                June 29,         June 30,
                                                                 2002             2001
                                                         ------------------   -------------
                                                                       (Unaudited)
Cash flows from operating activities:
  Net income                                                    $  8,909    $  6,152
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                8,582       7,470
      Stock option compensation expense                               26        --
      Deferred income taxes                                        3,116       1,724
      Tax benefit related to exercise of common stock options
           and stock option compensation expense                     733        --
      Changes in operating assets and liabilities:
           Accounts receivable                                    (4,967)     (5,333)
           Inventories                                            (7,295)     (1,768)
           Prepaid expenses and other assets                        (716)        167
           Accounts payable and accrued expenses                     261      (2,245)
           Other long-term liabilities                                16         (71)
                                                                --------    --------
               Net cash provided by operating activities           8,665       6,096


Cash flows from investing activities:
  Purchase of property, plant and equipment                      (20,636)     (6,656)
                                                                --------    --------

Cash flows from financing activities:
  Change in revolving credit facility                              7,300       2,300
  Repayments of capital leases obligations                          (506)     (1,648)
  Proceeds from exercise of common stock options and
    issuance of shares under the employee stock purchase plan      1,325          96
  Proceeds from issuance of long-term debt                         5,000        --
  Capitalization of deferred financing costs                        (130)       --
                                                                --------    --------
               Net cash provided by financing activities          12,989         748
                                                                --------    --------
Effect of exchange rates on cash                                    (241)        110
                                                                --------    --------
Net increase in cash                                                 777         298
Cash, beginning of period                                            600         440
                                                                --------    --------
Cash, end of period                                             $  1,377    $    738
                                                                ========    ========

 The accompanying notes are an integral part of these consolidated financial statements


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


Note 1 - BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (Company) as of June 29, 2002 and December 29, 2001 and the results of their operations and cash flows for the six months ended June 29, 2002 and June 30, 2001.The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended June 29, 2002 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.


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


                                                            Three Months Ended          Six Months Ended
                                                            -------------------         ----------------
                                                           June 29,    June 30,        June 29,    June 30,
                                                             2002        2001            2002        2001
                                                             ----        ----            ----        ----
                                                                      (In thousands)
Weighted average common shares outstanding                 15,972       15,733         15,915     15,729
Dilutive potential common shares                            1,091          855            989        599
                                                           ------       ------         ------     ------
Weighted average common shares outstanding
     and dilutive potential common shares                  17,063       16,588         16,904     16,328
                                                           ======       ======         ======     ======
Antidilutive options                                           86          591            334        705
                                                           ======       ======         ======     ======

Note 2 - INVENTORIES

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out
(LIFO) method.

         Inventories at June 29, 2002 and December 29, 2001 consisted of the following:



                                                       June 29,                   December 29,
                                                         2002                         2001
                                                         ----                         ----
         Raw materials                                $ 20,933                       $ 20,816
         Work-in-process                                13,122                         10,605
         Finished goods                                 18,904                         15,036
                                                     ---------                      ---------
              Inventory at FIFO                         52,959                         46,457
         LIFO adjustment                                 2,329                          1,536
                                                     ---------                      ---------
              Inventory at LIFO                       $ 55,288                       $ 47,993
                                                      ========                      =========



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

         Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:


                                                                  Three Months Ended          Six Months Ended
                                                              -------------------------    ---------------------
                                                               June 29,     June 30,        June 29,    June 30,
                                                                 2002          2001           2002       2001
                                                                 ----          ----           ----       ----
                                                                                (In thousands)
North America (excluding USA)                                   $ 8,617     $ 7,520         $15,525     $13,897
Middle East                                                         815         784           2,833       2,041
South America                                                       737       1,107           1,509       1,794
Europe                                                            1,511       1,204           2,600       2,340
All Other                                                         1,121         976           1,766       1,860
                                                                -------     -------         -------    --------
                                                                $12,801     $11,591         $24,233     $21,932
                                                                =======     =======         =======    ========

Gross sales by product category are as follows:

                                                                   Three Months Ended      Six Months Ended
                                                                   ------------------      ----------------
                                                                  June 29,     June 30,   June 29,   June 30,
                                                                    2002         2001       2002       2001
                                                                    ----         ----       ----       ----
                                                                                  (In thousands)
Fabric                                                           $  97,842     $78,004    $195,458   $154,028
Yarn                                                                 5,571       7,609       9,179     12,290
                                                                   -------      ------    --------   --------
                                                                  $103,413     $85,613    $204,637   $166,318
                                                                  ========     =======    ========   ========

Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS


         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The Company has adopted the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to test all goodwill for impairment at least annually and to cease amortization of this asset. Amortization expense was approximately $96 for the six months ended June 30, 2001. The provisions of SFAS No.142 apply to all goodwill regardless of when it was acquired. At June 29, 2002, the Company does not believe that the carrying value of goodwill has been impaired.

         In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets," which superceded SFAS No. 121 and aspects of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with respect to discontinued operations. The Company has adopted the requirements of SFAS No. 144 effective December 30, 2001. The adoption of SFAS No. 144 did not have any impact on the Company's financial position or results of operations.


Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2001" was a 52 week period ended December 29, 2001. "Fiscal 2002" will be a 53 week period ending January 4, 2003. The first six months of Fiscal 2001 and Fiscal 2002 ended June 30, 2001 and June 29, 2002, respectively.


Critical Accounting Policies

         The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first six months of

2002 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.


Results of Operations -Quarterly Comparison

         Net sales for the second quarter of 2002 increased $17.3 million or 20.4%, to $101.9 million from $84.6 million for the second quarter of 2001. The overall average gross sales price per yard decreased 0.5%, to $5.43 for the second quarter of 2002 from $5.46 for the second quarter of 2001. The average gross sales price per yard of middle to better-end fabrics increased by 3.5%, to $6.28 in the second quarter of 2002 as compared to $6.07 in the second quarter of 2001. The average gross sales price per yard of promotional-end fabric increased by 1.8%, to $3.98 in the second quarter of 2002 as compared to $3.91 in the second quarter of 2001. The gross volume of fabric sold increased 26.2%, to 18.0 million yards for the second quarter of 2002 from 14.3 million yards for the second quarter of 2001. Middle to better-end fabrics represented 72.9% of fabric sales during the second quarter of 2002 compared to 79.9% in the second quarter of 2001. The Company sold 10.6% more yards of middle to better-end fabrics and 66.0% more yards of promotional-end fabrics in the second quarter of 2002 than in the second quarter of 2001.

         Gross fabric sales within the United States increased 28.0%, to $85.0 million in the second quarter of 2002 from $66.4 million in the second quarter of 2001. Foreign and Export sales increased 10.4%, to $12.8 million in the second quarter of 2002 from $11.6 million in the second quarter of 2001. Gross yarn sales decreased 26.8%, to $5.6 million in the second quarter of 2002 from $7.6 million in the same period of 2001.

         The gross profit margin for the second quarter of 2002 increased to 22.7%, as compared to 21.0% for the second quarter of 2001. The increase in the gross margin percentage was primarily due to an increase in the absorption of fixed costs by higher production volume and improved consumption of raw material components, partially offset by increases in manufacturing overtime costs.

         Selling, general and administrative expenses increased to $14.9 million for the second quarter of 2002 from $11.9 million for the second quarter of 2001. Selling, general and administrative expenses as a percentage of net sales increased to 14.6% in the second quarter of 2002 from 14.1% in the second quarter of 2001. The increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales, increased costs associated with foreign operations; higher sampling expenses and increased staffing costs.

         Interest expense increased to $1.1 million for the second quarter of 2002 from $1.0 million for the second quarter of 2001 mainly due to higher average levels of senior debt.

         The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 37.0% for the second quarter of 2002 and 36.0% for the second quarter of 2001. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         Net income for the second quarter of 2002 increased to $4.5 million or $0.26 per common share-diluted, from $3.1 million or $0.19 per common share-diluted for the second quarter of 2001.


Results of Operations - Six-month Comparison

         Net sales for the first half of 2002 increased $37.5 million or 22.8%, to $202.0 million from $164.5 million for the first half of 2001. The overall average gross sales price per yard remained constant at $5.51 for the first half of both 2002 and 2001. The average gross sales price per yard of middle to better-end fabrics increased by 4.1%, to $6.34 in the first half of 2002 as compared to $6.09 in the first half of 2001. The average gross sales price per yard of promotional-end fabric increased by 2.3%, to $4.01 in the first half of 2002 as compared to $3.92 in the first half of 2001. The gross volume of fabric sold increased 26.9%, to 35.5 million yards for the first half of 2002 from 28.0 million yards for the first half of 2001. Middle to better-end fabrics represented 74.1% of fabric sales during the first half of 2002 compared to 81.0% in the first half of 2001. The Company sold 11.5% more yards of middle to better-end fabrics and 69.1% more yards of promotional-end fabrics in the first half of 2002 than in the first half of 2001.

         Gross fabric sales within the United States increased 29.6%, to $171.2 million in the first half of 2002 from $132.1 million in the first half of 2001. Foreign and Export sales increased 10.5%, to $24.2 million in the first half of 2002 from $21.9 million in the first half of 2001. Gross yarn sales decreased 25.3%, to $9.2 million in the first half of 2002 from $12.3 million in the same period of 2001. This decrease in yarn sales is principally due to the effect imported apparel products has had on demand for apparel and other products manufactured by the Company's domestic yarn customers as well as lower demand for yarn from other domestic mills.

         The gross profit margin for the first half of 2002 increased to 22.6%, as compared to 21.3% for the first half of 2001. The increase in the gross margin percentage was primarily due to an increase in the absorption of fixed costs by higher production volume and improved consumption of raw material components, partially offset by increases in manufacturing overtime costs.

         Selling, general and administrative expenses increased to $29.4 million for the first half of 2002 from $23.4 million for the first half of 2001. Selling, general and administrative expenses as a percentage of net sales increased to 14.5% in the first half of 2002 from 14.2% in the first half of 2001. The net increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales, increased costs associated with foreign operations; higher sampling expenses and higher staffing costs.

         Interest expense increased to $2.2 million for the first half of 2002 from $2.1 million for the first half of 2001 mainly due to higher average levels of senior debt.

         The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 37.0% for the first half of 2002 and 36.0% for the first half of 2001. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         Net income for the first half of 2002 increased to $8.9 million, or $0.53 per common share-diluted, from $6.2 million or $0.38 per common share-diluted, for the first half of 2001.


Liquidity and Capital Resources

         The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity; introduce new technologies to broaden and differentiate the Company's products and improve the Company's quality and productivity performance, (ii) increases in the Company's working capital needs related to its sales growth, and (iii) investments in the Company's IT systems.

         Cash flows from operating activities in the first six months of 2001 and 2002 were $6.1 million and $8.7 million, respectively. The improvements in cash flows from operations were due to higher levels of net income, depreciation and amortization, and deferred taxes as compared to the prior period. These improvements were partially offset by higher working capital requirements in fiscal 2002 as compared to fiscal 2001.

         Capital expenditures in the first six months of 2001 and 2002 were $6.7 million and $20.6 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures for new projects will total approximately $42.0 million in 2002, including approximately $28.0 million for new production equipment to expand the Company's manufacturing capacity, $4.0 million for equipment related to the manufacture of top-of-the-bed products, $8.0 million to cover the initial phases of developing the 60 acre site on which the Company plans to build a new manufacturing facility, and $2.0 million of other capital expenditures. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

         The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997. The Senior Notes are unsecured and bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007.

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

         The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of June 29, 2002, the Company had $25.8 million outstanding under the Credit Agreement and unused availability of $34.1 million. See Note 5 of

Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K.

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


Cautionary Statement Regarding Forward-Looking Information

         Statements contained in this report, as well as oral statements made by the Company that are prefaced by the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future operating plans, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customer ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

Quantitative and Qualitative Disclosures about Market Risk
                      (In thousands)

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposures relative to market risk are due to foreign currency risk and interest rate risk.


Foreign currency risk

         Approximately 3.5% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absence of hedging activities whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

         At June 29, 2002, the Company has the following significant derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:



                                                  Notional       Weighted
                                                  Amount in       Average    Notional Amount
                                               Local Currency    Contract    in U.S. Dollars
   Type of Instrument           Currency       --------------      Rate      ---------------    Fair Value      Maturity
   ------------------           --------                           ----                         ----------      --------
Forward Contract           Mexican Peso          6.0 million       9.30      $0.6 million      $ 50,000      Sep. 2002
Forward Contract           Brazilian Real        1.9 million       2.69      $0.7 million      $ 69,000      Nov. 2002
Currency Swap              Mexican Peso         18.0 million       9.13      $2.0 million      $155,000      Mar. 2003

Interest Rate Risk

         Approximately 64% of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

         The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at June 29, 2002 and has determined that such a rate change would not have a material impact on the Company.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

         On May 16, 2002, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified and an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of common stock reserved for issuance to 2,250,000 was ratified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

                                                                             Withheld/           Broker
                                                For           Against        Abstained         Non-votes
                                               ----          ---------     -------------      ------------
         Election of directors:
                Sangwoo Ahn                12,775,323          N/A           1,707,964               -
                Larry A. Liebenow          10,806,550          N/A           3,676,737               -
                Jerry I. Porras            12,774,798          N/A           1,708,489               -
                Eriberto R. Scocimara      12,775,323          N/A           1,707,964               -

         Ratification of an
         amendment to 1997
         Stock Option Plan                  7,332,888    4,837,894              31,808         2,280,697



Item 6.   Exhibits and Reports on Form 8-K

                   (A) Exhibits

                  1.  Statement regarding compliance with 18 U.S.C. section
1350.

                   (B) The Company filed a report on Form 8-K on June 19, 2002 to report that on June 14, 2002, the Audit Committee of the Board of Directors of the Company dismissed its independent accountants, Arthur Andersen LLP, and engaged PricewaterhouseCoopers LLP as its new independent accountants as of June 14, 2002.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   QUAKER FABRIC CORPORATION




Date:  August 12, 2002                  By:     /s/   Paul J. Kelly
       ---------------------------            ---------------------------------
                                              Paul J. Kelly
                                              Vice President - Finance
                                              and Treasurer