Form 10-Q
period 2002-09-28
QUAKER FABRIC CORP /DE/
filed 2002-11-12
CIK 103341

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7023

QUAKER FABRIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware 04-1933106	04-1933106
(State of incorporation) (I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

941 Grinnell Street, Fall River, Massachusetts 02721
(Address of principal executive offices)

(508) 678-1951
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 8, 2002, 16,146,026 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	September 28, 2002	December 29, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,288	$600
Accounts receivable, less reserves of $1,928 and $1,712 at September 28, 2002 and December 29, 2001, respectively	50,970	48,907
Inventories	55,426	47,993
Prepaid and refundable income taxes	1,919	1,800
Production supplies	1,347	1,336
Prepaid insurance	1,931	1,316
Other current assets	5,439	5,082

Total current assets	118,320	107,034
Property, plant and equipment, net	175,089	159,419
Other assets:
Goodwill, net	5,432	5,432
Other assets	1,775	1,799

Total assets	$300,616	$273,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$—	$697
Accounts payable	18,579	23,269
Accrued expenses	10,990	10,470

Total current liabilities	29,569	34,436
Long-term debt	79,500	63,500
Deferred income taxes	28,965	25,260
Other long-term liabilities	2,091	1,985
Commitments and contingencies
Redeemable preferred stock:
Series A convertible, $0.01 par value per share, liquidation preference $1,000 per share, 50,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.01 par value per share, 40,000,000 shares authorized; 16,139,781 and 15,825,196 shares issued and outstanding as of September 28, 2002 and December 29, 2001, respectively	161	158
Additional paid-in capital	86,707	84,230
Retained earnings	75,809	65,408
Accumulated other comprehensive loss	(2,186)	(1,293)

Total stockholders’ equity	160,491	148,503

Total liabilities and stockholders’ equity	$300,616	$273,684

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
	(Unaudited)
Net sales	$80,990	$76,376	$282,953	$240,849
Cost of products sold	64,945	61,163	221,180	190,532

Gross profit	16,045	15,213	61,773	50,317
Selling, general and administrative expenses	12,406	12,893	41,790	36,311
Non-recurring charge	—	800	—	800

Operating income	3,639	1,520	19,983	13,206
Other expenses:
Interest expense	1,196	1,004	3,404	3,062
Other, net	76	(1)	70	14

Income before provision for income taxes	2,367	517	16,509	10,130
Provision for income taxes	875	186	6,108	3,647

Net income	$1,492	$331	$10,401	$6,483

Earnings per common share—basic (Note 1)	$0.09	$0.02	$0.65	$0.41

Earnings per common share—diluted (Note 1)	$0.09	$0.02	$0.62	$0.39

Weighted average shares outstanding—basic (Note 1)	16,112	15,789	15,981	15,751

Weighted average shares outstanding—diluted (Note 1)	16,890	16,554	16,899	16,504

Note: Earnings per common share amounts for the quarters and for the nine month periods presented have each been calculated separately. Accordingly, quarterly amounts may not add to the nine month period amounts.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
	(Unaudited)
Net income	$1,492	$331	$10,401	$6,483
Foreign currency translation adjustment	(644)	(97)	(885)	22
Derivative instrument adjustment	(8)	7	(8)	(2)

Comprehensive income	$840	$241	$9,508	$6,503

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	Sept. 28, 2002	Sept. 29, 2001
	(Unaudited)
Cash flows from operating activities:
Net income	$10,401	$6,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,406	11,394
Stock option compensation expense	77	—
Deferred income taxes	3,705	1,735
Tax benefit related to exercise of common stock options and stock option compensation expense	908	194
Changes in operating assets and liabilities:
Accounts receivable	(2,063)	(7,741)
Inventories	(7,433)	(4,755)
Prepaid expenses and other assets	(1,009)	684
Accounts payable and accrued expenses	(4,170)	2,978
Other long-term liabilities	106	(64)
Net cash provided by operating activities	12,928	10,908

Cash flows from investing activities:
Purchase of property, plant and equipment	(28,015)	(14,332)

Cash flows from financing activities:
Change in revolving credit facility	11,000	4,900
Repayments of capital lease obligations	(697)	(1,742)
Proceeds from exercise of common stock options and issuance of shares under the employee stock purchase plan	1,495	301
Proceeds from issuance of long-term debt	5,000	—
Capitalization of deferred financing costs	(130)	—

Net cash provided by financing activities	16,668	3,459

Effect of exchange rates on cash	(893)	20

Net increase in cash	688	55
Cash, beginning of period	600	440

Cash, end of period	$1,288	$495

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Note 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (Company) as of September 28, 2002 and December 29, 2001 and the results of their operations and cash flows for the nine months ended September 28, 2002 and September 29, 2001. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended September 28, 2002 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

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

	Three Months Ended		Nine Months Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
	(In thousands)
Weighted average common shares outstanding	16,112	15,789	15,981	15,751
Dilutive potential common shares	778	765	918	753

Weighted average common shares outstanding and dilutive potential common shares	16,890	16,554	16,899	16,504

Antidilutive options	541	658	403	658

Note 2—INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the last-in, first-out (LIFO) method.

Inventories at September 28, 2002 and December 29, 2001 consisted of the following:

	September 28, 2002	December 29, 2001
Raw materials	$24,104	$20,816
Work-in-process	11,613	10,605
Finished goods	18,785	15,036

Inventory at FIFO	54,502	46,457
LIFO adjustment	924	1,536

Inventory at LIFO	$55,426	$47,993

LIFO inventory values are higher than FIFO costs because current manufacturing costs are lower than the older historical costs used to value inventory on a LIFO basis.

Note 3—ACCRUED EXPENSES

At the end of the third quarter, management determined that it was no longer probable that any payments would be made under the Company’s Fiscal 2002 performance-based variable compensation plan. Accordingly, a $1.1 million reserve established during the first half of the year to accrue for estimated payments under this plan was reversed, resulting in a $0.04 per diluted share increase in the Company’s third quarter EPS results.

Note 4—SEGMENT REPORTING

The Company operates as a single business segment consisting of sales of two products, upholstery fabric and specialty yarns. Management evaluates the Company’s financial performance in the aggregate and allocates the Company’s resources without distinguishing between yarn and fabric products.

Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
	(In thousands)
North America (excluding USA)	$7,235	$5,968	$22,760	$19,865
Middle East	2,022	470	4,855	2,511
South America	775	809	2,284	2,603
Europe	1,051	997	3,651	3,337
All Other	877	1,000	2,643	2,860

	$11,960	$9,244	$36,193	$31,176

Gross sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
	(In thousands)
Fabric	$78,476	$71,718	$273,934	$225,746
Yarn	3,970	5,491	13,149	17,781

	$82,446	$77,209	$287,083	$243,527

Note 5—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company has adopted the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to test all goodwill for impairment at least annually and to cease amortization of this asset. Amortization expense was approximately $145 for the nine months ended September 29, 2001. The provisions of SFAS No.142 apply to all goodwill regardless of when it was acquired. At September 28, 2002, the Company does not believe that the carrying value of goodwill has been impaired.

In October 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which superceded SFAS No. 121 and aspects of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with respect to discontinued operations. The Company has adopted the requirements of SFAS No. 144 effective December 30, 2001. The adoption of SFAS No. 144 did not have any impact on the Company’s financial position or results of operations.

In September 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities of a business enterprise and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and will impact the timing of recognition of costs associated with any potential future exit and disposal activities of a business enterprise.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. “Fiscal 2001” was a 52 week period ended December 29, 2001. “Fiscal 2002” will be a 53 week period ending January 4, 2003. The first nine months of Fiscal 2001 and Fiscal 2002 ended September 29, 2001 and September 28, 2002, respectively.

Critical Accounting Policies

The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first nine months of 2002 that would warrant further disclosure beyond those matters previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

Results of Operations—Quarterly Comparison

Net sales for the third quarter of 2002 increased $4.6 million or 6.0%, to $81.0 million from $76.4 million for the third quarter of 2001. The overall average gross sales price per yard increased 4.2%, to $5.72 for the third quarter of 2002 from $5.49 for the third quarter of 2001. The average gross sales price per yard of middle to better-end fabrics increased by 6.8%, to $6.59 in the third quarter of 2002 as compared to $6.17 in the third quarter of 2001. The average gross sales price per yard of promotional-end fabric increased by 1.0%, to $4.03 in the third quarter of 2002 as compared to $3.99 in the third quarter of 2001. The gross volume of fabric sold increased 4.9%, to 13.7 million yards for the third quarter of 2002 from 13.1 million yards for the third quarter of 2001. Middle to better-end fabrics represented 76.2% of fabric sales during the third quarter of 2002 compared to 77.3% in the third quarter of 2001. The Company sold 0.9% more yards of middle to better-end fabrics and 13.8% more yards of promotional-end fabrics in the third quarter of 2002 than in the third quarter of 2001.

The Company’s new order rate declined approximately 30% during the third quarter of 2002 as compared to the third quarter of 2001, and the Company’s backlog decreased by approximately 34% to $28.8 million at the end of the third quarter of 2002 as compared to $43.6 million in 2001. The decline in the new order rate and backlog position resulted primarily from slow growth in the domestic economy as well as steps taken by the Company to improve service to its’ customers by reducing average delivery lead times to approximately 4.5 weeks.

Gross fabric sales within the United States increased 6.5%, to $66.5 million in the third quarter of 2002 from $62.5 million in the third quarter of 2001. Foreign and Export sales increased 29.4%, to $12.0 million in the third quarter of 2002 from $9.2 million in the third quarter of 2001. Gross yarn sales decreased 27.7%, to $4.0 million in the third quarter of 2002 from $5.5 million in the same period of 2001. This decrease in yarn sales is principally due to the negative effect of imported apparel products on demand for apparel and other products manufactured by the Company’s domestic yarn customers as well as lower demand for the Company’s yarn from other domestic upholstery mills.

The gross profit margin for the third quarter of 2002 decreased to 19.8%, as compared to 19.9% for the third quarter of 2001. Due to a decline in orders during the quarter, the Company adjusted its production to levels consistent with the lower order rates. The decrease in the gross margin percentage resulted primarily from higher fixed costs per unit caused by lower production volumes, which were partially offset by a decrease in manufacturing overtime costs.

Selling, general and administrative expenses decreased to $12.4 million for the third quarter of 2002 from $12.9 million for the third quarter of 2001. Selling, general and administrative expenses as a percentage of net sales decreased to 15.3% in the third quarter of 2002 from 16.9% in the third quarter of 2001. The decrease in selling, general and administrative expenses as a percentage of sales was due to the elimination of a $1.1 million reserve established with respect to the Company’s Fiscal 2002 performance-based variable compensation program, partially offset by higher variable costs, such as sales commissions, resulting from higher sales; higher sampling expenses and increased staffing costs.

In July 2001, the Company’s negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $0.8 million. As a result, a non-recurring, pre-tax charge of $0.8 million ($0.5 million after-tax or $0.03 per diluted share) was recorded in the third quarter of Fiscal 2001.

Interest expense increased to $1.2 million for the third quarter of 2002 from $1.0 million for the third quarter of 2001 mainly due to higher average levels of senior debt.

The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company’s estimated tax rate was 37.0% for the third quarter of 2002 and 36.0% for the third quarter of 2001. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

Net income for the third quarter of 2002 increased to $1.5 million or $0.09 per common share-diluted, from $0.3 million or $0.02 per common share-diluted for the third quarter of 2001.

Results of Operations—Nine-month Comparison

Net sales for the first nine months of 2002 increased $42.2 million or 17.5%, to $283.0 million from $240.8 million for the first nine months of 2001. The overall average gross sales price per yard increased by 1.3% to $5.57 for the first nine months of 2002 from $5.50 for the first nine months of 2001. The average gross sales price per yard of middle to better-end fabrics increased by 4.9%, to $6.41 in the first nine months of 2002 as compared to $6.11 in the first nine months of 2001. The average gross sales price per yard of promotional-end fabric increased by 1.8%, to $4.01 in the first nine months of 2002 as compared to $3.94 in the first nine months of 2001. The gross volume of fabric sold increased 19.9%, to 49.2 million yards for the first nine months of 2002 from 41.0 million yards for the first nine months of 2001. Middle to better-end fabrics represented 74.7% of fabric sales during the first nine months of 2002 compared to 79.8% in the first nine months of 2001. The Company sold 8.3% more yards of middle to better-end fabrics and 49.5% more yards of promotional-end fabrics in the first nine months of 2002 than in the first nine months of 2001.

Gross fabric sales within the United States increased 22.2%, to $237.7 million in the first nine months of 2002 from $194.6 million in the first nine months of 2001. Foreign and Export sales increased 16.1%, to $36.2 million in the first nine months of 2002 from $31.2 million in the first nine months of 2001. Gross yarn sales decreased 26.1%, to $13.1 million in the first nine months of 2002 from $17.8 million in the same period of 2001. This decrease in yarn sales is principally due to the negative effect of imported apparel products on demand for apparel and other products manufactured by the Company’s domestic yarn customers as well as lower demand for the Company’s yarn from other domestic upholstery mills.

The gross profit margin for the first nine months of 2002 increased to 21.8%, as compared to 20.9% for the nine months half of 2001. The increase in the gross margin percentage was primarily due to lower fixed costs per unit caused by higher production volumes and improved consumption of raw material components, partially offset by an increase in manufacturing overtime costs.

Selling, general and administrative expenses increased to $41.8 million for the first nine months of 2002 from $36.3 million for the first nine months of 2001. Selling, general and administrative expenses as a percentage of net sales decreased to 14.8% in the first nine months of 2002 from 15.1% in the first nine months of 2001. The net increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales, higher sampling expenses and higher staffing costs.

In July 2001, the Company’s negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $0.8 million. As a result, a non-recurring, pre-tax charge of $0.8 million ($0.5 million after-tax or $0.03 per diluted share) was recorded in the third quarter of Fiscal 2001.

Interest expense increased to $3.4 million for the first nine months of 2002 from $3.1 million for the first nine months of 2001 mainly due to higher average levels of senior debt.

The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company’s estimated tax rate was 37.0% for the first nine months of 2002 and 36.0% for the first nine months of 2001. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

Net income for the first nine months of 2002 increased to $10.4 million, or $0.62 per common share-diluted, from $6.5 million or $0.39 per common share-diluted, for the first nine months of 2001.

Liquidity and Capital Resources

The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company’s capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity; introduce new technologies to broaden and differentiate the Company’s products and improve the Company’s quality and productivity performance, (ii) investments in the Company’s IT systems, and (iii) increases in the Company’s working capital needs related to its sales growth.

Cash flows from operating activities in the first nine months of 2001 and 2002 were $10.9 million and $12.9 million, respectively. The improvements in cash flows from operations were due to higher levels of net income, depreciation and amortization, and deferred taxes as compared to the prior period. These improvements were partially offset by higher working capital requirements in fiscal 2002 as compared to fiscal 2001.

Capital expenditures in the first nine months of 2001 and 2002 were $14.3 million and $28.0 million, respectively. Capital expenditures were funded by operating cash flow and borrowings. Management anticipates that capital expenditures for new projects will total approximately $36.0 million in 2002, including approximately $28.0 million for new production equipment to expand the Company’s manufacturing capacity, $4.0 million for equipment related to the manufacture of top-of-the-bed products, and $4.0 million of other capital expenditures. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company’s capital expenditures and working capital needs for the foreseeable future. In October 2002, the Company announced that it intended to reduce capital spending during 2002 by $5.0 million as compared to the original capital plan.

The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997. The Senior Notes are unsecured and bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007. Annual principal payment amounts are three payments of $5.0 million beginning in 2003 followed by two payments of $15.0 million beginning in 2006.

On February 14, 2002, the Company issued $5.0 million of 7.56% Series A Notes due February 2009 (the Series A Notes). The Series A Notes are unsecured and bear interest at a fixed rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at the Company’s option, subject to a yield maintenance premium, as defined. In addition and also on February 14, 2002, the Company entered into a $45.0 million non-committed Shelf Note agreement with an insurance company pursuant to which the Company may issue additional senior notes prior to February 14, 2005 with maturity dates of up to ten years.

The Company also has a $60.0 million unsecured Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of September 28, 2002, the Company had $29.5 million outstanding under the Credit Agreement and unused availability of $30.4 million. See Note 5 of Notes to Consolidated Financial Statements included in the Company’s 2001 Annual Report on Form 10-K.

The Company is required to comply with a number of affirmative and negative convenants under the Credit Agreement, the Senior Notes, and the Series A Notes, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company; restrictions on the Company’s ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. The Company is currently in compliance with all the affirmative and negative convenants in the Credit Agreement, the Senior Notes, and the Series A Notes and management believes the Company’s continued compliance will not prevent the Company from operating in the normal course of business.

Inflation

The Company does not believe that inflation has had a significant impact on the Company’s results of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, by increasing employee productivity, and by reflecting the effects of inflation in the selling prices of the new products it introduces each year.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements made by the Company that are prefaced by the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future operating plans, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company’s actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include product demand and market acceptance of the Company’s products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customer ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

Quantitative and Qualitative Disclosures about Market Risk
                                    (In thousands)

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposures relative to market risk are due to foreign currency risk and interest rate risk.

Foreign currency risk

Approximately 3.1% of the Company’s revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absence of hedging activities whenever the U.S. dollar strengthens relative to those other currencies, there is an adverse affect on the Company’s results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company’s results of operations.

It is the Company’s policy to minimize, for a period of time, the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments to hedge the fair value of foreign currency denominated intercompany payables. The Company’s primary foreign currency exposures in relation to the U.S. dollar are the Mexican peso and Brazilian real.

At September 28, 2002, the Company has the following derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

Type of Instrument	Currency	Notional Amount in Local Currency	Weighted Average Contract Rate	Notional Amount in U.S. Dollars	Fair Value	Maturity
Forward Contract	Mexican Peso	8.0 million	9.84	$0.8 million	$36,000	Dec. 2002
Forward Contract	Brazilian Real	2.0 million	3.03	$0.7 million	$147,000	Jan. 2003
Currency Swap	Mexican Peso	12.0 million	9.13	$1.3 million	$136,000	Mar. 2003

Interest Rate Risk

Approximately 63.0% of the Company’s long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company’s interest expense. The fair value of the Company’s long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at September 28, 2002 and has determined that such a rate change would not have a material impact on the Company.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 4.     Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 6.     Exhibits and Reports on Form 8-K

(A) Exhibits

None

(B) There were no reports on Form 8-K filed during the three months ended September 28, 2002.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER FABRIC CORPORATION

Date: November 8, 2002	By:	/s/ Paul J. Kelly
Paul J. Kelly Vice President—Finance and Treasurer

CERTIFICATIONS

I, Larry A. Liebenow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quaker Fabric Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ Larry A. Liebenow
Larry A. Liebenow Chief Executive Officer

I, Paul J. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quaker Fabric Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ Paul J. Kelly
Paul J. Kelly Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this quarterly report on Form 10-Q of Quaker Fabric Corporation for the quarterly period ended September 28, 2002 (the “Periodic Report”), I, Larry A. Liebenow, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 8, 2002	/s/ Larry A. Liebenow
Larry A. Liebenow Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this quarterly report on Form 10-Q of Quaker Fabric Corporation for the quarterly period ended September 28, 2002 (the “Periodic Report”), I, Paul J. Kelly, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 8, 2002	/s/ Paul J. Kelly
Paul J. Kelly Chief Financial Officer