Form 10-K
period 2003-01-04
QUAKER FABRIC CORP /DE/
filed 2003-04-03
CIK 103341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 4, 2003

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

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 24, 2003 was approximately $77.7 million.

    As of March 24, 2003, 16,680,398 shares of Registrant's common stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DESCRIPTION OF DOCUMENT                    PART OF THE FORM 10-K
         -----------------------                    ---------------------
Portions of the Proxy Statement to be used  Part III (Item 10 through Item 13)
in connection with the Registrant's 2003    and Part IV
Annual Meeting of Stockholders.

================================================================================

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS
             (IN THOUSANDS, EXCEPT PER SHARE AND PER YARD AMOUNTS)

                                                               FISCAL       FISCAL      PERCENT
                                                                2002         2001       CHANGE
                                                                ----         ----       ------
INCOME STATEMENT DATA

    Net sales...............................................  $365,445     $331,105       10.4 %

    Gross profit............................................    79,952       70,359       13.6 %

    Operating income........................................    23,067       19,027       21.2 %

    Net income..............................................    11,556        9,548       21.0 %

SELECTED OPERATING DATA

    Depreciation and amortization...........................  $ 17,826     $ 15,419       15.6 %

    Capital expenditures....................................    32,094       32,644       (1.7)%

    Cash flow provided by operating activities..............    29,094       23,551       23.5 %

    Fabric unit volume (in yards)...........................    63,847       56,718       12.6 %

    Weighted average gross sales price per yard of fabric...  $   5.57     $   5.51        1.1 %

BALANCE SHEET DATA

    Working capital.........................................  $ 74,808     $ 72,598        3.0 %

    Total assets............................................   288,686      273,684        5.5 %

    Total debt, less cash...................................    65,102       63,597        2.4 %

    Shareholders' equity....................................   161,805      148,503        9.0 %

PER SHARE DATA

    Net income per basic share..............................  $   0.72     $   0.61       18.0 %

    Net income per diluted share............................  $   0.69     $   0.58       19.0 %

    Book value per diluted share............................  $   9.60     $   9.00        6.7 %

RATIOS

    Gross margin............................................      21.9%        21.2%       3.3 %

    Operating margin........................................       6.3%         5.7%      10.5 %

    Net income margin.......................................       3.2%         2.9%      10.3 %

    Current ratio...........................................  3.3 TO 1     3.1 to 1        6.5 %

    Net debt to total capitalization........................      28.7%        30.0%      (4.3)%

                              TO OUR SHAREHOLDERS

    With new company records set at both the top and bottom lines, Quaker's overall performance last year was impressive. Net sales for the year of $365.4 million and net income of $11.6 million were up 10.4% and 21.0%, respectively, confirming that Quaker has what it takes to continue to outperform the industry. And, when viewed in the context of last year's difficult macroeconomic environment -- including significant weakness in the home furnishings sector, Quaker's 2002 results reflect the soundness of our core strategy -- a proven approach that is focused on the fundamentals -- consistently delivering great products and great service to our customers.

    Although our 2002 results were very solid overall, macroeconomic conditions deteriorated as the year progressed and the fourth quarter was definitely the weakest for us, with domestic fabric sales down 8.9% for the quarter and yarn sales off significantly. Demand for our products has picked up since the first of the year, however, with our average weekly incoming order rate so far this year running approximately 20% ahead of the fourteen-week fourth quarter. The company generated approximately $13.0 million of free cash flow during the fourth quarter, allowing us to reduce funded debt by approximately $13.3 million during the quarter -- and our balance sheet at year-end was very strong.

    Looking ahead, we are confident in Quaker's ability to compete vigorously, and we remain committed to increasing our sales, broadening our markets, improving our margin and financial performance and generating strong cash flows -- with installed capacity sufficient to allow for an increase in our production rates this year in comparison to 2002 and planned spending on capital projects currently expected to be in the $9.0 million range this year -- compared to about $32.0 million last year. Additionally, the Company is analyzing various financing alternatives in connection with the possible development of additional manufacturing and warehousing facilities in the Fall River area.

    During the balance of 2003, we will continue to emphasize our strong product line, and as the response we received earlier this year to our newest fabric line at important shows in Germany, San Francisco and High Point indicates -- we still set the standard in our industry when it comes to design and styling excellence -- and our delivery lead times remain among the best in the business. In addition, Quaker's commitment to the export market continues to be strategically important -- with our overall export sales during 2002 up about 16% from 2001 -- and we intend to keep aggressively pursuing our international program, including the development of new initiatives intended to allow us to enjoy the benefits of the various free trade agreements important to us, including the ones the US has almost completed with Singapore and Chile -- and the one currently being negotiated with Australia. Our efforts in both the contract and decorative home fashions markets are beginning to show some real results, and those initiatives will also play an important role in our strategy going forward. And our demonstrated leadership in product and technical innovation will allow us to consistently develop new products to meet the needs of a wide range of customers at price points throughout the market. With each of these components of our time-tested strategy in place, we believe we are solidly positioned to deliver value to our shareholders as economic conditions improve.

    Despite the challenging economic environment affecting every American business at the moment, we are quite optimistic about Quaker's prospects for sustained growth over the long-term. We remain the market leader and have the best product-service combination available on the market today. We are committed to keeping Quaker in a strong competitive position and agile enough to respond to new opportunities. Continuing to reinforce our solid balance sheet and low debt to total capitalization ratio is part of that effort. Our investments in plant, equipment and our most important resource -- our people -- are all in place, and we look forward to building on the strong foundation we have laid. Through the hard work of the entire Quaker team, we had a very solid 2002 and, as we begin 2003, we believe the company is strategically well-positioned to continue to be successful over the near term, and to really benefit when economic conditions begin to improve. Everyone at Quaker remains dedicated to increasing shareholder value over time, and we thank you for your continued support.

Sincerely,

Larry A. Liebenow                              Sangwoo Ahn

Larry A. Liebenow                              Sangwoo Ahn
President and Chief Executive Officer          Chairman of the Board

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns, and management believes it is the world's largest producer of chenille yarns, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design, cost and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics, including its soft, velvet-like Jacquard chenilles. The Company's revenues in 2002 were $365.4 million.

    Quaker has been producing upholstery fabric for over fifty-five years and is a full-service supplier of Jacquard and plain woven upholstery fabric to the furniture market. Quaker's current product line consists of over 5,000 traditional, contemporary, transitional and country fabric patterns intended to meet the styling and design, color, texture, quality and pricing requirements of promotional through middle to higher-end furniture manufacturers, and the Company introduces approximately 1,000 new products to the market annually. Management believes that Jacquard fabrics, with their detailed designs, provide furniture manufacturers with more product differentiation opportunities than any other fabric construction on the market.

    The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including virtually every significant domestic manufacturer of upholstered furniture. Quaker also distributes its fabrics internationally. In 2002, fabric sales outside the United States of $48.8 million represented approximately 13.7% of gross fabric sales. Quaker's Whitaker'r' Collection, a branded line of a select group of the Company's better-end products, has resulted in incremental sales to a number of well-known higher-end furniture manufacturers. In 2001, the Company began marketing certain fabrics intended to meet the design, construction and pricing needs of its promotional-end customers under the Company's Davol'TM' brand name. Management estimates that approximately 65% of the Company's fabric sales are manufactured to customer order.

    During the past five years, Quaker has invested $120.3 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, and improve product quality. During 2003, Quaker plans to spend approximately $9.0 million for new projects consisting principally of new manufacturing equipment to further its marketing, productivity, quality, service and financial objectives, and for IT programs.

    The Company produces its yarn and fabric products in its ten manufacturing plants in Fall River and Somerset, Massachusetts, where Quaker has nearly 2.0 million square feet of manufacturing and warehousing space. Quaker also has warehouse space in Brockton, Massachusetts. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Verona, Mississippi, and Los Angeles, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and uses a third-party distribution company to provide warehousing services in Brazil.

    The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company's Internet website (http://www.quakerfabric.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

THE INDUSTRY

    Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be in excess of $2.5 billion annually. Management estimates the size of the international fabric market to be at least twice that of the domestic market. Due to the capital intensive nature of the fabric manufacturing process and the importance of economies of scale in the industry, the domestic industry is concentrated, with the top 14 upholstery fabric manufacturers, including Quaker, accounting for over 80% of the total market. Management believes that Quaker is currently the sole large U.S. fabric producer that is continuing to demonstrate its long-term commitment to the international market by focusing on expanding its export sales.

    Within the Jacquard segment, price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where fabric styling and design considerations typically play a more important role.

    Demand for upholstery fabric is a function of demand for upholstered furniture. The upholstered furniture market grew from $5.4 billion in 1991 to an estimated $10.7 billion in 2001. Total upholstered furniture demand is cyclical and is affected by population growth and demographics, consumer confidence, disposable income, geographic mobility, housing starts, and home sales.

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

    Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by the following factors:

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

   (ii) The United States has shifted toward a more casual lifestyle, as evidenced by product shifts in the apparel and home furnishings industries. Management believes this has resulted in growing demand for less formal furniture upholstered with softer, more comfortable fabric.

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

   (vi) While demand levels over the near term may be adversely affected by weakness in both the domestic and global economies, a move by the baby boom generation toward more upscale furniture as they approach retirement age and additional demand generated by that same group's purchases of vacation and retirement homes can be expected to provide favorable longer term demand trends.

   (vii) Technological advances in the speed and flexibility of the Jacquard loom have reduced the cost of producing Jacquard fabrics, enabling them to compete more effectively with prints, velvets, flocks, tufts and other plain woven products.

   (viii) While at one time most of the largest U.S. fabric producers had leveraged their size and broad product lines to expand their export sales, management believes that Quaker alone continues to focus on international sales as a major strategic initiative.

    (ix) Fabrics entering the United States from China and other low labor cost countries are resulting in increased price competition at the middle range of the upholstery fabric and upholstered furniture markets. In addition, competition in the middle to better-end segment of the market is being affected by upper-end fabric imports from Europe.

    (x) A 'cocooning' or 'nestbuilding' trend among Americans is resulting in an increased focus on home furnishings.

STRATEGY

    Quaker's strategy to further its growth and financial performance objectives includes:

        Taking Domestic Market Share. To capitalize on the consolidation trend in the furniture industry, the Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics to the promotional and middle to better end of the market by offering a wide variety of fabric patterns at prices ranging from $2.40 to $39.00 per yard and by emphasizing superior customer service.

        Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker, including the operation of a distribution facility in Mexico, and the utilization of the services of a third party distribution company in Brazil. The Company's international gross sales were $48.8 million in 2002.

        Penetrating Related Fabric Markets. Management believes the Company's styling and design expertise, as well as its ISO 9001-certified operations, provide opportunities to penetrate the contract and decorative top-of-the-bed markets, as well as increase Quaker's share of the interior decorator and recreational vehicle markets. Management believes Quaker's Ankyra'TM' chenille yarns and fabric finishing abilities will provide the Company with a product advantage in these markets. During 2001, the Company commenced its efforts to penetrate the home fashions industry by adding a design director and three additional designers to focus on pillows and decorative top-of-the-bed products. As part of these efforts, during 2002 the Company purchased 24 'double-wide' looms to support its entry into this market.

        Maintaining Specialty Yarn Sales. Quaker is a leading producer of specialty yarns, and management believes it is the world's largest producer of chenille yarns. Approximately 90% of the chenille yarn manufactured by the Company is used in the production of the Company's fabric. The balance is sold to home fashions accessories firms and upholstery weavers through Quaker's yarn sales division, Nortex Yarns. Gross sales of the Company's specialty yarns were $15.9 million in 2002. The Company's current line of specialty yarns includes over 55 different varieties of spun and chenille yarns, and Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's yarn customers.

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

COMPETITIVE STRENGTHS

    Management believes that the following competitive strengths distinguish Quaker from its competitors and that these strengths serve as a solid foundation for the Company's long-term growth strategy:

        Product Design, Development and Technological Innovation Capabilities. Management believes that Quaker's reputation for design excellence, product leadership and technological development is, and will continue to be, the Company's most important competitive strength.

        Financial Strength. With a strong financial position, including a low debt to total capital ratio, the Company has the ability to support research and development and targeted capital investment initiatives.

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

        Technological Expertise. Quaker is driven by innovation and is committed to exploring the development and use of new technology to meet its product development, customer service, operating and financial objectives.

        State-of-the-Art Manufacturing Equipment. Management believes the Company has one of the most modern, efficient and technologically advanced manufacturing bases in the industry.

        Focus on Jacquard Fabrics. Management believes the detailed, copyrighted designs of the Company's Jacquard fabrics have enabled it to compete primarily on the basis of superior styling and design, rather than price.

        Vertical Integration. Using Quaker's own specialty yarns in the production of its fabrics provides the Company with significant design, cost and delivery advantages.

PRODUCTS

    The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.40 to $39.00 per yard. While most of the Company's fabrics have historically been sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker'r' label in October 1996. During 2001, the Company began marketing certain of its fabrics to its promotional-end customers under its Davol'TM' brand name. In 2002, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $4.00 per yard and $6.43 per yard, respectively, compared to $3.95 and $6.15, respectively, in 2001. The weighted average gross sales price per yard of the Company's fabrics was $5.57 in 2002, compared to $5.51 in 2001.

    Quaker's product line is focused on fabrics with complex designs referred to in the industry as 'Jacquards,' because of the special Jacquard equipment, or heads, required to produce them, and also includes a broad assortment of striped, plaid, and plain fabrics. The vast majority of Quaker's looms are equipped with Jacquard heads. The use of these heads makes it possible to vary the pattern, color, and texture of both the filling and warp yarns in a fabric. While fabrics manufactured on looms without Jacquard heads have a much more limited range of possible designs, Quaker added thirty-six Dobby looms to its manufacturing base during 2001 to reduce the cost of manufacturing certain fabrics that do not require the use of Jacquard heads. During 2002, Quaker added 24 'double-wide' Jacquard looms to support the Company's entry into the decorative home fashions segment.

    Quaker's product offerings are noted for their use of chenille and other specialty yarns, which give the fabric a soft, velvet-like appearance and feel. To take advantage of the trend toward casually styled furniture, and to capitalize on the growth of the motion furniture segment, Quaker developed a soft chenille yarn with superior abrasion resistance to compete effectively with flocks, velvets and tufted fabrics. The Company markets the line of chenille fabrics it produces using these yarns under its Ankyra'TM' label. Through a licensing agreement with Solutia (f/k/a Monsanto), a number of the Company's Ankyra'TM'-based chenille fabrics, as well as certain other fabrics in its line, have been 'Wear-Dated' by Solutia. Management anticipates that chenille will remain a very important element in the Company's fabric designs and that it will continue to influence -- and be enhanced by -- Quaker's on-going development and use of additional new specialty yarns and manufacturing techniques and processes. In addition, the Company has recently developed a collection of spun yarn products, including several distinctive boucles that Quaker's design staff is using to further the Company's styling and design objectives.

    Quaker's broad product line is very important from a competitive standpoint. It enhances the ability of the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. To generate additional business from manufacturers of higher-end upholstered furniture, the Company offers a select group of its middle to better-end products under its Whitaker'r' label, and in 2001 the Company began marketing certain of its promotional-end products under its Davol'TM' brand name. Gross sales of the Company's middle to better-end fabrics were $264.2 million, or 74.4% of total gross fabric sales in 2002, with approximately 42.3% of those sales made under the Whitaker'r' label. During 2001, the Company added a new director to its design department, as well as three additional design professionals, to focus on pillows and decorative top-of-the-bed products, as part of the Company's efforts to enter the home fashions market and further diversify its product offerings.

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

    The Company's design department has overall responsibility for the development of new upholstery fabric patterns for sale by the Company. Although the Company purchases artwork from independent artists, the Company's staff of professional designers and designer technicians creates the majority of the designs on which the Company's fabric patterns are based and also determines the construction of those patterns. The design department uses state-of-the-art Computer Aided Design ('CAD') equipment to reduce the length of the Company's new product development cycle.

    The development of each new fabric line requires six months. The first step in the new product development process is the preparation of a merchandising plan for the line. The Company's merchandising plans are based on extensive input from Quaker's sales representatives, senior managers, and major customers and provide both a broad outline of the number of new products to be included within each major styling category (e.g., contemporary, traditional, transitional, and country), as well as the number of new products to be created for sale at each of the major price points within those styling categories. During 2002, the Company enhanced its merchandising practices by developing a number of fabric collections reflecting a common theme, such as Sanctuary, Timeless Traditions, Romance, Home Sweet Home, Island Home, World Beat, Thoroughbred, Technicolor and Easy Living.

    In addition, because of the design, cost, and delivery advantages of Quaker's vertically integrated manufacturing operations, substantial emphasis is placed on making maximum use of the Company's internally produced yarns during the fabric development process. After each new fabric merchandising plan is developed, members of the Company's fabric design and yarn development staffs meet to identify the design staff's yarn requirements for the Company's next fabric line and many of Quaker's proprietary yarns trace their origins to this design-driven process. Quaker's product development, engineering and manufacturing staffs also play a key role in the new product development process by reviewing each proposed new product to evaluate its impact on the Company's raw material costs, equipment utilization rates and quality performance. Although a few plain, striped and plaid fabrics remain in the Company's product line for ten years or more, a successful product typically has a life of two to three years.

    Quaker's design staff also regularly creates custom patterns for customers seeking to differentiate their products for distribution purposes, hit a certain price point at the retail level, or meet a particular styling need in the market they serve. These patterns, which are not part of Quaker's 'open line,' are known in the industry as 'Specials.'

SALES AND MARKETING

UPHOLSTERY FABRICS

    Net fabric sales during 2002 were $349.8 million, or approximately 95.7% of the Company's net sales. The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including substantially all of the largest domestic manufacturers of upholstered furniture. Fabric sales to the Company's top 25 customers accounted for approximately 44% of 2002 net sales. None of the Company's customers accounted for more than 7.3% of net sales during 2002.

    The Company uses a direct marketing force of 25 sales representatives, five of whom are based in Mexico, to market its fabrics in the United States, Canada and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of eleven exclusive sales representatives, including sales offices and showrooms in the United Kingdom, the United Arab Emirates, India, Singapore, and four exclusive sales agents in Brazil, where Quaker maintains a showroom and sales office in Sao Paulo. In addition, Quaker has appointed 10 independent commissioned sales agents to represent the Company in Europe, the Far East, Australia, New Zealand, the Middle East, Central and South America, Africa and Asia. All agents located outside the United States are supervised by Quaker's Vice President -- Sales.

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

    Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, China, Dubai, Germany, Italy, Brazil and Mexico, as well as certain trade shows in the United States aimed at the international market. Foreign sales of fabric accounted for approximately 13.7% of Quaker's gross fabric sales during 2002.

    In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains five distribution centers from which its customers may purchase selected products from the Company's products directly. These facilities are located in Los Angeles, California; Mexico City, Mexico; High Point, North Carolina; Sao Paulo, Brazil; and Verona, Mississippi.

SPECIALTY YARNS

    Net yarn sales during 2002 were $15.6 million, or approximately 4.3% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted and chenille. Quaker is a leading developer and manufacturer of specialty yarns and management believes it is the world's largest producer of chenille yarn, a soft pile yarn which produces a velvet-like fabric. Chenille yarns, and fabrics made out of chenille yarns, are responsive to consumer demand for softer, more casual home furnishings and apparel. The Company's specialty yarns are sold under the name of Nortex Yarns to manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products. The Company has approximately 45 yarn customers.

    Management believes the technical expertise of Quaker's yarn development staff provides the Company with an important competitive advantage by enabling Quaker to create and market innovative specialty yarns to meet its customers' styling and performance criteria. Historically, chenille yarns have had difficulty meeting the durability standards required for use in fabrics which are likely to be subjected to heavy wear. To address this problem, Quaker's yarn development staff created a finished chenille yarn with superior abrasion resistance, and in 1997 the United States Patent and Trademark Office issued a patent to protect the Company's Ankyra'TM' process.

MANUFACTURING

    The Company operates ten manufacturing facilities in Fall River and Somerset, Massachusetts, and management estimates that approximately 65% of the Company's fabric sales are manufactured to customer order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. The Company's objective is to operate its production facilities on a three-shift, five to five and one half-day week schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules and/or outsources a portion of its production requirements. During periods of weaker demand, the Company will decrease its production rates accordingly.

    The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of home furnishings products and apparel. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing processes followed by the application of a latex backing, to enhance the durability and performance characteristics of the end product, as well as a stain-resistant finish upon customer request. Some of the Company's fabrics, including its Quaker Plush'r', Quaker Suede'TM', Quaker Silk'TM' and Quaker Ultra'TM' products, benefit from additional chemical and mechanical finishing processes designed to enhance their appearance, softness and/or performance characteristics. A final product quality inspection is conducted prior to shipment to the Company's customers.

    Quaker has added approximately 400 new looms to its manufacturing base since 1989. The vast majority of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without equipment-related design constraints. During 2000, the mechanical Jacquard heads on approximately 80 of the Company's older looms were replaced with electronic Jacquard heads to improve productivity, and another 26 mechanical heads were replaced with electronic heads during 2002. During 2001, the Company added 36 Dobby looms to reduce the cost of manufacturing certain fabrics not requiring the use of Jacquard heads, and during 2002 added 24 'double-wide' Jacquard looms to support the Company's entry into the decorative home fashions segment.

    The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

    During the past five years, the Company placed in service more than $120.3 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives.

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

    In addition to these measures, the built-in quality control features and more precise settings on the Company's newer production equipment also support the Company's efforts to provide defect-free products to its customers.

    The Company's quality-related return rate, as a percentage of total yards shipped was 0.5% in 2002 and 0.4% in 2001, and the Company's sales of second-quality fabric were $1.9 million in 2002 and $1.2 million in 2001.

TECHNOLOGY

    As part of Quaker's overall strategy to improve productivity and achieve a service advantage over its competitors, the Company strives to introduce new technologies into its operations whenever possible. Quaker's efforts in this area include: (i) the use of its management information system to provide computer support to the Company's manufacturing operations; (ii) the use of CAD equipment to reduce the time required to bring its new products to market, including the design of 'Specials'; (iii) the use of bar-coding systems to improve both the efficiency of its own manufacturing operations and service to its customers; (iv) the use of electronic Jacquard heads and other production equipment equipped with microprocessors to improve manufacturing efficiencies and reduce unit costs; (v) the use of a heuristic advanced planning system to both support Quaker's delivery lead time objectives and improve productivity levels in Quaker's manufacturing areas; and (vi) the use of real-time process monitoring control systems to identify opportunities to improve manufacturing efficiencies.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain of the yarns the Company produces internally or purchases from other manufacturers. Substantially all of the raw materials used by the Company are purchased from primary producers with manufacturing operations in the United States, however, certain of the Company's raw material requirements are purchased from non-U.S. based suppliers. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying market for petrochemicals in general. In addition, the financial performance and/or condition of some textile industry suppliers has been hurt by the recent recession, increasing the risk of business failures and/or further consolidations among the Company's supplier population and the related risk of disruption to Quaker's operations.

    Although other sources are available, the Company currently procures approximately 30% of its raw material components from two major industry suppliers, one of which is the sole supplier of a filament yarn used in the Company's chenille manufacturing operations. Generally, Quaker has not experienced any significant difficulty in meeting its raw material needs, expects that it will be able to obtain adequate amounts to meet future requirements, and has identified alternate sources for all critical raw material components. A shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

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

COMPETITION

    The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavily toward fabric styling and design considerations. Although the Company has experienced no significant competition in the United States from imported fabric to date, changes in foreign exchange rates or other factors could make imported fabrics more competitive with the Company's products in the future. Historically, fabric imported from China, India and other low labor cost countries suffered from relatively poor service levels and generally unsophisticated product designs, however, recent improvements in these areas have enhanced the competitive position of products imported from China. During 2002, the Company's yarn sales business continued to be adversely affected by diminished demand for products manufactured by the Company's domestic yarn customers. Management anticipates this condition will continue for the foreseeable future.

    The Company's principal competitors include: Berkshire Hathaway, Inc., Culp, Inc., Craftex Mills, Inc., Joan Fabrics Corporation and its Mastercraft Division, Sunbury Textile Mills, Inc., and Valdese Weavers, Inc. Several of the companies with which the Company competes may have greater financial resources than the Company. The Company's products compete with other upholstery fabrics and furniture coverings, including prints, flocks, tufts, velvets and leather.

BACKLOG

    As of January 4, 2003, the Company had orders pending for approximately $26.1 million of fabric and yarn compared to $43.0 million as of December 29, 2001. The Company's backlog position at year-end 2002 was down considerably due to both significant reductions Quaker achieved in its delivery lead times and weakness in the Company's fourth quarter order rate. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

TRADEMARKS, PATENTS, COPYRIGHTS

    The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra'TM' chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. The Company's Whitaker mark, as well as a logo form of the 'W' mark, is registered with the U.S. Patent and Trademark Office. During 2000, the Company's Quaker Plush mark also became registered with the U.S. Patent and Trademark Office. The Company has applications pending, with the U.S. Patent and Trademark Office to register its Davol mark and its Quaker Ultra mark.

INSURANCE

    The Company maintains general liability and property insurance. The costs of insurance coverage vary generally and the availability of certain coverages can change. As a result of recent trends in the insurance market, including the effects of the events of September 11, 2001, the Company has experienced significant increases in the premium rates on its various insurance coverages and certain changes have been made in the insurance carriers used by the Company and in the terms and conditions of some of the Company's insurance policies. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

EMPLOYEES

    The Company is the largest manufacturer, and the largest private sector employer, in Fall River, Massachusetts. As of January 4, 2003, Quaker employed 2,816 persons, including 2,282 production employees, 184 technical and clerical employees, and 350 exempt employees and commissioned sales representatives. The Company's employees are not represented by a labor union, and management believes that employee relations are good. The Company's operations are heavily dependent on the availability of labor in the Fall River, Massachusetts area.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 herein)

    The executive officers of the Company are as follows:

                                                                                             OFFICER
              NAME                 AGE                       POSITION                         SINCE
              ----                 ---                       --------                         -----
Larry A. Liebenow................  59    President, Chief Executive Officer, and Director     1989
James A. Dulude..................  47    Vice President -- Manufacturing                      1990
Cynthia L. Gordan................  55    Vice President, Secretary, and General Counsel       1989
Mark R. Hellwig..................  45    Vice President -- Supply Chain Management            1998
Carole E. Johnson................  48    Vice President -- Marketing                          2003
Paul J. Kelly....................  58    Vice President -- Finance, Chief Financial           1989
                                         Officer and Treasurer
Thomas Muzekari..................  62    Vice President -- Sales                              1996
Beatrice Spires..................  41    Vice President -- Design and Merchandising           1996
Norman J. Sturdevant.............  46    Vice President -- Chief Information Officer          2001
Duncan Whitehead.................  60    Vice President -- Research and Development           1990

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

    Carole E. Johnson. Ms. Johnson has served as Vice President -- Marketing since March 2003. From June 1981 through December 2002, Ms. Johnson held positions of increasing responsibility with the Gillette Company, most recently as Vice President Business Services, Commercial Operations North America. Earlier positions at Gillette included Vice President Marketing Services, Commercial Operations North America (1991-2001), Vice President Global Business Management, Personal Care Products (1992-1998), Vice President Sales and Marketing, Personal Care Division USA (1991-1992), and Vice President Sales, Personal Care Division USA (1988-1991).

    Paul J. Kelly. Mr. Kelly has served as Vice President -- Finance, Chief Financial Officer and Treasurer of the Company since December 1989, and since November 1993 has also had responsibility for working with industry and institutional analysts. From January 1988 to December 1989, Mr. Kelly was the co-founder and President of International Business Brokers and Consultants Ltd., a business broker and consulting firm. From December 1977 to December 1987, Mr. Kelly served as Chief Financial Officer of Ferranti Ocean Research Equipment, Inc., an international manufacturing concern. From February 1973 to December 1977, he was a certified public accountant with Arthur Andersen & Co.

    Thomas H. Muzekari. Mr. Muzekari has served as Vice President -- Sales since March 2003, and was Vice President -- Sales and Marketing from October 1998 until March 2003, and Vice President -- Marketing from March 1996 until October 1998. From September 1989 until February 1996, Mr. Muzekari was the Vice President -- Marketing for Collins & Aikman's Velvet Division. From 1970 to September 1989, Mr. Muzekari held various management positions in both sales and marketing with Milliken and Company.

    M. Beatrice Spires. Ms. Spires has been employed by the Company since September 1995 and has served as Vice President -- Design and Merchandising since March 2003, and was Vice President -- Styling and Design from March 1996 until March 2003. From September 1995 to March 1996, Ms. Spires served as Quaker's Director of Design. From July 1992 to September 1995, Ms. Spires was Vice President -- Merchandising for Collins & Aikman's Velvet Division. From September 1991 to July 1992, Ms. Spires was Merchandising Manager at Collins & Aikman.

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

ITEM 2. PROPERTIES

PROPERTIES

    Quaker is headquartered in Fall River, Massachusetts where it currently has ten facilities, nine of which are used primarily for manufacturing and warehousing purposes. The tenth facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. In addition, the Company maintains a manufacturing facility in Somerset, Massachusetts and warehouse space in Brockton, Massachusetts. The Company has three distribution centers in the United States and one in Mexico. The table below sets forth certain information relating to the Company's current facilities:

                                                                             BUILDING
                 LOCATION                    STATUS         PURPOSE          AREA (SF)   OWNERSHIP
                 --------                    ------         -------          ---------   ---------
Grinnell Street, Fall River................  Active   Manufacturing           748,000    Owned
Quequechan Street, Fall River..............  Active   Manufacturing           244,000    Owned
Davol Street, Fall River...................  Active   Offices/R&D             245,000    Owned
Campanelli Drive, Brockton, MA.............  Active   Warehouse               217,000    Leased(1)
Ferry Street, Fall River...................  Active   Manufacturing           193,000    Owned
Brayton Avenue, Fall River.................  Active   Manufacturing           186,000    Owned
Quarry Street, Fall River..................  Active   Manufacturing            76,000    Owned
Graham Road, Fall River....................  Active   Manufacturing            52,000    Leased(2)
Lewiston Street, Fall River................  Active   Manufacturing            62,000    Leased(3)
County Street, Somerset, MA................  Active   Manufacturing            53,000    Leased(4)
Jefferson Street, Fall River...............  Active   Manufacturing            26,000    Leased(5)
Stevens Street, Fall River.................  Active   Manufacturing            39,000    Leased(6)
Verona, Mississippi........................  Active   Distribution Center      20,000    Owned
City of Industry, California...............  Active   Distribution Center      17,000    Leased(7)
Mexico City, Mexico........................  Active   Distribution Center       9,000    Leased(8)
High Point, North Carolina.................  Active   Distribution Center       9,000    Leased(9)

---------

(1)  Lease expires December 31, 2003, with two two-year renewal options
(2)  Lease expires July 31, 2007
(3)  Lease expires March 29, 2004
(4)  Lease expires May 20, 2003, with an option to purchase for $1,250,000
(5)  Lease expires June 30, 2005
(6)  Lease expires May 31, 2004
(7)  Lease expires September 30, 2006
(8)  Lease expires February 28, 2006
(9)  Lease expires July 31, 2004

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

    In late 1998 and early 1999, the Company purchased approximately 60 acres of undeveloped land in Fall River to allow for expansion of its operations.

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

    In particular, the Company is aware of soil and groundwater contamination relating to the use of certain underground fuel oil storage tanks at its Fall River facilities. During 2001, the Company filed Response Action Outcome Statements (RAOs) and Activities and Use Limitations (AULs) with the Commonwealth of Massachusetts with respect to soil and groundwater contamination at two of its facilities. The AULs are intended to limit human access to the tainted soil and groundwater, close out the sites and end future regulatory reporting. In addition, during the fourth quarter of 1993 the Company removed and encapsulated asbestos at two of its facilities and the Company has an on-going asbestos management program in place to appropriately maintain the asbestos that remains present at its facilities. During the fourth quarter of 1998 and the first quarter of 1999 oil-contaminated soil resulting from a leak during the mid-1970s from an underground fuel storage tank at the Company's former facility in Claremont, New Hampshire, was removed and disposed of at an asphalt batching plant. In January 2003, the New Hampshire Department of Environmental Services issued a 'no further action required' letter with respect to this site, and a related escrow account originally established to cover Quaker's clean up cost indemnification obligations was closed out. The Company has also agreed to indemnify the purchaser of the Company's former facility in Leominster, Massachusetts, for certain environmental contingencies.

    Quaker has also determined that several localized areas of a sixty-acre parcel of land in Fall River owned by the Company contain surficial soil contamination from polyaromatic hydrocarbons ('PAHs') and lead, and are thus subject to the Massachusetts Superfund law. Over eighty percent of the contaminated soil exists under high-tension power lines. The site is currently undeveloped and was purchased by the Company during 1998-1999 to provide a location for the possible future development of a manufacturing and warehouse facility. The Company engaged the services of a Licensed Site Professional ('LSP') and filed the appropriate notices and reports with the Massachusetts Department of Environmental Protection. Following the determination of the vertical and lateral extent of the contamination and the nature of the soil contamination by the LSP, it was established that the site could be properly remediated by covering the contaminated soil with a one-foot depth of clean soil. This was completed during the second half of 2000. Subsequent soil sampling and laboratory analyses have confirmed that the areas of contamination have been properly remediated. Additional environmental assessment and remediation work at the site is anticipated, the final cost of which is currently uncertain.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

    The following summarizes common stock prices for the years ended January 4, 2003 and December 29, 2001.

                                                              PRICE PER SHARE
                                                              ---------------
                            2002                               HIGH     LOW
                            ----                               ----     ---
FIRST QUARTER...............................................  $12.64   $ 7.84
SECOND QUARTER..............................................  $15.50   $11.07
THIRD QUARTER...............................................  $15.50   $ 5.81
FOURTH QUARTER..............................................  $ 7.54   $ 5.33

                                                              Price Per Share
                                                              ---------------
                            2001                               High     Low
                            ----                               ----     ---
First Quarter...............................................  $ 9.13   $ 4.00
Second Quarter..............................................  $11.10   $ 7.30
Third Quarter...............................................  $ 9.98   $ 6.21
Fourth Quarter..............................................  $ 8.55   $ 6.50

---------

(1) The Company's common stock is traded over the counter and is quoted on the Nasdaq National Market under the symbol
     'QFAB.'

(2) No dividends have been previously paid on the Company's common stock. However, on March 3, 2003 the Board of Directors approved the payment of a cash dividend of $0.025 per common share payable on March 27, 2003 to shareholders of record on March 17, 2003. See Note 12 of Notes to
     Financial Statements.

(3) As of March 24, 2003, there were approximately 81 record holders of common stock.

(4) The Company's Credit Agreement, Senior Notes, and Series A Notes contain restrictive covenants which limit the Company's ability to declare and pay dividends. Under the most restrictive of these covenants, $28.9 million was available for the payment of dividends as of January 4, 2003. See Note 5 of Notes to Financial Statements.

                      EQUITY COMPENSATION PLAN INFORMATION
                                 (IN THOUSANDS)

                                                                                            NUMBER OF
                                                                                            SECURITIES
                                                 NUMBER OF                             REMAINING AVAILABLE
                                              SECURITIES TO BE     WEIGHTED-AVERAGE    FOR FUTURE ISSUANCE
                                                ISSUED UPON        EXERCISE PRICE OF       UNDER EQUITY
                                                EXERCISE OF           OUTSTANDING       COMPENSATION PLANS
                                                OUTSTANDING            OPTIONS,             (EXCLUDING
                                             OPTIONS, WARRANTS       WARRANTS AND      SECURITIES REFLECTED
              PLAN CATEGORY                    AND RIGHTS(A)           RIGHTS(B)         IN COLUMN A)(C)
              -------------                    -------------           ---------         ---------------
Equity compensation plans approved by
  security holders........................           1,937             $   7.21                   235
Equity compensation plans not approved by
  security holders........................           1,501                 4.76                   229
                                                  --------             --------              --------
    Total.................................           3,438             $   6.14                   464
                                                  --------             --------              --------
                                                  --------             --------              --------

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

    The Company granted options to acquire 555,538 shares of common stock (adjusted for stock splits), exercisable at a price of $0.80 per share, to Nortex Holdings, Inc. in April 1993 ('Nortex Option'). Options to acquire 66,665 shares are outstanding under the Nortex Option, which expires in April 2003. All options granted under the 1993 Stock Option Plan for certain Company officers are fully vested and currently cover 92,630 shares of common stock. When granted, the exercise price of the shares covered by the 1993 Stock Option Plan was $2.75 per share as to 60% of the shares granted and $1.37 per share as to 40% of the shares granted. The Company's 1996 Stock Option Plan for certain key employees currently covers 770,450 shares of common stock. Options granted under the 1996 Stock Option Plan vest over a five-year period beginning on the date of each grant. Options are issued at their fair market value at the date of grant, and the average exercise price for all options granted is $7.53 per share. Prior to their participation in the Company's 1997 Stock Option Plan in 2000, the Company's outside directors were awarded options pursuant to individual contracts. These options were issued at their fair market value at the date of grant, and the average exercise price for all such options granted is $9.20 per share. All options granted under these contracts are fully vested and currently cover a total of 82,500 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
             (IN THOUSANDS, EXCEPT PER SHARE AND PER YARD AMOUNTS)

    The following table sets forth certain consolidated financial and operating data of the Company for the periods indicated. This selected financial and operating data should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other financial information included herein.

                                                                                FISCAL YEAR ENDED
                                                        ------------------------------------------------------------------
                                                        JANUARY 4,   DECEMBER 29,   DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                         2003(1)         2001           2000          2000         1999
                                                         -------         ----           ----          ----         ----
INCOME STATEMENT DATA:
   Net sales..........................................   $365,445      $331,105       $302,985      $251,364     $253,297
   Cost of products sold..............................    285,493       260,746        234,859       202,503      201,631
                                                         --------      --------       --------      --------     --------
   Gross profit.......................................     79,952        70,359         68,126        48,861       51,666
   Selling, general and administrative expenses.......     56,885        50,532         46,450        40,591       37,677
   Non-recurring charge(4)............................          0           800              0             0            0
                                                         --------      --------       --------      --------     --------
   Operating income...................................     23,067        19,027         21,676         8,270       13,989
   Other expenses:
       Interest expense...............................      4,633         4,111          4,850         5,127        5,405
       Other, net.....................................         91            10            (13)          (46)         (28)
                                                         --------      --------       --------      --------     --------
   Income before provision for income taxes...........     18,343        14,906         16,839         3,189        8,612
   Provision for income taxes.........................      6,787         5,358          5,894         1,116        2,842
                                                         --------      --------       --------      --------     --------
   Net income.........................................   $ 11,556      $  9,548       $ 10,945      $  2,073     $  5,770
                                                         --------      --------       --------      --------     --------
   Earnings per common share(2) -- basic..............   $   0.72      $   0.61       $   0.70      $   0.13     $   0.42
                                                         --------      --------       --------      --------     --------
   Earnings per common share(2) -- diluted............   $   0.69      $   0.58       $   0.68      $   0.13     $   0.40
                                                         --------      --------       --------      --------     --------
   Weighted average shares outstanding(2) -- basic....     16,022        15,762         15,705        15,664       13,861
                                                         --------      --------       --------      --------     --------
   Weighted average shares outstanding(2) --diluted...     16,847        16,493         16,203        16,081       14,477
                                                         --------      --------       --------      --------     --------
SELECTED OPERATING DATA:
   Depreciation and amortization......................   $ 17,826      $ 15,419       $ 13,991      $ 13,202     $ 10,616
   Net capital expenditures(3)........................     32,094        32,644         17,143        19,030       41,487
   Unit volume (in yards).............................     63,847        56,718         53,380        48,036       50,397
   Weighted average gross sales price per yard........   $   5.57      $   5.51       $   5.30      $   4.84     $   4.54
BALANCE SHEET DATA:
   Working capital....................................   $ 74,808      $ 72,598       $ 66,538      $ 63,034     $ 72,694
   Total assets.......................................    288,686       273,684        246,036       237,482      234,766
   Long-term debt, net of current portion, and
     capitalized leases...............................     61,200        63,500         53,397        61,672       69,011
   Stockholders' equity...............................   $161,805      $148,503       $138,333      $127,278     $124,993

---------

(1)  The fiscal year ended January 4, 2003 was a 53-week period.

(2) Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year.

(3) Net capital expenditures reflects assets acquired by purchase and capital lease.

(4) Costs incurred related to a potential acquisition which was not completed.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                              JANUARY 4,    December 29,
                                                                 2003           2001
                                                                 ----           ----
ASSETS
Current assets:
    Cash and cash equivalents...............................   $  1,098       $    600
    Accounts receivable, less reserves of $1,826 and $1,712
      at January 4, 2003 and December 29, 2001,
      respectively..........................................     42,346         48,907
    Inventories.............................................     50,407         47,993
    Prepaid and refundable income taxes.....................      2,560            418
    Deferred income taxes...................................      1,520          1,382
    Production supplies.....................................      1,634          1,336
    Prepaid insurance.......................................      2,130          1,316
    Other current assets....................................      6,250          5,082
                                                               --------       --------
        Total current assets................................    107,945        107,034
Property, plant and equipment, net (Note 3).................    173,790        159,419
Other assets:
    Goodwill, net...........................................      5,432          5,432
    Other assets............................................      1,519          1,799
                                                               --------       --------
        Total assets........................................   $288,686       $273,684
                                                               --------       --------
                                                               --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations............   $     --       $    697
    Current portion of debt.................................      5,000             --
    Accounts payable........................................     15,559         23,269
    Accrued expenses (Note 4)...............................     12,578         10,470
                                                               --------       --------
        Total current liabilities...........................     33,137         34,436
Long-term debt (Note 5).....................................     61,200         63,500
Deferred income taxes.......................................     30,643         25,260
Other long-term liabilities.................................      1,901          1,985
Commitments and contingencies (Note 7)
Redeemable preferred stock:
    Series A convertible $0.01 par value per share,
      liquidation preference $1,000 per share, 50,000 shares
      authorized, none issued...............................         --             --
Stockholders' equity:
    Common stock, $0.01 par value per share, 40,000,000
      shares authorized; 16,146,026 and 15,825,196 shares
      issued and outstanding at January 4, 2003 and
      December 29, 2001, respectively.......................        161            158
    Additional paid-in capital..............................     87,668         84,230
    Unearned compensation...................................       (901)            --
    Retained earnings.......................................     76,964         65,408
    Accumulated other comprehensive loss....................     (2,087)        (1,293)
                                                               --------       --------
        Total stockholders' equity..........................    161,805        148,503
                                                               --------       --------
        Total liabilities and stockholders' equity..........   $288,686       $273,684
                                                               --------       --------
                                                               --------       --------

               The accompanying notes are an integral part of these
                        consolidated financial Statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FISCAL YEAR ENDED
                                                           ----------------------------------------
                                                           JANUARY 4,   December 29,   December 30,
                                                              2003          2001           2000
                                                              ----          ----           ----
Net sales................................................   $365,445      $331,105       $302,985
Cost of products sold....................................    285,493       260,746        234,859
                                                            --------      --------       --------
Gross profit.............................................     79,952        70,359         68,126
Selling, general and administrative expenses.............     56,885        50,532         46,450
Non-recurring charge (Note 11)...........................         --           800             --
                                                            --------      --------       --------
Operating income.........................................     23,067        19,027         21,676
Other expenses:
    Interest expense.....................................      4,633         4,111          4,850
    Other net............................................         91            10            (13)
                                                            --------      --------       --------
Income before provision for income taxes.................     18,343        14,906         16,839
Provision for income taxes...............................      6,787         5,358          5,894
                                                            --------      --------       --------
Net income...............................................   $ 11,556      $  9,548       $ 10,945
                                                            --------      --------       --------
Earnings per common share -- basic.......................   $   0.72      $   0.61       $   0.70
                                                            --------      --------       --------
Earnings per common share -- diluted.....................   $   0.69      $   0.58       $   0.68
                                                            --------      --------       --------
Weighted average shares outstanding -- basic.............     16,022        15,762         15,705
                                                            --------      --------       --------
Weighted average shares outstanding -- diluted...........     16,847        16,493         16,203
                                                            --------      --------       --------

                              -------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                      FISCAL YEAR ENDED
                                                           ----------------------------------------
                                                           JANUARY 4,   December 29,   December 30,
                                                              2003          2001           2000
                                                              ----          ----           ----
Net income...............................................   $ 11,556      $  9,548       $ 10,945
                                                            --------      --------       --------
Other comprehensive income (loss)
    Foreign currency translation adjustments.............       (829)          106            (32)
    Unrealized gain (loss) on hedging instruments........         35           (19)            --
                                                            --------      --------       --------
        Other comprehensive income (loss)................       (794)           87            (32)
                                                            --------      --------       --------
Comprehensive income.....................................   $ 10,762      $  9,635       $ 10,913
                                                            --------      --------       --------
                                                            --------      --------       --------

               The accompanying notes are an integral part of these
                        consolidated financial Statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                    ADDITIONAL                                 OTHER           TOTAL
                                  COMMON   COMMON    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                  SHARES   STOCK     CAPITAL     COMPENSATION   EARNINGS    GAIN (LOSS)       EQUITY
                                  ------   -----     -------     ------------   --------    -----------       ------
Balance, January 1, 2000........  15,682    $157     $83,554       $     --     $44,915       $(1,348)       $127,278
    Net income..................              --          --             --      10,945            --          10,945
    Proceeds from stock options
      exercised, including tax
      benefits..................      1       --           4             --          --            --               4
    Proceeds from employee stock
      purchase plan.............     34       --         138             --          --            --             138
    Foreign translation
      adjustment................              --          --             --          --           (32)            (32)
                                  ------    ----     -------       --------     -------       -------        --------
Balance, December 30, 2000......  15,717    $157     $83,696       $     --     $55,860       $(1,380)       $138,333
    Net income..................              --          --             --       9,548            --           9,548
    Proceeds from stock options
      exercised, including tax
      benefits..................     85        1         405             --          --            --             406
    Proceeds from employee stock
      purchase plan.............     23       --         129             --          --            --             129
    Foreign translation
      adjustment................              --          --             --          --           106             106
    Unrealized loss on hedging
      instruments...............              --          --             --          --           (19)            (19)
                                  ------    ----     -------       --------     -------       -------        --------
Balance, December 29, 2001......  15,825    $158     $84,230       $     --     $65,408       $(1,293)       $148,503
    Net income..................              --          --             --      11,556            --          11,556
    Proceeds from stock options
      exercised, including tax
      benefits..................    301        3       2,244             --          --            --           2,247
    Proceeds from employee stock
      purchase plan.............     20       --         162             --          --            --             162
    Unearned stock option
      compensation..............              --       1,032         (1,032)         --            --              --
    Amortization of unearned
      compensation..............              --          --            131          --            --             131
    Foreign translation
      adjustment................              --          --             --          --          (829)           (829)
    Unrealized gain on hedging
      instruments...............              --          --             --          --            35              35
                                  ------    ----     -------       --------     -------       -------        --------
BALANCE, JANUARY 4, 2003........  16,146    $161     $87,668       $   (901)    $76,964       $(2,087)       $161,805
                                  ------    ----     -------       --------     -------       -------        --------
                                  ------    ----     -------       --------     -------       -------        --------

               The accompanying notes are an integral part of these
                        consolidated financial Statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      FISCAL YEAR ENDED
                                                           ----------------------------------------
                                                           JANUARY 4,   DECEMBER 29,   DECEMBER 30,
                                                              2003          2001           2000
                                                              ----          ----           ----
Cash flows from operating activities:
    Net income...........................................   $ 11,556      $  9,548       $ 10,945
    Adjustments to reconcile net income to net cash
      provided by operating activities --
      Depreciation and amortization......................     17,826        15,419         13,991
      Amortization of unearned compensation..............        131            --             --
      Deferred income taxes..............................      5,245         2,860          4,896
      Tax benefit related to exercise of common stock
        options..........................................        879           194             --

    Changes in operating assets and liabilities --
      Accounts receivable................................      5,901        (6,172)        (1,544)
      Inventories........................................     (2,643)       (4,162)        (2,941)
      Prepaid expenses and other assets..................     (4,115)           71           (789)
      Accounts payable and accrued expenses..............     (5,602)        5,987            432
      Other long-term liabilities........................        (84)         (194)          (467)
                                                            --------      --------       --------
        Net cash provided by operating activities........   $ 29,094      $ 23,551       $ 24,523
                                                            --------      --------       --------
Cash flows from investing activities:
    Purchases of property, plant and equipment...........    (32,094)      (32,644)       (17,143)
                                                            --------      --------       --------
Cash flows from financing activities:
    Change in revolving credit facility..................     (2,300)       10,800         (6,300)
    Repayment of long-term debt..........................         --            --            (36)
    Repayments of capital lease obligations..............       (697)       (1,975)        (1,026)
    Proceeds from issuance of long-term debt.............      5,000            --             --
    Capitalization of financing costs....................       (130)           --            (20)
    Proceeds from exercise of common stock options and
      issuance of shares under the employee stock
      purchase plan......................................      1,530           341            142
                                                            --------      --------       --------
        Net cash provided by (used in) financing
          activities.....................................      3,403         9,166         (7,240)
Effect of exchange rates on cash.........................         95            87            (32)
                                                            --------      --------       --------
Net increase in cash.....................................        498           160            108
Cash and cash equivalents, beginning of period...........        600           440            332
                                                            --------      --------       --------
Cash and cash equivalents, end of period.................   $  1,098      $    600       $    440
                                                            --------      --------       --------

Supplemental disclosure of cash flow information:
    Cash paid for --
        Interest.........................................   $  4,169      $  4,197       $  4,837
        Income taxes.....................................   $  2,547      $  1,683       $  3,164

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Quaker Fabric Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

    (b) Fiscal Year. The Company's fiscal year ends on the Saturday nearest to January 1 of each year. The fiscal years ended December 29, 2001 and December 30, 2000 each contained 52 weeks, while the fiscal year ended
January 4, 2003 contained 53 weeks.

    (c) Revenue Recognition. Revenue is recognized from product sales when earned as required by generally accepted accounting principles and in accordance with SAB 101, 'Revenue Recognition in Financial Statements.' Revenues are recognized when product shipment has occurred. At that time, the price is fixed and determinable and collectability is reasonably assured, title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

    (d) Cash and cash equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments which are highly liquid in nature and have original maturities of three months or less.

    (e) Allowance for Doubtful Accounts and Sales Returns and Allowances. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among approximately 1,000 customers and no single customer represents more than 6.0% of the accounts receivable balance at January 4, 2003.

    Management analyzes historical sales and quality returns, current economic trends, and the Company's quality performance when evaluating the adequacy of the reserve for sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the reserve for sales returns and allowances in any accounting period. The provision for sales returns and allowances is recorded as a reduction of sales. Material differences may result in the amount and timing of net sales for any period if management makes different judgments or uses different estimates.

    (f) Inventories. Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a FIFO basis. Cost for financial

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

reporting purposes is determined by the last-in, first-out (LIFO) method. Inventories consist of the following at January 4, 2003 and December 29, 2001:

                                                       JANUARY 4,   DECEMBER 29,
                                                          2003          2001
                                                          ----          ----
Raw materials........................................   $24,984       $20,816
Work-in-process......................................     8,930        10,605
Finished goods.......................................    13,786        15,036
                                                        -------       -------
    Inventory at FIFO................................    47,700        46,457
LIFO adjustment......................................     2,707         1,536
                                                        -------       -------
    Inventory at LIFO................................   $50,407       $47,993
                                                        -------       -------
                                                        -------       -------

    LIFO inventory values are higher than FIFO costs because current manufacturing costs are lower than the older historical costs used to value inventory on a LIFO basis.

    Approximately 65% of finished goods are produced upon receipt of a firm order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months.

    (g) Property, Plant and Equipment. Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on property and equipment on a straight-line basis over their estimated useful lives as follows:

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

    (h) Impairment of Long-Lived Assets. The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment in accordance with Financial Accounting Standards Board ('FASB') Statement No. 144 ('SFAS No. 144'), 'Accounting for the Impairment or Disposal of Long-Lived Assets.' The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for any underperforming long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred.

    (i) Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill was historically amortized on a straight-line basis over 40 years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 142, 'Goodwill and Other Intangible Assets.' The Company has adopted the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to test all goodwill for impairment at least annually and to cease amortization of this asset. Amortization expense was approximately $193 for each of the two fiscal years in the period ended December 29, 2001. At

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

January 4, 2003, the Company was not required to recognize any impairment. There can be no assurance goodwill will not be impaired in the future.

    (j) Income Taxes. The Company accounts for income taxes under SFAS No. 109, 'Accounting for Income Taxes.' This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that the Company would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax-effective to do so. Management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

    (k) Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted earnings per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                   JANUARY 4,   DECEMBER 29,   DECEMBER 30,
                                                      2003          2001           2000
                                                      ----          ----           ----
Weighted average common shares outstanding.......    16,022        15,762         15,705
Dilutive potential common shares.................       825           731            498
                                                     ------        ------         ------
Weighted average common shares outstanding and
  dilutive potential common shares...............    16,847        16,493         16,203
                                                     ------        ------         ------
                                                     ------        ------         ------
Antidilutive options.............................     1,395           996          1,279
                                                     ------        ------         ------
                                                     ------        ------         ------

    (l) Foreign Currency. The assets and liabilities of the Company's Mexican and Brazilian operations are translated at period-end exchange rates, and statement of income accounts are translated at weighted average exchange rates. The resulting translation adjustments are included in the consolidated balance sheet as a separate component of equity, 'Accumulated Other Comprehensive Loss,' and foreign currency transaction gains and losses are included with selling, general and administrative expenses in the consolidated statements of income.

    In accordance with SFAS No. 137, 'Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133,' the Company adopted SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' and SFAS No. 138 'Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,' (collectively, SFAS No. 133, as amended) effective in fiscal 2001.

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

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

    The Company enters into forward exchange contracts to hedge the fair value of foreign currency denominated intercompany accounts payable. The purpose of the Company's foreign currency hedging activities is to minimize, for a period of time, the unforeseen impact on the Company's results of operations of fluctuations in foreign exchange rates. At January 4, 2003, the Company had 6 forward contracts totaling $900, all maturing in less than six months, to exchange Brazilian reals and Mexican pesos for U.S. dollars. The Company has designated these contracts as fair value hedges intended to lock in the expected cash flows from the repayment of foreign currency denominated intercompany payables at the available forward rate at the inception of the contract. Changes in the fair value of the hedge instruments are recognized in earnings. At January 4, 2003, the fair value of these contracts resulted in an unrealized gain of $6.

    The Company also enters into forward exchange contracts to hedge the purchase of fixed assets denominated in foreign currencies. At January 4, 2003, the Company had one forward contract for $398 to hedge the purchase of equipment denominated in a foreign currency. The Company has designated this hedge as a cash flow hedge intended to reduce the risk of currency fluctuations from the time of order through delivery of the equipment. The fair value of this contract as of January 4, 2003 resulted in an unrealized gain of $16 which was recorded in other comprehensive income.

    In December 2001, the Company entered into a foreign currency swap in order to further provide an economic hedge against an additional portion of its currency risk in Mexico. The terms of the agreement call for the Company to swap
2.0 million Mexican pesos per month from April 2002 through March 2003 at a fixed rate of 9.13 pesos to the U.S. Dollar. The original notional amount of the contract was approximately $2,600, and the remaining notional amount as of January 4, 2003, is approximately $650. The Company must pay a floating interest rate on the outstanding notional amount of the contract. The interest rate is the Mexican Interbank Equilibrium Rate less 1.0%. The rate is reset every 28 days. The interest rate at January 4, 2003 is 7.75%. Unrealized gains and losses resulting from the impact of currency fluctuations on the value of this contract are recognized in earnings in the period when the exchange rates change. At January 4, 2003, an unrealized gain of $81 has been recorded on this currency swap.

    These derivative financial instruments are for risk management purposes only and are not used for trading or speculative purposes.

    (m) Use of Estimates in the Preparation of Financial Statements. The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of income taxes, inventory reserves, accounts receivable reserves, and self insurance reserves.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    (n) Self-Insurance Reserves. The Company is self-insured for workers' compensation and medical insurance. Quaker has also purchased stop loss coverage for both types of risks in order to minimize the effect of a catastrophic level of claims. At the end of each accounting period, the reserves for incurred but not reported claims must be evaluated. Management evaluates claims experience on a regular basis in consultation with the Company's insurance advisors and makes adjustments to these reserves. Significant management judgments and estimates must be made and used in connection with evaluating the adequacy of self-insurance reserves. Material differences may result in the amount and timing of these costs for any period if management makes different judgments or uses different estimates.

    (o) Fair Value of Financial Instruments. The Company's financial instruments mainly consist of cash, accounts receivable, accounts payable, foreign currency financial instruments and long term debt. The carrying amounts of these financial instruments as of January 4, 2003 approximate their fair values due to the short term nature and terms of these instruments, and also the rates available to the Company for debt and foreign currency financial instruments with similar terms and remaining maturities.

    (p) Shipping and Handling Costs. In Fiscal 2000, the Company adopted Emerging Issues Task Force (EITF) Issue 00-10, 'Accounting for Shipping and Handling Fees and Costs' (EITF 00-10). At adoption, EITF 00-10 required the Company to classify amounts billed to a customer in a sales transaction related to shipping and handling as revenues and classify similar costs in a sales transaction as cost of goods sold. The net effect of the adoption of EITF 00-10 resulted in the Company reclassifying net shipping costs from 'selling, general and administrative' expenses to 'net sales' and 'cost of products sold' within the consolidated statements of income. Shipping and handling costs are not significant and therefore not separately disclosed.

    (q) Recently Issued Accounting Standards. In January 2003, the FASB issued Interpretation No. 46 ('FIN 46'), 'Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ('ARB') No. 51 ('ARB 51').' The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 provides guidance that determines
(1) whether consolidation is required under (a) the 'controlling financial interest' model of ARB 51, 'Consolidated Financial Statements,' or (b) other existing authoritative guidance or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and determined that this interpretation will have no effect on its consolidated financial statements.

    In December 2002, the FASB issued Statement No. 148 ('SFAS 148'), 'Accounting for Stock-Based Compensation.' SFAS 148 amends FASB issued Statement No. 123 ('SFAS 123'), 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for an entity that voluntarily adopts the accounting provisions of SFAS 123. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for our stock option plans under Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' as well as to provide disclosure of stock based compensation as outlined in SFAS 123 and as amended in SFAS 148.

    In November 2002, the FASB issued Interpretation No. 45 ('FIN 45'), 'Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 44.' FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 and determined that this interpretation had no material effect on its consolidated financial statements.

    In June 2002, the FASB issued Statement No. 146 ('SFAS 146'), 'Accounting for Costs Associated with Exit or Disposal Activities.' This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ('EITF 94-3'), 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).' The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

    (r) Stock option plans. As more fully described in Note 8, the Company has stock option plans in effect that provide for the grant of non-qualified stock options to directors, officers and employees of the Company. The Company applies APB Opinion 25, 'Accounting for Stock Issued to Employees,' and related interpretations in accounting for its stock option plans. The exercise price of stock options, set at the time of grant, is not less than the fair market value per share at the date of grant. Options have a term of 10 years and generally vest after 5 years.

    The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, 'Accounting for Stock-Based Compensation,' had been applied to the Company's stock option plans.

                                                      FISCAL YEAR ENDED
                                           ----------------------------------------
                                           JANUARY 4,   DECEMBER 29,   DECEMBER 30,
                                              2003          2001           2000
                                              ----          ----           ----
Net income, as reported..................   $11,556        $9,548        $10,945
Add: Stock-based employee compensation
  expense included in net income, net of
  related tax effects....................        83            --             --
Less: Stock-based employee compensation
  expense determined under Black-Scholes
  option pricing model, net of related
  tax effects............................       889           919            986
                                            -------        ------        -------
Pro forma net income:....................   $10,750        $8,629        $ 9,959
                                            -------        ------        -------
                                            -------        ------        -------
Earnings per common share -- basic
    As reported..........................   $  0.72        $ 0.61        $  0.70
    Pro forma............................   $  0.67        $ 0.55        $  0.64
Earnings per common share -- diluted
    As reported..........................   $  0.69        $ 0.58        $  0.68
    Pro forma............................   $  0.64        $ 0.52        $  0.61

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                       JANUARY 4,   DECEMBER 29,
                                                          2003          2001
                                                          ----          ----
Land.................................................   $  4,280      $  4,280
Buildings and improvements...........................     32,704        30,939
Leasehold improvements...............................      5,122         4,864
Machinery and equipment..............................    232,423       201,116
Furniture and fixtures...............................      2,192         1,900
Motor vehicles.......................................        169           190
Construction in progress.............................        898         3,814
                                                        --------      --------
                                                         277,788       247,103
Less -- Accumulated depreciation and amortization....    103,998        87,684
                                                        --------      --------
                                                        $173,790      $159,419
                                                        --------      --------
                                                        --------      --------

    Depreciation and amortization expense related to property, plant and equipment for the years ending January 4, 2003, December 29, 2001, and December 30, 2000 was $17,723, $15,154, and $13,723, respectively.

4. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                       JANUARY 4,   DECEMBER 29,
                                                          2003          2001
                                                          ----          ----
Payroll and fringe benefits..........................   $ 2,897       $ 2,635
Workers' compensation................................     3,575         2,850
Vacation.............................................     2,580         1,664
Medical insurance....................................       900         1,100
Interest.............................................     1,285           821
Other................................................     1,341         1,400
                                                        -------       -------
                                                        $12,578       $10,470
                                                        -------       -------
                                                        -------       -------

5. DEBT

    Debt consists of the following:

                                                       JANUARY 4,   DECEMBER 29,
                                                          2003          2001
                                                          ----          ----
7.18% Senior Notes...................................   $30,000       $30,000
7.09% Senior Notes...................................    15,000        15,000
7.56% Senior Notes...................................     5,000            --
Credit Agreement.....................................    16,200        18,500
                                                        -------       -------
                                                         66,200        63,500
                                                        -------       -------
Less: current portion of debt........................     5,000            --
                                                        -------       -------
                                                        $61,200       $63,500
                                                        -------       -------
                                                        -------       -------

    On October 10, 1997, the Company issued $30,000 of 7.18% Senior Notes and $15,000 of 7.09% Senior Notes (the 'Senior Notes'). The Senior Notes are unsecured and bear interest at fixed rates of 7.18% and 7.09%, payable semiannually. The Senior Notes may be prepaid in whole or in part prior to

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

maturity, at the Company's option, subject to a yield maintenance premium, as defined. On February 14, 2002, the Company issued $5,000 of 7.56% Series A Notes (the 'Series A Notes'). The Series A Notes are unsecured and bear interest at a fixed interest rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. In addition and also on February 14, 2002, the Company entered into a $45,000 non-committed Shelf Note agreement with an insurance company pursuant to which the Company may issue additional senior notes prior to February 14, 2005 with maturity dates of up to ten years. Required principal payments of the Senior Notes are as follows:

                                             7.18% NOTE   7.09% NOTE   7.56% NOTE
                                             ----------   ----------   ----------
October 10, 2003...........................   $    --      $ 5,000      $    --
October 10, 2004...........................        --        5,000           --
October 10, 2005...........................        --        5,000           --
October 10, 2006...........................    15,000           --           --
October 10, 2007...........................    15,000           --           --
February 14, 2009..........................        --           --        5,000
                                              -------      -------      -------
                                              $30,000      $15,000      $ 5,000
                                              -------      -------      -------
                                              -------      -------      -------

    Under the terms of the unsecured credit facility (the 'Credit Agreement'), which was amended and restated on February 14, 2002, the Company may borrow up to $60,000 through January 31, 2007. Advances made under the Credit Agreement bear interest at either the prime rate plus 0.25% or the Eurodollar rate plus an 'Applicable Margin,' as determined by the Company. The Applicable Margin on advances is adjusted quarterly based on the Company's Leverage Ratio as defined in the Credit Agreement. The Applicable Margin for Eurodollar advances may range from 1.0% to 1.875%. The Company is also required to pay certain fees including a commitment fee which will vary based on the Company's Leverage Ratio. As of January 4, 2003, the commitment fee is 0.375% of the unused portion of the Credit Agreement which was $43,683, net of outstanding letters of credit of $117. As of January 4, 2003, the Company had $16,200 outstanding under the Credit Agreement at an effective interest rate of 3.77%. As of December 29, 2001, the Company had $18,500 outstanding under the Credit Agreement at an effective interest rate of 3.16%.

    The Company is required to comply with a number of affirmative and negative covenants under the Credit Agreement, the Senior Notes, and the Series A Notes. Among other things, the Credit Agreement, the Senior Notes and the Series A Notes require the Company to satisfy certain financial tests and ratios (including interest coverage ratios, leverage ratios, and net worth requirements). The Credit Agreement, the Senior Notes and the Series A Notes also impose limitations on the Company's ability to incur additional indebtedness, create certain liens, incur capital lease obligations, declare and pay dividends, make certain investments, and purchase, merge or consolidate with or into any other corporation. Under the most restrictive of these covenants $28.9 million was available for the payment of dividends as of January 4, 2003. As of January 4, 2003, the Company is in compliance with all debt covenants.

    As of January 4, 2003, total debt principal payments for each of the next five fiscal years and thereafter are as follows:

2003.......................................................  $ 5,000
2004.......................................................    5,000
2005.......................................................    5,000
2006.......................................................   15,000
2007.......................................................   31,200
Thereafter.................................................    5,000
                                                             -------
                                                             $66,200
                                                             -------
                                                             -------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6. INCOME TAXES

    Income (loss) before provision for income taxes consists of:

                                                              FISCAL YEAR ENDED
                                                   ----------------------------------------
                                                   JANUARY 4,   DECEMBER 29,   DECEMBER 30,
                                                      2003          2001           2000
                                                      ----          ----           ----
Domestic.........................................   $18,008       $15,193        $16,437
Foreign..........................................       335          (287)           402
                                                    -------       -------        -------
                                                    $18,343       $14,906        $16,839
                                                    -------       -------        -------
                                                    -------       -------        -------

    The following is a summary of the provision (benefit) for income taxes:

                                                              FISCAL YEAR ENDED
                                                   ----------------------------------------
                                                   JANUARY 4,   DECEMBER 29,   DECEMBER 30,
                                                      2003          2001           2000
                                                      ----          ----           ----
Federal
    Current......................................    $1,174        $2,235         $1,572
    Deferred.....................................     4,774         2,265          3,618
                                                     ------        ------         ------
                                                      5,948         4,500          5,190
                                                     ------        ------         ------
State
    Current......................................       673           565            219
    Deferred.....................................        49           130            345
                                                     ------        ------         ------
                                                        722           695            564
                                                     ------        ------         ------
Foreign
    Current......................................       203            86             34
    Deferred.....................................       (86)           77            106
                                                     ------        ------         ------
                                                        117           163            140
                                                     ------        ------         ------
                                                     $6,787        $5,358         $5,894
                                                     ------        ------         ------
                                                     ------        ------         ------

    A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the amount reflected in the accompanying consolidated statements of income is as follows:

                                                              FISCAL YEAR ENDED
                                                   ----------------------------------------
                                                   JANUARY 4,   DECEMBER 29,   DECEMBER 30,
                                                      2003          2001           2000
                                                      ----          ----           ----
Provision for income taxes at statutory rate.....   $ 6,420        $5,217         $5,894
Increase in taxes resulting from:
    Amortization of goodwill.....................        --            67             67
    State and foreign income taxes, net of
      federal benefit............................       701           697            646
    Valuation allowance..........................       965           839            391
Decrease in taxes resulting from:
    State investment tax credits, net of federal
      provision..................................    (1,119)         (978)          (580)
Extraterritorial income or foreign sales
  corporation benefit............................      (204)         (179)          (262)
Other............................................        24          (305)          (262)
                                                    -------        ------         ------
                                                    $ 6,787        $5,358         $5,894
                                                    -------        ------         ------
                                                    -------        ------         ------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The Company has available for use $503 of federal tax credit carryforwards, which have no expiration dates. The timing and use of the tax credit carryforwards are limited under applicable federal income tax legislation. In addition, the Company has approximately $7,317 of state investment tax credit carryforwards. These state tax credits have no expiration date, however, the timing and use of these credits is limited under applicable state income tax legislation. The Company has provided a valuation allowance for a portion of certain state tax credits that may not be realized.

    The significant items comprising the deferred tax asset/liability are as follows:

                                                   JANUARY 4, 2003        DECEMBER 29, 2001
                                                ---------------------   ---------------------
                                                CURRENT    LONG-TERM    CURRENT    LONG-TERM
                                                -------    ---------    -------    ---------
Assets:
    Tax credit carryforwards..................  $   680     $  4,756    $   361     $  4,792
    Receivable reserves.......................      626           --        587           --
    Accrued fringe benefits and workers'
      compensation............................      935        1,300      1,611           --
    Foreign net operating loss................       --          143         --           --
    Deferred compensation.....................       --          160         --           --
    Other.....................................      281        1,256        100        1,647
                                                -------     --------    -------     --------
        Total assets..........................    2,522        7,615      2,659        6,439
        Valuation allowance...................       --       (3,755)        --       (3,169)
                                                -------     --------    -------     --------
        Total assets, net of valuation
          allowance...........................    2,522        3,860      2,659        3,270
                                                -------     --------    -------     --------

Liabilities:
    Property basis differences................       --      (34,503)        --      (28,530)
    Inventory basis differences...............   (1,002)          --     (1,256)          --
    Other.....................................       --           --        (21)          --
                                                -------     --------    -------     --------
        Total liabilities.....................   (1,002)     (34,503)    (1,277)     (28,530)
                                                -------     --------    -------     --------
            Net assets (liabilities)..........  $ 1,520     $(30,643)   $ 1,382     $(25,260)
                                                -------     --------    -------     --------
                                                -------     --------    -------     --------

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

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    (c) Leases. The Company leases certain facilities and equipment under operating lease agreements expiring at various dates from the current year to the year 2010. As of January 4, 2003, the aggregate minimum future commitments under leases are as follows:

                                                            OPERATING
                                                             LEASES
                                                             ------
2003......................................................   $3,224
2004......................................................    1,499
2005......................................................    1,119
2006......................................................      890
2007......................................................      471
Thereafter................................................      205
                                                             ------
                                                             $7,408
                                                             ------
                                                             ------

    Rent expense for operating leases for the years ended January 4, 2003, December 29, 2001 and December 30, 2000 was $3,903, $3,331, and $3,094,
respectively.

    (d) Letters of Credit. In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. As of January 4, 2003, the Company had issued or agreed to issue letters of credit totaling $117.

    (e) Employment Contract and Change-in-Control Agreements. In 1999, the Company's Board of Directors approved a second amendment to the President and Chief Executive Officer's Employment Agreement (the Employment Agreement). The Employment Agreement provides for Mr. Liebenow to continue to serve as President and Chief Executive Officer of the Company on a full-time basis through March 12, 2005, subject to an automatic three-year extension, unless terminated by the Company upon one year's prior notice and provides for certain payments to be made to Mr. Liebenow in the event of a change in control.

    The Employment Agreement provides for a base salary of $600, subject to such annual increases as may be determined by the Board of Directors, as well as certain benefits and reimbursement of expenses. If the Employment Agreement had terminated as of January 4, 2003, Mr. Liebenow would have been entitled to receive $1,980 (in the event of a voluntary termination, termination for cause or for any other reason).

    During 1999, the Company also entered into change-in-control agreements with the Company's other corporate officers. These agreements provide certain benefits to the Company's other officers in the event their employment with the Company is terminated as a result of a change-in-control as defined. The maximum contingent liability related to the change-in-control agreements is approximately $3.0 million.

8. STOCK OPTIONS

    The Company has several stock option plans (the Plans) in effect that provide for the granting of non-qualified stock options to directors, officers, and employees of the Company. Options under the Plans are generally granted at fair market value and vesting is determined by the Board of Directors.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    Stock Option Activity. A summary of the Company's stock option activity is as follows:

                                                             Fiscal Year Ended
                                     ------------------------------------------------------------------
                                          JANUARY 4,            DECEMBER 29,           DECEMBER 30,
                                             2003                   2001                   2000
                                     --------------------   --------------------   --------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVG.                   AVG.                   AVG.
                                     NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ------      -----      ------      -----      ------      -----
Options outstanding, beginning of
  year.............................    3,047      $5.71       2,783      $5.28       1,976      $5.64
Granted............................      701      $7.33         356      $8.30         834      $4.53
Exercised..........................     (301)     $4.55         (85)     $2.43          (1)     $5.43
Forfeited..........................       (9)     $6.66          (7)     $4.61         (26)     $8.98
Options outstanding, end of year...    3,438      $6.14       3,047      $5.71       2,783      $5.28
Options exercisable................    1,972      $5.76       1,807      $5.15       1,500      $4.42
Options available for grant........      464         --         132         --         258         --
Weighted average fair value per
  share of options granted.........       --      $4.90          --      $4.80          --      $2.70

    The following table summarizes information for options outstanding and exercisable at January 4, 2003:

                                               Weighted       Weighted                     Weighted
                                                Average        Average                      Average
                                   Options     Exercise       Remaining        Options     Exercise
Range of Prices                  Outstanding     Price     Life (in years)   Exercisable     Price
---------------                  -----------     -----     ---------------   -----------     -----
$          0.80................       556       $ 0.80          0.28              556       $ 0.80
$          1.37................        83         1.37          2.04               82         1.37
$ 2.75 --  4.00................       433         3.97          7.55              185         3.93
$ 4.25 --  5.50................       528         5.11          6.49              266         5.14
$ 7.25 -- 10.25................     1,722         8.25          5.57              787         9.07
$13.00 -- 17.67................       116        16.46          5.44               96        16.21
                                    -----       ------          ----            -----       ------
                                    3,438       $ 6.14          4.23            1,972       $ 5.76
                                    -----       ------          ----            -----       ------
                                    -----       ------          ----            -----       ------

    At its regular meeting in December 2001, the Company's Board of Directors granted options to purchase 160 shares of common stock at an exercise price of $8.30 per share to certain individuals subject to shareholder approval of an increase of 750 shares in the number of shares available for grant under the Plans. At the May 16, 2002 Annual Meeting, shareholder approval was received. Accordingly, the Company recorded an unearned compensation charge equal to the difference between the exercise price and the fair value on the date of shareholder approval of $1,032. During 2002, the Company recognized $131 of amortization of unearned compensation.

    Accounting for Stock Based Compensation. The Company discloses stock-based compensation information in accordance with SFAS 148 and SFAS 123. SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25. The Company has elected to continue to account for its stock option plans under APB 25 as well as to provide disclosure of stock based compensation as outlined in SFAS 123 as amended by SFAS 148. SFAS 123 requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. SFAS 123 does not apply to awards made prior to June 24, 1995, and so all pro forma disclosures include the effects of all options granted after June 24, 1995. Additional awards in future

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

years are anticipated. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future expectations.

    Had compensation cost for awards granted in Fiscal 2002, Fiscal 2001 and Fiscal 2000 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income and earnings per common share would have been as follows:

                                                           Fiscal Year Ended
                                                ----------------------------------------
                                                JANUARY 4,   DECEMBER 29,   DECEMBER 30,
                                                   2003          2001           2000
                                                   ----          ----           ----
Net income
    As reported...............................   $11,556        $9,548        $10,945
    Pro forma.................................   $10,750        $8,629        $ 9,959
Earnings per common share -- basic
    As reported...............................   $  0.72        $ 0.61        $  0.70
    Pro forma.................................   $  0.67        $ 0.55        $  0.64
Earnings per common share -- diluted
    As reported...............................   $  0.69        $ 0.58        $  0.68
    Pro forma.................................   $  0.64        $ 0.52        $  0.61

    Pro forma compensation expense for options is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

    The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option grated after December 15, 1994. The following assumptions used for stock option grants and employee purchase right grants were as follows:

                                                       Fiscal Year Ended
                                            ----------------------------------------
                                            JANUARY 4,   DECEMBER 29,   DECEMBER 30,
                                               2003          2001           2000
                                               ----          ----           ----
Expected volatility.......................     70.0%         50.0%          49.9%
Risk-free interest rate...................      4.5%          5.0%           6.0%
Expected life of options..................   7 YEARS       7 years        7 years
Expected dividends........................        --            --             --

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options with no vesting or transferability restrictions. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions used can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. Management has determined that the impact of the cash dividend declared on March 3, 2003, which is discussed in Note 12, did not have a material effect on pro forma compensation expense for 2002.

9. SEGMENT REPORTING

    The Company operates as a single business segment consisting of sales of two products; upholstery fabric and specialty yarns. Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                                             FISCAL YEAR ENDED
                                                 ------------------------------------------
                                                  JANUARY 4,    December 29,   December 30,
                                                     2003           2001           2000
                                                     ----           ----           ----
North America (excluding USA)..................    $30,347        $27,198        $25,336
Middle East....................................      7,321          3,315          3,477
South America..................................      2,916          3,325          1,524
Europe.........................................      4,752          4,741          5,324
All other areas................................      3,493          3,678          5,628
                                                   -------        -------        -------
                                                   $48,829        $42,257        $41,289
                                                   -------        -------        -------
                                                   -------        -------        -------

    Gross sales by product category are as follows:

                                                             FISCAL YEAR ENDED
                                                 ------------------------------------------
                                                  JANUARY 4,    December 29,   December 30,
                                                     2003           2001           2000
                                                     ----           ----           ----
Fabric.........................................    $355,341       $312,289       $282,846
Yarn...........................................      15,907         23,217         23,922
                                                   --------       --------       --------
                                                   $371,248       $335,506       $306,768
                                                   --------       --------       --------
                                                   --------       --------       --------

10. EMPLOYEE BENEFIT PLANS
(reflects actual dollar and share amounts)

    The Company has established a 401(k) plan (the 401(k) Plan) for eligible employees of the Company who may contribute up to 15% of their annual salaries (up to $11,000 for 2002) to the 401(k) Plan. All contributions made by an employee are fully vested and are not subject to forfeiture. Each year the Company contributes on behalf of each participating employee an amount equal to 100% of the first $200 contributed by each employee and 25% of the next $800 contributed by such employee, for a maximum annual Company contribution of $400 per employee. The Company's matching contribution was $586,000, $483,000, and $397,000, in 2002, 2001, and 2000, respectively. An employee is fully vested in the contributions made by the Company upon his or her completion of five years of participation in the 401(k) Plan.

    Effective October 1, 1997, the Company established an Employee Stock Purchase Plan (the ESPP) under which a maximum of 100,000 shares of common stock may be purchased by eligible employees. All full-time employees of the Company, other than officers of the Company, are eligible to participate in the ESPP.

    The ESPP provides for quarterly 'purchase periods' within each of the Company's fiscal years. Shares are purchased through payroll deductions (of not less than 1% nor more than 10% of compensation as defined, or up to a maximum of $10,000 in a designated dollar amount per year.) The purchase price for shares is 85% of the fair market value of the common stock at the date of purchase. For Fiscal Years 2002, 2001, and 2000 the Company issued 19,899 shares, 22,984 shares, and 34,281 shares respectively, under the Plan.

11. NON-RECURRING CHARGE

    In July 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $800. As a result, a non-recurring, pre-tax charge of $800 ($500 after-tax or $0.03 per diluted share) was recorded in the third quarter of Fiscal 2001.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

12. SUBSEQUENT EVENTS

    On March 3, 2003, the Board of Directors approved a new dividend policy reflecting the Company's intention to pay dividends going forward, with the level of each dividend payment, if any, to be determined by the Board based on a number of factors, including the Company's financial performance, cash flows and cash requirements. Also on March 3, 2003, the Board approved and announced the payment of a cash dividend in an amount equal to $0.025 per common share payable March 27, 2003 to shareholders of record on March 17, 2003.

    On February 24, 2003, Nortex Holdings, Inc., a Delaware holding company owned by Larry Liebenow, Quaker Fabric's Chief Executive Officer, and Duncan Whitehead, Vice President-Research and Development, exercised options for 488,873 shares of Quaker common stock. These options were originally granted to Nortex Holdings in April 1993 in connection with the buy-out of a financial holding company's interest in Quaker and were nearing the end of their ten-year term.

13. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the results of operations for each of the quarters within the years ended January 4, 2003 and December 29, 2001.

                                                         FIRST      SECOND     THIRD    FOURTH
                         2002                           QUARTER    QUARTER    QUARTER   QUARTER
                         ----                           -------    -------    -------   -------
NET SALES.............................................  $100,032   $101,931   $80,990   $82,492
GROSS MARGIN..........................................    22,600     23,128    16,045    18,179
OPERATING INCOME......................................     8,103      8,241     3,639     3,084
NET INCOME............................................  $  4,428   $  4,481   $ 1,492   $ 1,155
EARNINGS PER COMMON SHARE -- BASIC....................  $   0.28   $   0.28   $  0.09   $  0.07
EARNINGS PER COMMON SHARE -- DILUTED..................  $   0.26   $   0.26   $  0.09   $  0.07

                                                           First    Second     Third    Fourth
                          2001                            Quarter   Quarter   Quarter   Quarter
                          ----                            -------   -------   -------   -------
Net sales...............................................  $79,836   $84,637   $76,376   $90,256
Gross margin............................................   17,319    17,785    15,213    20,042
Operating income........................................    5,823     5,863     1,520     5,821
Net income..............................................  $ 3,073   $ 3,079   $   331   $ 3,065
Earnings per common share -- basic......................  $  0.20   $  0.20   $  0.02   $  0.19
Earnings per common share -- diluted....................  $  0.19   $  0.19   $  0.02   $  0.19

---------

(1) All quarters in 2002 and 2001 were 13 weeks except for the fourth quarter of 2002 which contained 14 weeks.

(2) Earnings per common share for the quarters presented have each been calculated separately. Accordingly, quarterly amounts may not sum to the fiscal year amount presented.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF QUAKER FABRIC CORPORATION:

In our opinion, the accompanying consolidated balance sheet as of January 4, 2003 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Quaker Fabric Corporation (the Company) and its subsidiaries at January 4, 2003 and the results of their operations and their cash flows for the fiscal year ended January 4, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of the Company as of December 29, 2001, and for each of the two years in the period ended December 29, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 4, 2002, except with respect to the matters discussed in Note 5 of those financial statements, as to which the date was February 14, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 17, 2003 (except with respect
to the matters discussed in Note 12,
as to which the date is March 3, 2003)

                       REPORT OF INDEPENDENT ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

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

    Overall demand levels in the upholstery fabric sector are a function of overall demand for household furniture, which is, in turn, affected by general economic conditions, population demographics, consumer confidence and disposable income levels, sales of new and existing homes and interest rates.

    Although both industry and macroeconomic conditions began to weaken in May of 2000 and continued to deteriorate throughout the balance of the year, the positive momentum in the Company's order rate that started during 1999 continued throughout 2000, culminating in record revenues for 2000 of $303.0 million and a dramatic increase in Quaker's bottom line profitability, with net income of $10.9 million. The Company also generated strong cash flows in 2000, allowing it to reduce debt by an additional $7.2 million and resulting in a net debt to capital ratio of approximately 28.4% at year-end.

    During 2001, Quaker once again demonstrated outstanding top line results, particularly when compared to the performance of the furniture sector as a whole, achieving record revenues of $331.1 million for the year, up 9.3%, with net income of $9.5 million, new orders up 18.5% during the fourth quarter versus the comparable period of 2000, and a production backlog at the end of 2001 of $43.0 million.

    The Company's order rate remained strong going into 2002, and Quaker's 2002 revenues of $365.4 million and net income of $11.6 million both set new company records. During the first half of 2002, Quaker's revenues were running at an annualized rate of approximately $400.0 million, however, global economic conditions deteriorated as the year progressed, ultimately resulting in a weak fourth quarter, with domestic fabric sales down 8.9% for the quarter and yarn sales off significantly. The Company's backlog position at year-end was also down considerably from $43.0 million in 2001 to $26.1 million at the end of 2002, due to both significant reductions Quaker achieved in its delivery lead times and weakness in the Company's fourth quarter order rate. During 2002, Quaker also further strengthened its balance sheet, with the Company generating approximately $13.0 million of free cash flow during the fourth quarter, thereby allowing Quaker to reduce funded debt by approximately $13.3 million during the quarter.

    Demand levels for the Company's products have increased since the start of 2003 compared to the fourth quarter of 2002. At this time, management believes that global economic conditions will remain relatively weak during 2003, resulting in a challenging business environment for Quaker, its suppliers and its customers. Uncertainty surrounding the global economic and geopolitical environment will likely continue to put pressure on the Company's fabric sales, including a significant reduction in overall demand in certain of its export markets over the near term. Additionally, continued softening in domestic demand for yarn products is expected to depress the Company's yarn revenues. Management nevertheless believes that the significant investments the Company has made in new product development, manufacturing equipment, new technology and market initiatives have positioned the Company to compete successfully and deliver a strong overall financial performance as business conditions improve. With a focus this year on generating free cash flow, management anticipates new spending on capital projects of approximately $9.0 million during 2003, compared to approximately $32.0 million during 2002. Additionally, the Company is analyzing various financing alternatives in connection with the possible development of additional manufacturing and warehousing facilities in the Fall River area.

    Quarterly Operating Results. The following table sets forth certain condensed unaudited consolidated statements of income data for the eight fiscal quarters ended January 4, 2003, as well as certain data expressed as a percentage of the Company's total net sales for the periods indicated:

                                     FISCAL 2002                              FISCAL 2001
                       ---------------------------------------   -------------------------------------
                        FIRST      SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                       QUARTER    QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                       -------    -------    -------   -------   -------   -------   -------   -------
                                            (in thousands, except per share data)
Net sales............  $100,032   $101,931   $80,990   $82,492   $79,836   $84,637   $76,376   $90,256
Gross margin.........    22,600     23,128    16,045    18,179    17,319    17,785    15,213    20,042
Gross margin
  percentage.........     22.6%      22.7%     19.8%     22.0%     21.7%     21.0%     19.9%     22.2%
Operating income.....     8,103      8,241     3,639     3,084     5,823     5,863     1,520     5,821
Operating income
  percentage.........      8.1%       8.1%      4.5%      3.7%      7.3%      6.9%      2.0%      6.4%
Income before
  provision for
  income taxes.......     7,029      7,113     2,367     1,834     4,802     4,811       517     4,776
                       --------   --------   -------   -------   -------   -------   -------   -------
Net income...........  $  4,428   $  4,481   $ 1,492   $ 1,155   $ 3,073   $ 3,079   $   331   $ 3,065
                       --------   --------   -------   -------   -------   -------   -------   -------
                       --------   --------   -------   -------   -------   -------   -------   -------
Earnings per common
  share -- basic.....  $   0.28   $   0.28   $  0.09   $  0.07   $  0.20   $  0.20   $  0.02   $  0.19
                       --------   --------   -------   -------   -------   -------   -------   -------
                       --------   --------   -------   -------   -------   -------   -------   -------
Earnings per common
  share -- diluted...  $   0.26   $   0.26   $  0.09   $  0.07   $  0.19   $  0.19   $  0.02   $  0.19
                       --------   --------   -------   -------   -------   -------   -------   -------
                       --------   --------   -------   -------   -------   -------   -------   -------

---------

The data reflected in this table has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of such information when read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this report. Fiscal year 2001 contained 52 weeks while fiscal year 2002 was 53 weeks. The fourth quarter of fiscal year 2002 contained 14 weeks.

                              -------------------

    The Company follows industry practice by closing its operating facilities for a one-to-two week period during July of each year. In 2002 and 2001, this shutdown period, and the resulting effect on sales, occurred in the third fiscal quarter. During 2003, the shutdown period, and the resulting effect on sales, will be split between the second and third fiscal quarters.

    Product Mix. By offering a broad assortment of fabrics at each price point and in each styling category, the Company has positioned itself as a full service supplier of Jacquard and plain woven fabrics to the upholstered furniture segment. While Quaker offers a full range of fabrics to its promotional-end customers, the Company's primary focus is on the development of products for the middle to upper-end of the market, where Quaker's design, technology and manufacturing expertise provide the Company with the greatest competitive advantage. Quaker's product line is divided into three distinct branded collections, with its Davol'TM', Quaker'TM', and Whitaker'r' Collections intended to meet the styling, design, quality and pricing needs of the promotional, middle to better, and better to upper ends of the market, respectively.

    Geographic Distribution of Fabric Sales. To develop markets for upholstery fabric outside the United States, the Company has placed substantial emphasis on building both direct exports from the United States as well as sales from its distribution centers in Mexico and Brazil. The following table sets forth certain information about the changes which have occurred in the geographic distribution of the Company's gross fabric sales since 2000:

                                                               FISCAL YEAR
                                  ---------------------------------------------------------------------
                                          2002                    2001                    2000
                                  ---------------------   ---------------------   ---------------------
                                             PERCENT OF              PERCENT OF              PERCENT OF
                                   AMOUNT      SALES       AMOUNT      SALES       AMOUNT      SALES
                                   ------      -----       ------      -----       ------      -----
                                                             (in thousands)
Gross fabric sales (dollars):
    Domestic sales..............  $306,512      86.3%     $270,032      86.5%     $241,557      85.4%
    Foreign sales(1)............    48,829      13.7        42,257      13.5        41,289      14.6
                                  --------     -----      --------     -----      --------     -----
    Gross fabric sales..........  $355,341     100.0%     $312,289     100.0%     $282,846     100.0%
                                  --------     -----      --------     -----      --------     -----
                                  --------     -----      --------     -----      --------     -----

---------

(1) Foreign sales consists of both direct exports from the United States as well as sales from the Company's distribution centers in Mexico and Brazil.

CRITICAL ACCOUNTING ESTIMATES

    The following is a brief discussion of the more significant accounting estimates used by the Company.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS AND ALLOWANCES

    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among more than 1,000 customers and no single customer represents more than 6.0% of the accounts receivable balance at January 4, 2003.

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

INVENTORIES

    Inventory is valued using the last-in, first-out (LIFO) method. Approximately 65% of finished goods are produced upon receipt of a firm order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months. A significant increase in demand for the Company's products could result in a short-term increase in manufacturing costs, including but not limited to overtime and other costs related to capacity constraints in certain areas of the Company. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, assumptions used in determining management's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Therefore, although every effort is made to ensure the accuracy of management's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and the Company's reported operating results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation No. 46 ('FIN 46'), 'Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ('ARB 51').' The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 provides guidance that determines (1) whether consolidation is required under (a) the 'controlling financial interest' model of ARB 51, 'Consolidated Financial Statements,' or (b) other existing authoritative guidance, or alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and determined that this interpretation will have no effect on its consolidated financial statements.

    In December 2002, the FASB issued Statement No. 148 ('SFAS 148'), 'Accounting for Stock-Based Compensation.' SFAS 148 amends FASB Statement No. 123 ('SFAS 123'), 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for an entity that voluntarily adopts the accounting provisions of SFAS 123. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for our stock option plans under Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' as well as to provide disclosure of stock based compensation as outlined in SFAS 123, as amended by SFAS 148.

    In November 2002, the FASB issued Interpretation No. 45 ('FIN 45'), 'Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 44.'
FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 and determined that this interpretation had no material effect on its consolidated financial statements.

    In June 2002, the FASB issued Statement No. 146 ('SFAS 146'), 'Accounting for Costs Associated with Exit or Disposal Activities.' This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ('EITF 94-3'), 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).' The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

    Net Sales. Net sales for 2002 increased $34.3 million, or 10.4%, to $365.4 million from $331.1 million in 2001. Gross fabric sales increased due to increases in both domestic and foreign fabric sales. Gross fabric sales within the United States increased 13.5%, to $306.5 million in 2002 from $270.0 million in 2001. Foreign sales increased 15.6%, to $48.8 million in 2002 from $42.3 million in 2001. This increase in foreign sales was due to improved sales in Mexico and Canada as well as increased penetration of other international markets. Gross yarn sales decreased 31.5%, to $15.9 million in 2002 from $23.2 million in 2001.

    The gross volume of fabric sold increased 12.6%, to 63.8 million yards in 2002 from 56.7 million yards in 2001. The weighted average gross sales price per yard increased 1.1%, to $5.57 in 2002 from

$5.51 in 2001. The Company sold 2.6% more yards of middle to better-end fabrics and 36.6% more yards of promotional-end fabrics in 2002 than in 2001. The average gross sales price per yard of middle to better-end fabrics increased by 4.6%, to $6.43 in 2002 from $6.15 in 2001. The average gross sales price per yard of promotional-end fabrics increased by 1.3%, to $4.00 in 2002 from $3.95 in 2001.

    Gross Margin. The gross margin percentage for 2002 increased to 21.9% as compared to 21.2% for 2001. Improvements in raw material yields on a per unit basis accounted for approximately $8.4 million in cost reductions compared to the prior year. Increased manufacturing capacity resulted in a drop in the Company's overtime requirements, reducing overtime costs by approximately $1.1 million. Distribution of revenues among the fiscal quarters also affects the incurrence of overtime. In 2002 record sales during the first half of the year resulted in significant overtime costs, while less overtime was incurred during the second half of the year because of lower demand for the Company's products. The production of second quality fabric increased during 2002, offsetting these margin improvements by approximately $2.4 million and fixed overhead costs increased by approximately $8.5 million as compared to 2001. All other variable costs increased by approximately $1.0 million.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $56.9 million in 2002 from $50.5 million in 2001. Selling, general and administrative expenses as a percentage of net sales were 15.6% and 15.3% in 2002 and 2001, respectively. The increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales. Additionally, labor and related costs and sampling expenses were each up $2.2 million as compared to 2001.

    Interest Expense, Net. Interest expense increased to $4.6 million in 2002 from $4.1 million in 2001. Higher average levels of senior debt, partially offset by lower rates of interest were the primary reasons for the increase.

    Effective Tax Rate. The Company's effective tax rate was 37.0% for 2002 and 36.0% for 2001. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level. The effective tax rate increased in 2002 principally due to lower federal tax credits. See Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report. Based upon existing tax laws and our operating plans for 2003, we anticipate the effective tax rate will be similar to 2002.

FISCAL 2001 COMPARED TO FISCAL 2000

    Net Sales. Net sales for 2001 increased $28.1 million, or 9.3%, to $331.1 million from $303.0 million in 2000. Gross fabric sales increased due to increases in both domestic and foreign fabric sales. Gross fabric sales within the United States increased 11.8%, to $270.0 million in 2001 from $241.6 million in 2000. Foreign sales increased 2.3%, to $42.3 million in 2001 from $43.1 million in 2000. This increase was due to improved sales in Mexico and Canada as well as increased penetration of other international markets. Gross yarn sales decreased 2.9%, to $23.2 million in 2001 from $23.9 million in 2000.

    The gross volume of fabric sold increased 6.3%, to 56.7 million yards in 2001 from 53.4 million yards in 2000. The weighted average gross sales price per yard increased 4.0%, to $5.51 in 2001 from $5.30 in 2000. The Company sold 1.6% more yards of middle to better-end fabrics and 31.3% more yards of promotional-end fabrics in 2001 than in 2000. The average gross sales price per yard of middle to better-end fabrics increased by 6.2%, to $6.15 in 2001 from $5.79 in 2000. The average gross sales price per yard of promotional-end fabrics increased by 5.9%, to $3.95 in 2001 from $3.73 in 2000.

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

    Non-recurring Charge. In July 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $0.8 million. As a result, a non-recurring, pre-tax, charge of $0.8 million ($0.5 million after-tax or $0.03 per diluted share) was recorded in the third quarter of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, introduce new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance (ii) increases in the Company's working capital needs related to its sales growth, and (iii) investments in the Company's IT systems.

    The primary source of the Company's liquidity and capital resources has been operating cash flow. The Company's net cash provided by operating activities was $29.1 million, $23.6 million and $24.5 million in 2002, 2001 and 2000 respectively. As necessary, the Company supplements its operating cash flow with borrowings. Net borrowings (repayments) were $2.0 million in 2002, $8.8 million in 2001 and ($7.4) million in 2000.

    Capital expenditures in 2002, 2001, and 2000 were $32.1 million, $32.6 million, and $17.1 million respectively. Capital expenditures during 2002 were funded by operating cash flow and borrowings. Management anticipates that capital expenditures for new projects will total approximately $9.0 million in 2003, consisting principally of $5.0 million for various manufacturing equipment, $2.0 million for IT projects and $2.0 million for various other capital projects. Additionally, the Company is analyzing several financing alternatives in connection with the possible development of additional manufacturing and warehousing facilities in the Fall River area. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

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

    The Company also has a $60.0 million unsecured Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of January 4, 2003, the Company had $16.2 million outstanding under the Credit Agreement and unused availability of $43.7 million. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this report.

    The Company is required to comply with a number of affirmative and negative covenants under the Credit Agreement, the Senior Notes, and the Series A Notes, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company; restrictions on the Company's ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. The Company is currently in compliance with all of the affirmative and negative covenants in the Credit Agreement and the Series A and Senior Notes and management believes the Company's continued compliance will not prevent the Company from operating in the normal course of business.

    The following table sets forth contractual obligations and commitments due as of January 4, 2003:

                                                  PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                          -----------------------------------------------------
                                                    LESS THAN                            AFTER
        CONTRACTUAL OBLIGATIONS            TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
        -----------------------            -----     ------     ---------   ---------   -------
Long-Term Debt..........................  $66,200    $5,000      $10,000     $46,200    $5,000
Operating Leases........................    7,408     3,224        2,618       1,361       205
Letters of Credit.......................      117       117        --          --         --
                                          -------    ------      -------     -------    ------
    Total Contractual Cash
      Obligations.......................  $73,725    $8,341      $12,618     $47,561    $5,205
                                          -------    ------      -------     -------    ------
                                          -------    ------      -------     -------    ------

    The Company has historically not paid dividends, instead using earnings to fuel growth and capital equipment requirements. However, on March 3, 2003, the Company's Board of Directors adopted a new dividend policy reflecting Quaker's intention to pay quarterly dividends going forward, with the level of each dividend payment, if any, to be determined by Quaker's board of directors based on a number of factors, including the Company's financial performance, cash flows and cash requirements. Also on March 3, 2003, the Company announced the payment of a cash dividend in an amount equal to $0.025 per common share payable on March 27, 2003 to shareholders of record on March 17, 2003. The Company anticipates that free cash flow from operations will be sufficient to allow for the payment of regular quarterly dividends.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words 'may,' 'will,' 'expect,' 'anticipate,' 'continue,' 'estimate,' 'project,' 'intend,' 'designed' and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN CURRENCY RISK

    Approximately 3.2% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

    At January 4, 2003, the Company had the following significant derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                                  NOTIONAL     WEIGHTED
                                                  AMOUNT IN    AVERAGE      NOTIONAL
                                                    LOCAL      CONTRACT    AMOUNT IN       FAIR
      TYPE OF INSTRUMENT            CURRENCY      CURRENCY       RATE     U.S. DOLLARS    VALUE       MATURITY
      ------------------            --------      --------       ----     ------------    -----       --------
Forward Contract...............  Mexican Peso    6.0 million    10.35     $0.6 million   $  9,000      March 2003
Forward Contract...............  Brazilian Real  2.6 million     3.46     $0.9 million   $ (3,000)  February 2003
Currency Swap..................  Mexican Peso    6.0 million     9.13     $0.6 million   $ 89,000      March 2003

    The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in approximately a $0.3 million unrealized gain; whereas a 10% weakening of the U.S. dollar would result in approximately a $0.3 million unrealized loss.

INTEREST RATE RISK

    Approximately 75.5% of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

    Using a scenario analysis, the Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at January 4, 2003 and has determined that such a rate change would not have a material impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required under Item 8 is included in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders (the 'Proxy Statement') to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be included in the Proxy Statement to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

    During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

    There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K

(i) Financial Statements

    Consolidated Balance Sheets -- January 4, 2003 and December 29, 2001

    Consolidated Statements of Income -- For the years ended January 4, 2003, December 29, 2001, and December 30, 2000

    Consolidated Statements of Comprehensive Income -- For the years ended January 4, 2003, December 29, 2001, and December 30, 2000

    Consolidated Statements of Changes in Stockholders' Equity -- For the years ended January 4, 2003, December 29, 2001, and December 30, 2000

    Consolidated Statements of Cash Flows -- For the years ended January 4, 2003, December 29, 2001, and December 30, 2000

    Notes to Consolidated Financial Statements

    Report of Independent Public Accountants

(ii) Financial Statement Schedules

    The following financial statement schedule of the Company included herein should be read in conjunction with the audited financial statements incorporated by reference in this Form 10-K.

    Schedule II -- Valuation and Qualifying Accounts

    Report of Independent Accountants on Financial Statement Schedule.

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

10.85  -- Amendment No. 1 to the Split Dollar Insurance Agreements
          between QFR and each of its officers.(9)
10.86  -- Amendment, dated as of December 17, 1999, to Employment
          Agreement between the Company and Larry A. Liebenow.(9)
10.87  -- 1999 Stock Purchase Loan Program and form of related
          Secured Promissory Note and Stock Pledge Agreement.(9)
10.88  -- Amendment No. 2, dated as of December 28, 1999 to the
          Note Purchase Agreement dated as of October 10, 1997 among
          QFR, The Prudential Insurance Company of America, and
          Pruco Life Insurance Company.(9)
10.89  -- Software License Agreement, dated December 29, 1999, between QFR as Licensee and Paragon Management Systems,
          Inc.(9)
10.90  -- Mexico City, Mexico Warehouse Lease, dated February 6,
          2000, between Quaker Fabric Mexico, S.A. de C.V. and Irene
          Font Byrom.(10)
10.91  -- Amendment to the 1997 Stock Option Plan.(10)
10.92  -- Lease between Sayre A. Litchman and QFR, dated June 30,
          2000.(10)
10.93  -- Software License Agreement dated April 30, 2001 between
          QFR and SSA Global Technologies, Inc.(11)
10.94  -- Purchase and Sale Agreement, dated June 29, 2001, between
          QFR and Whaling Mfg. Co., Inc.(11)
10.95  -- High Point, North Carolina Warehouse Lease Extension
          Agreement, dated July 29, 2001, between QFR and Bresmiro
          Associates, LLC.(11)
10.96  -- Purchase and Sale Agreement, dated September 4, 2001, between QFR and Charles McAnsin Associates, LP.(11)
10.97  -- Los Angeles Warehouse First Amendment to Standard
          Industrial Lease Agreement, dated September 24, 2001,
          between QFR and CIIF Associates II, LP.(11)
10.98  -- Energy Supply Agreement, dated December 4, 2001, between
          QFR and Select Energy, Inc.(11)
10.99  -- Second Amended and Restated Credit Agreement, dated
          February 14, 2002, among QFR, Quaker Textile Corp., Quaker
          Fabric Mexico, S.A. de C.V., the Company, and Fleet
          National Bank.(11)
10.100 -- Note Purchase and Private Shelf Agreement, dated February
          14, 2002, between QFR and The Prudential Insurance Company of America.(11)
10.101 -- Form of stock option agreement between the Company and outside directors, prior to participation in the 1997
          Stock Option Plan.
10.102 -- Natural Gas Service Terms Agreement, dated May 20, 2002, between QFR and AllEnergy Gas and Electric Marketing
          Company, L.L.C.
10.103 -- Form of extension of change in control agreement, dated
          December 13, 2002, between the Company, each of its vice
          presidents, and its controller.
10.104 -- Form of indemnification agreement, dated December 13,
          2002, between the Company and each of its directors and
          officers.
10.105 -- Software License Agreement dated December 31, 2002 between QFR and SPSS, Inc.
10.106 -- Mexico City, Mexico Warehouse Lease, dated February 6,
          2003, between Quaker Fabric Mexico, S.A. de C.V. and Irene
          Font Byrom.
10.107 -- Amendment No. 1 to Software License Agreement, dated
          February 24, 2003, between QFR and Adexa, Inc.
21     -- Subsidiaries.(5)
23     -- Consent of PricewaterhouseCoopers LLP.

---------

 (1)  Incorporated by reference to the Company's Registration
      Statement on Form S-1, Registration No. 33-69002, initially filed with the Securities and Exchange Commission on September 17, 1993, as amended.

 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

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

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                                          QUAKER FABRIC CORPORATION

                                          By: /s/ LARRY A. LIEBENOW
                                              ..................................
                                              LARRY A. LIEBENOW
                                              CHIEF EXECUTIVE OFFICER,
                                              PRESIDENT, AND DIRECTOR

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

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----
             /s/ LARRY A. LIEBENOW          Chief Executive Officer, President, and  April 2, 2003
 .........................................    Director
              (LARRY A. LIEBENOW)

                /s/ PAUL J. KELLY           Vice President -- Finance (Chief         April 2, 2003
 .........................................    Financial and Accounting Officer)
                 (PAUL J. KELLY)

                 /s/ SANGWOO AHN            Chairman of the Board                    April 2, 2003
 .........................................
                  (SANGWOO AHN)

               /s/ JERRY I. PORRAS          Director                                 April 2, 2003
 .........................................
                (JERRY I. PORRAS)

          /s/ ERIBERTO R. SCOCIMARA         Director                                 April 2, 2003
 .........................................
            (ERIBERTO R. SCOCIMARA)

                                 CERTIFICATIONS

I, Larry A. Liebenow, certify that:

    1. I have reviewed this annual report on Form 10-K of Quaker Fabric Corporation.

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:        /s/ LARRY A. LIEBENOW
                                              ..................................
                                                      LARRY A. LIEBENOW
                                                   CHIEF EXECUTIVE OFFICER

Date: April 2, 2003

I, Paul J. Kelly, certify that:

    1. I have reviewed this annual report on Form 10-K of Quaker Fabric Corporation.

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:         /s/ PAUL J. KELLY
                                              ..................................
                                                        PAUL J. KELLY
                                                   CHIEF FINANCIAL OFFICER

Date: April 2, 2003

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

    In connection with this annual report on Form 10-K of Quaker Fabric Corporation for the annual period ended January 4, 2003 (the 'Periodic Report'), I, Larry A. Liebenow, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 2, 2003                             /s/ LARRY A. LIEBENOW
                                         ......................................
                                                   LARRY A. LIEBENOW
                                                CHIEF EXECUTIVE OFFICER


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

    In connection with this annual report on Form 10-K of Quaker Fabric Corporation for the annual period ended January 4, 2003 (the 'Periodic Report'), I, Paul J. Kelly, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 2, 2003                                     /s/ PAUL J. KELLY
                                               .................................
                                                           PAUL J. KELLY
                                                      CHIEF EXECUTIVE OFFICER

                                                                     SCHEDULE II

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 30, 2000, DECEMBER 29, 2001, AND JANUARY 4, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                  NET
                                                     BALANCE AT   PROVISIONS   DEDUCTIONS    BALANCE
                                                     BEGINNING    CHARGED TO      FROM       AT END
                   DESCRIPTIONS                      OF PERIOD    OPERATIONS   ALLOWANCES   OF PERIOD
                   ------------                      ---------    ----------   ----------   ---------
Year Ended December 30, 2000
    Bad Debt Reserve...............................    $1,032       $  957      $  (938)     $1,051
    Sales Returns & Allowances Reserve.............    $  723       $4,276      $(4,177)     $  822

Year Ended December 29, 2001
    Bad Debt Reserve...............................    $1,051       $1,019      $(1,621)     $  449
    Sales Returns & Allowances Reserve.............    $  822       $4,682      $(4,241)     $1,263

Year Ended January 4, 2003
    Bad Debt Reserve...............................    $  449       $  725      $  (546)     $  628
    Sales Returns & Allowances Reserve.............    $1,263       $5,848      $(5,913)     $1,198

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Quaker Fabric Corporation:

Our audit of the consolidated financial statements referred to in our report dated February 17, 2003 (except with respect to the matters discussed in Note 12, as to which the date is March 3, 2003) appearing in the 2002 Annual Report on Form 10-K of Quaker Fabric Corporation also included an audit of the financial statement schedule listed in Item 15(a)(ii) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The financial statement schedule of the Company as of and for the years ended December 29, 2001 and December 30, 2000 was audited by other independent accountants who have ceased operations. Those independent Accountants stated in a report dated February 4, 2002, that the schedule presented fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 17, 2003

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
               SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

ERIBERTO R. SCOCIMARA
President and Chief Executive Officer
Hungarian-American Enterprise Fund

COMMITTEES

AUDIT COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

STOCK OPTION COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

COMPENSATION COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

NOMINATING COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

OFFICERS

LARRY A. LIEBENOW
President and Chief
Executive Officer

MICHAEL E. COSTA
Controller

JAMES A. DULUDE
Vice President
Manufacturing

CYNTHIA L. GORDAN
Vice President, Secretary
and General Counsel

MARK R. HELLWIG
Vice President
Supply Chain Management

CAROLE E. JOHNSON
Vice President
Marketing

PAUL J. KELLY
Vice President -- Finance,
Treasurer and Chief Financial Officer

THOMAS H. MUZEKARI
Vice President
Sales

BEATRICE SPIRES
Vice President
Design and Merchandising

NORMAN J. STURDEVANT
Vice President and Chief
Information Officer

DUNCAN WHITEHEAD
Vice President
Research and Development

CORPORATE DATA

CORPORATE OFFICE
Quaker Fabric Corporation
941 Grinnell Street
Fall River, Massachusetts 02721
(508) 678-1951

ANNUAL MEETING
10:00 a.m., May 23, 2003
Quaker Fabric Corporation
1082 Davol Street
Fall River, Massachusetts 02720

TRANSFER AGENT AND REGISTRAR
Equiserve Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940-3010
(781) 575-3120
http://www.equiserve.com

NASDAQ: QFAB
INDEPENDENT ACCOUNTANTS
PricewaterhouseCoopers LLP
One International Place
Boston, Massachusetts 02110

LEGAL COUNSEL
Proskauer Rose LLP
1585 Broadway
New York, New York 10036



                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ............................. 'TM'
The registered trademark symbol shall be expressed as .................. 'r'