Form 10-Q
period 2003-04-05
QUAKER FABRIC CORP /DE/
filed 2003-05-19
CIK 103341

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 5, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of May 15, 2003, 16,760,026 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                               April 5,    January 4,
                                                                                2003         2003
                                                                             -----------   ----------
ASSETS                                                                       (Unaudited)   (Audited)
Current assets:
      Cash and cash equivalents                                               $  1,053      $  1,098
      Accounts receivable, less reserves of $1,807 and $1,826 at
         April 5, 2003 and January 4, 2003, respectively                        48,676        42,346
      Inventories                                                               51,367        50,407
      Prepaid and deferred income taxes                                          3,100         4,080
      Production supplies                                                        1,616         1,634
      Prepaid insurance                                                          1,658         2,130
      Other current assets                                                       5,529         6,250
                                                                              --------      --------
            Total current assets                                               112,999       107,945
Property, plant and equipment, net                                             170,742       173,790
Other assets:
      Goodwill                                                                   5,432         5,432
      Other assets                                                               1,405         1,519
                                                                              --------      --------
            Total assets                                                      $290,578      $288,686
                                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of debt                                                 $  5,000      $  5,000
      Accounts payable                                                          17,074        15,559
      Accrued expenses                                                          15,192        12,578
                                                                              --------      --------
         Total current liabilities                                              37,266        33,137
Long-term debt                                                                  55,200        61,200
Deferred income taxes                                                           31,559        30,643
Other long-term liabilities                                                      1,969         1,901
Redeemable preferred stock:
   Series A convertible, $0.01 par value per share, liquidation preference
      $1,000 per share, 50,000 shares authorized, none issued                       --            --
Stockholders' equity:
   Common stock, $0.01 par value per share, 40,000,000 shares authorized;
      16,680,398 and 16,146,026 shares issued and outstanding as of
      April 5, 2003 and January 4, 2003, respectively                              167           161
Additional paid-in capital                                                      88,550        87,668
Unearned compensation                                                             (853)         (901)
Retained earnings                                                               78,860        76,964
Accumulated other comprehensive loss                                            (2,140)       (2,087)
                                                                              --------      --------
      Total stockholders' equity                                               164,584       161,805
                                                                              --------      --------
      Total liabilities and stockholders' equity                              $290,578      $288,686
                                                                              ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                          Three Months Ended
                                                         --------------------
                                                         April 5,   March 30,
                                                           2003       2002
                                                         --------   ---------
                                                             (Unaudited)
Net sales                                                 $90,225    $100,032
Cost of products sold                                      71,258      77,432
                                                          -------    --------
Gross profit                                               18,967      22,600
Selling, general and administrative expenses               14,251      14,497
                                                          -------    --------
Operating income                                            4,716       8,103
Other expenses:
   Interest expense                                         1,069       1,069
   Other, net                                                 (24)          5
                                                          -------    --------
Income before provision for income taxes                    3,671       7,029
Provision for income taxes                                  1,358       2,601
                                                          -------    --------
Net income                                                $ 2,313    $  4,428
                                                          =======    ========
Earnings per common share - basic (Note 1)                $  0.14    $   0.28
                                                          =======    ========
Earnings per common share - diluted (Note 1)              $  0.14    $   0.26
                                                          =======    ========
Dividends per common share                                $ 0.025    $     --
                                                          =======    ========
Weighted average shares outstanding - basic (Note 1)       16,416      15,858
                                                          =======    ========
Weighted average shares outstanding - diluted (Note 1)     16,764      16,744
                                                          =======    ========

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                        Three Months Ended
                                                       --------------------
                                                       April 5,   March 30,
                                                         2003       2002
                                                       --------   ---------
                                                           (Unaudited)
Net income                                              $2,313     $4,428
                                                        ------     ------
Other compensation income (loss)
   Foreign currency translation adjustments                (35)         2
   Unrealized loss on hedging instruments                  (18)       (50)
                                                        ------     ------
      Other compensation loss                              (53)       (48)
                                                        ------     ------
Comprehensive income                                    $2,260     $4,380
                                                        ======     ======

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    Three Months Ended
                                                                   --------------------
                                                                   April 5,   March 30,
                                                                     2003       2002
                                                                   --------   ---------
                                                                       (Unaudited)
Cash flows from operating activities:
   Net income                                                      $ 2,313     $ 4,428

   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Depreciation and amortization                               4,943       4,188
         Amortization of unearned compensation                          48          --
         Deferred income taxes                                         916       1,293
         Tax benefit related to exercise of common stock options       397          65
Changes in operating assets and liabilities:
   Accounts receivable                                              (6,384)     (6,901)
   Inventories                                                        (980)     (3,433)
   Prepaid expenses and other assets                                 2,292         252
   Accounts payable and accrued expenses                             4,129       2,770
   Other long-term liabilities                                          68          87
                                                                   -------     -------
         Net cash provided by operating activities                   7,742       2,749
                                                                   -------     -------

Cash flows from investing activities:
   Purchase of property, plant and equipment                        (1,882)     (9,843)
                                                                   -------     -------

Cash flows from financing activities:
   Change in revolving credit facility                              (6,000)      2,500
   Repayments of capital lease obligations                              --         (69)
   Proceeds from exercise of common stock options and
      issuance of shares under the employee stock purchase plan        491         124
   Proceeds from issuance of long-term debt                             --       5,000
   Capitalization of deferred financing costs                           --        (130)
   Cash dividends                                                     (417)
                                                                   -------     -------
      Net cash provided by (used in) financing activities           (5,926)      7,425
                                                                   -------     -------
Effect of exchange rates on cash                                        21         (48)
                                                                   -------     -------
Net increase in cash                                                   (45)        283
Cash and cash equivalents, beginning of period                       1,098         600
                                                                   -------     -------
Cash and cash equivalents, end of period                           $ 1,053     $   883
                                                                   =======     =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Quaker Fabric Corporation and Subsidiaries (Company) as of April 5, 2003 and January 4, 2003 and the results of their operations and cash flows for the three months ended April 5, 2003 and March 30, 2002. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended April 5, 2003 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 2003.

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

                                                       Three Months Ended
                                                      --------------------
                                                      April 5,   March 30,
                                                        2003       2002
                                                      --------   ---------
                                                        (In thousands)
Weighted average common shares outstanding             16,416     15,858
Dilutive potential common shares                          348        886
                                                       ------     ------
Weighted average common shares outstanding
   and dilutive potential common shares                16,764     16,744
                                                       ======     ======
Antidilutive options                                    1,838        581
                                                       ======     ======

Note 2 - INVENTORIES

     Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a first in, first out (FIFO) basis. Cost for financial reporting purposes is determined by the last-in, first-out (LIFO) method.

     Inventories at April 5, 2003 and January 4, 2003 consisted of the following:

                                               April 5,   January 4,
                                                 2003        2003
                                               --------   ----------
Raw materials                                   $24,143     $24,984
Work-in-process                                  10,153       8,930
Finished goods                                   15,984      13,786
                                                -------     -------
   Inventory at FIFO                             50,280      47,700
LIFO adjustment                                   1,087       2,707
                                                -------     -------
   Inventory at LIFO                            $51,367     $50,407
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

     Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                                       Three Months Ended
                                                      --------------------
                                                      April 5,   March 30,
                                                        2003       2002
                                                      --------   ---------
                                                        (In thousands)
North America (excluding USA)                          $ 6,336    $ 6,908
Middle East                                                457      2,018
South America                                              617        772
Europe                                                   1,051      1,089
All Other                                                  843        645
                                                       -------    -------
                                                       $ 9,304    $11,432
                                                       =======    =======

Gross sales by product category are as follows:

                                 Three Months Ended
                                --------------------
                                April 5,   March 30,
                                  2003       2002
                                --------   ---------
                                   (In thousands)
Fabric                           $87,928    $ 97,616
Yarn                               3,023       3,608
Other                                364         325
                                 -------    --------
                                 $91,315    $101,549
                                 =======    ========

Note 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

     Accounting for Stock Based Compensation. The Company discloses stock-based compensation information in accordance with SFAS 148 and SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25. The Company has elected to continue to account for its stock option plans under APB 25 and related interpretations as well as to provide disclosure of stock based compensation as outlined in SFAS 123 as amended by SFAS 148. SFAS 123 requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. SFAS 123 does not apply to awards made prior to June 24, 1995, and so all pro forma disclosures include the effects of all options granted after June 24, 1995. Additional awards in future years are anticipated. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future expectations.

     The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, had been applied to the Company's stock option plans.

                                                       Three Months Ended
                                                      --------------------
                                                      April 5,   March 30,
                                                        2003       2002
                                                      --------   ---------
                                                         (In thousands)
                                                          (Unaudited)
Net income, as reported                                $2,313      $4,428
Add: Stock-based employee compensation
   expense included in net income, net of
   related tax effects                                     30          --

Less: Stock-based employee compensation
   expense determined under Black-Scholes
   option pricing model, net of related tax effects       252         231
                                                       ------      ------
Pro forma net income:                                  $2,091      $4,197
                                                       ======      ======

Earnings per common share - basic
   As reported                                         $ 0.14      $ 0.28
   Pro forma                                           $ 0.13      $ 0.26

Earnings per common share - diluted
   As reported                                         $ 0.14      $ 0.26
   Pro forma                                           $ 0.12      $ 0.25

Note 5 - SUBSEQUENT EVENTS

     On April 24, 2003, the Board of Directors approved and announced the payment of a cash dividend of $0.025 per common share payable on May 23, 2003 to stockholders of record on May 9, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2002" was a 53 week period ended January 4, 2003 and "Fiscal 2003" will be a 52 week period ending January 3, 2004. The first three months of Fiscal 2002 and Fiscal 2003 ended March 30, 2002 and April 5, 2003, respectively.

Critical Accounting Policies

     The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first three months of 2003 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 4, 2003.

Results of Operations

     Net sales for the first quarter of 2003 decreased $9.8 million or 9.8%, to $90.2 million from $100.0 million for the first quarter of 2002. The overall weighted average gross sales price per yard decreased 1.4%, to $5.51 for the first quarter of 2003 from $5.59 for the first quarter of 2002. The average gross sales price per yard of middle to better-end fabrics increased by 1.9%, to $6.51 in the first quarter of 2003 as compared to $6.39 in the first quarter of 2002. The average gross sales price per yard of promotional-end fabric was $4.04 in the first quarters of 2003 and 2002. The gross volume of fabric sold decreased 8.7%, to 15.9 million yards for the first quarter of 2003 from 17.5 million yards for the first quarter of 2002. Middle to better-end fabrics represented 70.6% of fabric sales during the first quarter of 2003 compared to 75.4% in the first quarter of 2002. The Company sold 17.2% fewer yards of middle to better-end fabrics and 7.8% more yards of promotional-end fabrics in the first quarter of 2003 than in the first quarter of 2002.

     The Company's new order rate declined approximately 19% during the first quarter of 2003 as compared to the first quarter of 2002, and the Company's backlog decreased by approximately 49% to $26.3 million at the end of the first quarter of 2003 as compared to $51.5 million at the end of the first quarter of 2002. The decline in the new order rate and backlog position resulted primarily from slow growth in the domestic economy as well as steps taken to significantly reduce the Company's average delivery lead time to customers.

     Gross fabric sales within the United States decreased 8.8%, to $78.6 million in the first quarter of 2003 from $86.2 million in the first quarter of 2002. Foreign and Export sales decreased 18.6%, to $9.3 million in the first quarter of 2003 from $11.4 million in the first quarter of 2002. Gross yarn sales decreased 16.2%, to $3.0 million in the first quarter of 2003 from $3.6 million in the same period of 2002.

     The gross profit margin for the first quarter of 2003 decreased to 21.0%, as compared to 22.6% for the first quarter of 2002. Due to a decline in orders during the quarter, the Company adjusted its production rates to levels consistent with the lower order rates. The decrease in the gross margin percentage resulted primarily from higher fixed costs per unit attributable to lower production volumes as well as fairly significant quarter over quarter increases in energy, insurance and depreciation costs which were partially offset by a decrease in manufacturing overtime costs.

     Selling, general and administrative expenses decreased to $14.3 million for the first quarter of 2003 from $14.5 million for the first quarter of 2002. Selling, general and administrative expenses as a percentage of net sales increased to 15.8% in the first quarter of 2003 from 14.5% in the first quarter of 2002. The increase in selling, general and administrative expenses as a percentage of sales was due to lower sales volume in combination with higher sampling expenses and higher professional fees.

     Interest expense was $1.1 million for the first quarters of 2003 and 2002. Lower levels of variable rate debt in the first quarter of 2003 were offset by higher average senior debt with higher fixed interest rates.

     The Company provides for income taxes on an interim basis, using the estimated annual effective income tax rate. The Company's estimated tax rate was 37.0% for the first quarter of 2003 and 2002. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

     Net income for the first quarter of 2003 decreased to $2.3 million or $0.14 per common share-diluted, from $4.4 million or $0.26 per common share-diluted for the first quarter of 2002.

Liquidity and Capital Resources

     The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, introduce new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance, (ii) increases in the Company's working capital needs related to its sales growth, and (iii) investments in the Company's information technology systems.

     The primary source of the Company's liquidity and capital resources has been operating cash flow. The Company's net cash provided by operating activities was $7.7 million and $2.7 million in the first three months of 2003 and 2002, respectively. As necessary, the Company supplements its operating cash flow with borrowings. Net borrowings (repayments) were ($6.0) million in the first quarter of 2003 and $7.4 million in the first quarter of 2002.

     Capital expenditures in the first three months of 2003 and 2002 were $1.9 million and $9.8 million, respectively. Capital expenditures during the first three months of 2003 were funded by operating cash flow. Management anticipates that capital expenditures for new projects will total approximately $9.0 million in 2003, consisting principally of $5.0 million for various manufacturing equipment, $2.0 million for IT projects and $2.0 million for various other capital projects. Additionally, the Company is analyzing several financing alternatives in connection with the possible development of additional manufacturing and warehousing facilities in the Fall River area. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

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

     The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of April 5, 2003, the Company had $10.2 million outstanding under the Credit Agreement and unused availability of $49.6 million. See Note 5 of Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

     The Company is required to comply with a number of affirmative and negative convenants under the Credit Agreement, the Senior Notes, and the Series A Notes, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company; restrictions on the Company's ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. The Company is currently in compliance with all the affirmative and negative convenants in the Credit Agreement, the Series A Notes, and the Senior Notes and management believes the Company's continued compliance will not prevent the Company from operating in the normal course of business.

     The Company has historically not paid dividends, instead using earnings to fuel growth and capital equipment requirements. On March 3, 2003, the Company's Board of Directors adopted a new dividend policy reflecting Quaker's intention to pay quarterly dividends going forward, with the level of each dividend payment, if any, to be determined by Quaker's Board of Directors based on a number of factors, including the Company's financial performance, cash flows and cash requirements. On April 24, 2003, the Board of Directors approved and announced the payment of a cash dividend of $0.025 per common share payable on May 23, 2003 to stockholders of record on May 9, 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 (In thousands)

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign currency risk

     Approximately 2.8% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absence of hedging activities whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

     It is the Company's policy to minimize, for a period of time, the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments to hedge the fair value of foreign currency denominated intercompany payables. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Mexican peso and the Brazilian real.

     At April 5, 2003, the Company has the following derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                       Notional    Weighted      Notional
                                      Amount in     Average     Amount in
    Type of                             Local      Contract        U.S.        Fair
   Instrument         Currency        Currency       Rate        Dollars       Value      Maturity
----------------   --------------   ------------   --------   ------------   ---------   ---------
Forward Contract   Mexican Peso     12.0 million     11.10    $1.1 million   $(25,000)   Jun. 2003
Forward Contract   Brazilian Real    1.0 million      3.60    $0.3 million   $(28,000)   Jun. 2003

Interest Rate Risk

     Approximately 83.0% of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

     The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at April 5, 2003 and has determined that such a rate change would not have a material impact on the Company.

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

Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibits

                    None

          (B) There were no reports on Form 8-K filed during the three months ended April 5, 2003.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            QUAKER FABRIC CORPORATION


Date: May 15, 2003                           By: /s/ Paul J. Kelly
                                                --------------------------------
                                                Paul J. Kelly
                                                Vice President - Finance
                                                and Treasurer

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

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            By: /s/ Larry A. Liebenow
                                                --------------------------------
                                                Larry A. Liebenow

                                                Chief Executive Officer

Date: May 15, 2003

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

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            By: /s/ Paul J. Kelly
                                                --------------------------------
                                                Paul J. Kelly

                                                Chief Financial Officer

Date: May 15, 2003

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this quarterly report on Form 10-Q of Quaker Fabric Corporation for the quarterly period ended April 5, 2003 (the "Periodic Report"), I, Larry A. Liebenow, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: : May 15, 2003                        /s/ Larry A. Liebenow
                                            ------------------------------------
                                            Larry A. Liebenow
                                            Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this quarterly report on Form 10-Q of Quaker Fabric Corporation for the quarterly period ended April 5, 2003 (the "Periodic Report"), I, Paul J. Kelly, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 15, 2003                          /s/ Paul J. Kelly
                                            ------------------------------------
                                            Paul J. Kelly
                                            Chief Financial Officer