Form 10-Q
period 2003-07-05
QUAKER FABRIC CORP /DE/
filed 2003-08-07
CIK 103341

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

For the quarterly period ended July 5, 2003

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of August 6, 2003, 16,768,519 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                              July 5,     January 4,
                                                                               2003         2003
                                                                            -----------   ----------
                                                                            (Unaudited)   (Audited)
ASSETS
Current assets:
      Cash and cash equivalents                                              $  1,022      $  1,098
      Accounts receivable, less reserves of $1,731 and $1,826 at
         July 5, 2003 and January 4, 2003, respectively                        40,538        42,346
      Inventories                                                              43,898        50,407
      Prepaid and deferred income taxes                                         3,102         4,080
      Production supplies                                                       1,670         1,634
      Prepaid insurance                                                         1,159         2,130
      Other current assets                                                      6,627         6,250
                                                                             --------      --------
         Total current assets                                                  98,016       107,945
Property, plant and equipment, net                                            168,062       173,790
Other assets:
      Goodwill                                                                  5,432         5,432
      Other assets                                                              1,537         1,519
                                                                             --------      --------
         Total assets                                                        $273,047      $288,686
                                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of debt                                                $  5,000      $  5,000
      Accounts payable                                                         12,010        15,559
      Accrued expenses                                                         10,120        12,578
                                                                             --------      --------
         Total current liabilities                                             27,130        33,137
Long-term debt                                                                 47,500        61,200
Deferred income taxes                                                          31,496        30,643
Other long-term liabilities                                                     2,188         1,901
Redeemable preferred stock:
   Series A convertible, $0.01 par value per share, liquidation
      preference $1,000 per share, 50,000 shares authorized, none issued           --            --
Stockholders' equity:
   Common stock, $0.01 par value per share, 40,000,000 shares authorized;
      16,760,026 and 16,146,026 shares issued and outstanding as of
      July 5, 2003 and January 4, 2003, respectively                              168           161
   Additional paid-in capital                                                  88,666        87,668
   Unearned compensation                                                         (802)         (901)
   Retained earnings                                                           78,606        76,964
   Accumulated other comprehensive loss                                        (1,905)       (2,087)
                                                                             --------      --------
         Total stockholders' equity                                           164,733       161,805
                                                                             --------      --------
         Total liabilities and stockholders' equity                          $273,047      $288,686
                                                                             ========      ========

   The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                         Three Months Ended    Six Months Ended
                                                         ------------------   -------------------
                                                         July 5,   June 29,   July 5,    June 29,
                                                          2003       2002       2003       2002
                                                         -------   --------   --------   --------
                                                              (Unaudited)          (Unaudited)
Net sales                                                $73,886   $101,931   $164,111   $201,963
Cost of products sold                                     59,401     78,803    130,659    156,235
                                                         -------   --------   --------   --------
Gross profit                                              14,485     23,128     33,452     45,728
Selling, general and administrative expenses              13,298     14,887     27,549     29,384
                                                         -------   --------   --------   --------
Operating income                                           1,187      8,241      5,903     16,344
Other expenses:
   Interest expense                                          991      1,139      2,060      2,208
   Other, net                                                113        (11)        89         (6)
                                                         -------   --------   --------   --------
Income before provision for income taxes                      83      7,113      3,754     14,142
Provision for income taxes                                   (82)     2,632      1,276      5,233
                                                         -------   --------   --------   --------
Net income                                               $   165   $  4,481   $  2,478   $  8,909
                                                         =======   ========   ========   ========
Earnings per common share - basic (Note 1)               $  0.01   $   0.28   $   0.15   $   0.56
                                                         =======   ========   ========   ========
Earnings per common share - diluted (Note 1)             $  0.01   $   0.26   $   0.15   $   0.53
                                                         =======   ========   ========   ========
Dividends per common share                               $ 0.025   $     --   $   0.05   $     --
                                                         =======   ========   ========   ========
Weighted average shares outstanding - basic (Note 1)      16,724     15,972     16,570     15,915
                                                         =======   ========   ========   ========
Weighted average shares outstanding - diluted (Note 1)    16,950     17,063     16,857     16,904
                                                         =======   ========   ========   ========

-------------------------------------------------------------------------------------------------


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                              Three Months Ended    Six Months Ended
                                              ------------------   ------------------
                                              July 5,   June 29,   July 5,   June 29,
                                               2003       2002       2003      2002
                                              -------   --------   -------   --------
                                                  (Unaudited)         (Unaudited)
Net income                                     $165      $4,481     $2,478    $8,909
                                               ----      ------     ------    ------
Other income (loss)
   Foreign currency translation adjustments     217        (243)       182      (241)
   Unrealized loss on hedging instruments        18          50         --        --
                                               ----      ------     ------    ------
      Other compensation income (loss)          235        (193)       182      (241)
                                               ----      ------     ------    ------
Comprehensive income                           $400      $4,288     $2,660    $8,668
                                               ====      ======     ======    ======

   The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    Six Months Ended
                                                                   -------------------
                                                                    July 5,   June 29,
                                                                     2003       2002
                                                                   --------   --------
                                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                                      $  2,478   $  8,909
   Adjustments to reconcile net
      income to net cash provided by operating activities:
         Depreciation and amortization                                9,599      8,582
         Amortization of unearned compensation                           99         26
         Deferred income taxes                                          853      3,116
         Tax benefit related to exercise of common stock options        402        733
Changes in operating assets and liabilities:
   Accounts receivable                                                1,885     (5,297)
   Inventories                                                        6,624     (7,409)
   Prepaid expenses and other assets                                  1,491       (716)
   Accounts payable and accrued expenses                             (6,007)       261
   Other long-term liabilities                                          287         16
                                                                   --------   --------
      Net cash provided by operating activities                      17,711      8,221
                                                                   --------   --------

Cash flows from investing activities:
   Purchase of property, plant and equipment                         (3,844)   (20,636)
                                                                   --------   --------

Cash flows from financing activities:
   Change in revolving credit facility                              (13,700)     7,300
   Repayments of capital lease obligations                               --       (506)
   Proceeds from exercise of common stock options and
      issuance of shares under the employee stock purchase plan         603      1,325
   Proceeds from issuance of long-term debt                              --      5,000
   Capitalization of deferred financing costs                            --       (130)
   Cash dividends                                                      (836)        --
                                                                   --------   --------
      Net cash provided by (used in) financing activities           (13,933)    12,989
                                                                   --------   --------
Effect of exchange rates on cash                                        (10)       203
                                                                   --------   --------
Net increase (decrease) in cash                                         (76)       777
Cash and cash equivalents, beginning of period                        1,098        600
                                                                   --------   --------
Cash and cash equivalents, end of period                           $  1,022   $  1,377
                                                                   ========   ========

   The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended July 5, 2003 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 2003.

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

                                             Three Months Ended    Six Months Ended
                                             ------------------   ------------------
                                             July 5,   June 29,   July 5,   June 29,
                                              2003       2002      2003       2002
                                             -------   --------   -------   --------
                                                         (In thousands)
Weighted average common shares outstanding   16,724     15,972     16,570    15,915
Dilutive potential common shares                226      1,091        287       989
                                             ------     ------     ------    ------
Weighted average common shares outstanding
   and dilutive potential common shares      16,950     17,063     16,857    16,904
                                             ======     ======     ======    ======
Antidilutive options                          1,838         86      1,838       334
                                             ======     ======     ======    ======

Reclassifications

     Certain reclassifications have been made to the Fiscal 2002 balances to conform to the current year presentations.

Note 2 - INVENTORIES

     Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a first in, first out (FIFO) basis. Cost for financial reporting purposes is determined by the last-in, first-out (LIFO) method.

     Inventories at July 5, 2003 and January 4, 2003 consisted of the following:

                       July 5,   January 4,
                        2003        2003
                       -------   ----------
Raw materials          $20,146    $24,984
Work-in-process          9,494      8,930
Finished goods          13,391     13,786
                       -------    -------
   Inventory at FIFO    43,031     47,700
LIFO adjustment            867      2,707
                       -------    -------
   Inventory at LIFO   $43,898    $50,407
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

     Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                Three Months Ended    Six Months Ended
                                ------------------   ------------------
                                July 5,   June 29,   July 5,   June 29,
                                 2003       2002      2003       2002
                                -------   --------   -------   --------
                                            (In thousands)
North America (excluding USA)   $ 6,002    $ 8,617   $12,338    $15,525
Middle East                         675        815     1,132      2,833
South America                       579        737     1,196      1,509
Europe                              941      1,511     1,992      2,600
All Other                           983      1,121     1,826      1,766
                                -------    -------   -------    -------
                                $ 9,180    $12,801   $18,484    $24,233
                                =======    =======   =======    =======

Gross sales by product category are as follows:

         Three Months Ended     Six Months Ended
         ------------------   -------------------
         July 5,   June 29,   July 5,    June 29,
           2003      2002       2003       2002
         -------   --------   --------   --------
                     (In thousands)
Fabric   $72,529   $ 97,842   $160,457   $195,458
Yarn       2,224      5,571      5,247      9,179
Other        225         92        589        417
         -------   --------   --------   --------
         $74,978   $103,505   $166,293   $205,054
         =======   ========   ========   ========

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

                                                      Three Months Ended    Six Months Ended
                                                      -------------------   ------------------
                                                       July 5,   June 29,   July 5,   June 29,
                                                         2003      2002       2003      2002
                                                      --------   --------   -------   --------
                                                        (In thousands)       (In thousands)
                                                        -------------        -------------
                                                          (Unaudited)          (Unaudited)
Net income, as reported                                $ 165      $4,481     $2,478    $8,909

Add: Stock-based employee compensation
   expense included in net income, net of
   related tax effects                                    34          17         65        16
Less: Stock-based employee compensation
   expense determined under Black-Scholes
   option pricing model, net of related tax effects      264         241        528       461
                                                       -----      ------     ------    ------
Pro forma net income (loss):                             (65)     $4,257     $2,015    $8,464
                                                       =====      ======     ======    ======

Earnings per common share - basic
   As reported                                         $0.01      $ 0.28     $ 0.15    $ 0.56
   Pro forma                                           $0.00      $ 0.27     $ 0.12    $ 0.53

Earnings per common share - diluted
   As reported                                         $0.01      $ 0.26     $ 0.15    $ 0.53
   Pro forma                                           $0.00      $ 0.25     $ 0.12    $ 0.50

Note 5 - INCOME TAXES

         The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue 1993-1998, the ultimate resolution of which is not expected to have a material impact on the results of operations or financial position of the Company. In addition, during the third quarter, the Company began the process of filing amended returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. There is significant uncertainty surrounding the amount and timing of benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to review by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

Note 6 - POTENTIAL ASSET IMPAIRMENT

     Due primarily to a continued trend of declining yarn sales, the Company has temporarily idled certain yarn manufacturing equipment for an estimated period of 12 to 18 months. Management believes this equipment will be needed to support the Company's future fabric business. In conjunction with this action, management performed an impairment analysis in accordance with Financial Accounting Standards Board Statement No. 144 (FAS
144). Based on management's estimates, the expected future cash flows generated by this equipment are not less than the carrying value of the equipment as of July 5, 2003 and therefore no impairment was recognized.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2002" was a 53 week period ended January 4, 2003 and "Fiscal 2003" will be a 52 week period ending January 3, 2004. The first six months of Fiscal 2002 and Fiscal 2003 ended June 29, 2002 and July 5, 2003, respectively.

     The Company typically will shut down operations for vacation and annual maintenance during the first two weeks in July. As a result, the second quarter of 2003 contained 12 operating weeks versus 13 weeks in the prior year period. The first half of 2003 contained 25 operating weeks versus 26 weeks in the prior year period.

Critical Accounting Policies

     The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first six months of 2003 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 4, 2003.

Results of Operations - Quarterly Comparison

     Net sales for the second quarter of 2003 decreased $28.0 million or 27.5%, to $73.9 million from $101.9 million for the second quarter of 2002. The overall weighted average gross sales price per yard increased 4.2%, to $5.66 for the second quarter of 2003 from $5.43 for the second quarter of 2002. The average gross sales price per yard of middle to better-end fabrics increased by 5.1%, to $6.60 in the second quarter of 2003 as compared to $6.28 in the second quarter of 2002. The average gross sales price per yard of promotional-end fabric was $4.06 in the second quarter of 2003 as compared to $3.98 in the second quarter of 2002. The gross volume of fabric sold decreased 28.8%, to 12.8 million yards for the second quarter of 2003 from 18.0 million yards for the second quarter of 2002. Middle to better-end fabrics represented 73.4% of fabric sales during the second quarter of 2003 compared to 72.9% in the second quarter of 2002. The Company sold 28.9% fewer yards of middle to better-end fabrics and 28.7% fewer yards of promotional-end fabrics in the second quarter of 2003 than in the second quarter of 2002.

     The Company's new order rate declined approximately 18% during the second quarter of 2003 as compared to the second quarter of 2002, and the Company's backlog decreased by approximately 36% to $24.5 million at the end of the second quarter of 2003 as compared to

$38.6 million at the end of the second quarter of 2002. The decline in the new order rate and backlog position resulted primarily from economic and political concerns negatively affecting both domestic and international markets as well as steps taken to significantly reduce the Company's average delivery lead time to customers.

     Gross fabric sales within the United States decreased 25.5%, to $63.3 million in the second quarter of 2003 from $85.0 million in the second quarter of 2002. Foreign and Export sales decreased 28.3%, to $9.2 million in the second quarter of 2003 from $12.8 million in the second quarter of 2002. Gross yarn sales decreased 60.1%, to $2.2 million in the second quarter of 2003 from $5.6 million in the same period of 2002.

     The gross profit margin for the second quarter of 2003 decreased to 19.6%, as compared to 22.7% for the second quarter of 2002. Due to a decline in orders during the quarter, the Company adjusted its production rates to levels consistent with the lower order rates and to reduce inventory levels. The decrease in the gross margin percentage resulted primarily from higher fixed costs per unit attributable to lower production volumes as well as fairly significant quarter over quarter increases in insurance and depreciation costs which were partially offset by a decrease in manufacturing overtime costs.

     Selling, general and administrative expenses decreased to $13.3 million for the second quarter of 2003 from $14.9 million for the second quarter of 2002. Selling, general and administrative expenses as a percentage of net sales increased to 18.0% in the second quarter of 2003 from 14.6% in the second quarter of 2002. The increase in selling, general and administrative expenses as a percentage of sales was due to lower sales volume in combination with higher sampling expenses and higher insurance costs.

     Interest expense was $1.0 million for the second quarter of 2003 and $1.1 million for the second quarter of 2002. Lower levels of variable rate debt and lower variable interest rates in the second quarter of 2003 resulted in the decline in interest expense.

     The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 37% for 2002 and the first quarter of 2003. The Company has adjusted the estimated annual effective tax rate for 2003 downward to 34% resulting in a tax benefit of $82 for the second quarter of 2003. This reduction in the tax rate is due to lower levels of projected income for 2003 reducing the effective statutory federal tax rate from 35% to approximately 34% and an increased estimated benefit to the tax rate from the Extraterritorial Income Exclusion. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue 1993-1998, the ultimate resolution of which is not expected to have a material impact on the results of operations or financial position of the Company. In addition, during the third quarter, the Company began the process of filing amended returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. There is significant uncertainty surrounding the amount and timing of benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to review by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

     Net income for the second quarter of 2003 decreased to $165 thousand or $0.01 per common share-diluted, from $4.5 million or $0.26 per common share-diluted for the second quarter of 2002.

Results of Operations - Six-month Comparison

     Net sales for the first half of 2003 decreased $37.9 million or 18.7%, to $164.1 million from $202.0 million for the first half of 2002. The overall weighted average gross sales price per yard increased 1.3%, to $5.58 for the first half of 2003 from $5.51 for the first half of 2002. The average gross sales price per yard of middle to better-end fabrics increased by 3.3%, to $6.55 in the first half of 2003 as compared to $6.34 in the first half of 2002. The average gross sales price per yard of promotional-end fabric was $4.05 in the first half of 2003 as compared to $4.01 in the first half of 2002. The gross volume of fabric sold decreased 18.9%, to 28.8 million yards for the first half of 2003 from 35.5 million yards for the first half of 2002. Middle to better-end fabrics represented 71.9% of fabric sales during the first half of 2003 compared to 74.1% in the first half of 2002. The Company sold 23.0% fewer yards of middle to better-end fabrics and 11.5% fewer yards of promotional-end fabrics in the first half of 2003 than in the first half of 2002.

     The Company's new order rate declined approximately 18% during the first half of 2003 as compared to the first half of 2002, and the Company's backlog decreased by approximately 36% to $24.5 million at the end of the first half of 2003 as compared to $38.6 million at the end of the first half of 2002. The decline in the new order rate and backlog position resulted primarily from economic and political concerns negatively affecting both domestic and international markets as well as steps taken to significantly reduce the Company's average delivery lead time to customers.

     Gross fabric sales within the United States decreased 17.1%, to $142.0 million in the first half of 2003 from $171.2 million in the first half of 2002. Foreign and Export sales decreased 23.7%, to $18.5 million in the first half of 2003 from $24.2 million in the first half of 2002. Gross yarn sales decreased 42.8%, to $5.2 million in the first half of 2003 from $9.2 million in the same period of 2002. The decline in domestic and international sales is primarily attributable to political and economic issues that adversely affected the demand for furniture and upholstery fabric.

     The gross profit margin for the first half of 2003 decreased to 20.4%, as compared to 22.6% for the first half of 2002. Due to a decline in orders during the first half of 2003, the Company adjusted its production rates to levels consistent with the lower order rates. The decrease in the gross margin percentage resulted primarily from higher fixed costs per unit attributable to lower production volumes and well as fairly significant period over period increases in energy, insurance and depreciation costs which were partially offset by a decrease in manufacturing overtime costs.

     Selling, general and administrative expenses decreased to $27.5 million for the first half of 2003 from $29.4 million for the first half of 2002. Selling, general and administrative expenses as a percentage of net sales increased to 16.8% in the first half of 2003 from 14.5% in the first half of 2002. The net increase in selling, general and administrative expenses as a percentage of sales was due to lower sales volume in combination with higher sampling expenses and higher professional fees.

     Interest expense decreased to $2.1 million for the first half of 2003 from $2.2 million in the same period of 2002. Lower levels of variable rate debt in the first half of 2003 and lower interest rates resulted in the decline of interest expense.

     The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 37% for 2002 and the first quarter of 2003. The Company has adjusted the estimated annual effective tax rate for 2003 downward to 34% resulting in a tax benefit of $82 for the second quarter of 2003. This reduction in the tax rate is due to lower levels of projected income for 2003 reducing the effective statutory federal tax rate from 35% to approximately 34% and an increased estimated benefit to the tax rate from the Extraterritorial Income Exclusion. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue 1993-1998, the ultimate resolution of which is not expected to have a material impact on the results of operations or financial position of the Company. In addition, during the third quarter, the Company began the process of filing amended returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. There is significant uncertainty surrounding the amount and timing of benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to review by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

     Net income for the first half of 2003 decreased to $2.5 million, or $0.15 per common share-diluted, from $8.9 million or $0.53 per common share-diluted, for the first half of 2002.

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

     The primary source of the Company's liquidity and capital resources has been operating cash flow. The Company's net cash provided by operating activities was $17.7 million and $8.2 million in the first six months of 2003 and 2002, respectively. As necessary, the Company supplements its operating cash flow with borrowings. Net borrowings (repayments) were ($13.7) million in the first half of 2003 and $11.8 million in the first half of 2002.

     Capital expenditures in the first six months of 2003 and 2002 were $3.8 million and $20.6 million, respectively. Capital expenditures during the first six months of 2003 were funded by operating cash flow. Management anticipates that capital expenditures for new projects will total approximately $10.0 million in 2003, consisting principally of $5.0 million for various manufacturing equipment, $2.0 million for IT projects, $1.1 million to acquire a currently leased manufacturing facility and $1.9 million for various other capital projects. Additionally, the Company is analyzing several financing alternatives in connection with the possible development of additional manufacturing and warehousing facilities in the Fall River area. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

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

     The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of July 5, 2003, the Company had $2.5 million outstanding under the Credit Agreement and unused availability of $57.3 million. See Note 5 of Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

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

     The Company has historically not paid dividends, instead using earnings to fuel growth and capital equipment requirements. On March 3, 2003, the Company's Board of Directors adopted a new dividend policy reflecting Quaker's intention to pay quarterly dividends going forward, with the level of each dividend payment, if any, to be determined by Quaker's Board of

Directors based on a number of factors, including the Company's financial performance, cash flows and cash requirements. On April 24, 2003, the Board of Directors approved and announced the payment of a cash dividend of $0.025 per common share payable on May 23, 2003 to stockholders of record on May 9, 2003. On July 23, 2003 the Board of Directors approved and announced the payment of a cash dividend of $0.025 per common share payable on August 22, 2003 to stockholders of record on August 8, 2003.

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

Cautionary Statement Regarding Forward-Looking Information

     Statements contained in this report, as well as oral statements made by the Company that are prefaced by the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customer ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign currency risk

     Approximately 2.9% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absence of hedging activities whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

     At July 5, 2003, the Company has the following derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                      Notional     Weighted     Notional
                                      Amount in     Average     Amount in
     Type of                            Local      Contract       U.S.         Fair
   Instrument         Currency        Currency       Rate        Dollars       Value     Maturity
----------------   --------------   ------------   --------   ------------   --------   ---------
Forward Contract   Mexican Peso     72.0 million     11.02    $6.5 million   $(77,000)  Dec. 2004
Forward Contract   Brazilian Real    2.6 million      3.21    $0.8 million   $(65,000)  Nov. 2003

Interest Rate Risk

     Approximately 95.0% of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

     The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at July 5, 2003 and has determined that such a rate change would not have a material impact on the Company.

Item 4. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. In addition, such officers have evaluated and concluded that during the most recent fiscal quarter covered by this report, there has not been any change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On May 23, 2003, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee are set forth below:

                                                  Withheld/     Broker
                              For       Against   Abstained   Non-votes
                           ----------   -------   ---------   ---------
Election of directors:
   Sangwoo Ahn             14,946,679     N/A       57,004       --
   Larry A. Liebenow       14,915,987     N/A       87,696       --
   Jerry I. Porras         14,945,566     N/A       58,117       --
   Eriberto R. Scocimara   14,952,065     N/A       51,618       --

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits

          31.1 Certification by the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (B) The Company filed a report on Form 8-K on April 24, 2003, in which the Company furnished a press release announcing its first quarter results for the period ending April 5, 2003.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUAKER FABRIC CORPORATION


Date: August 6, 2003             By: /s/ Paul J. Kelly
                                     -------------------------------------------
                                     Paul J. Kelly
                                     Vice President - Finance
                                     and Treasurer (Principal Financial Officer)