Form 10-Q
period 2003-10-04
QUAKER FABRIC CORP /DE/
filed 2003-11-07
CIK 103341

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

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

Yes  X     No
   -----     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X     No
   -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of November 6, 2003, 16,779,568 shares of Registrant's Common Stock, $0.01 par value, were outstanding.
--------------------------------------------------------------------------------

PART I---FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                 October 4,       January 4,
                                                                                    2003             2003
                                                                                -----------       ----------
                                                                                (Unaudited)       (Audited)
ASSETS
Current assets:

   Cash and cash equivalents                                                      $    595        $  1,098
   Accounts receivable, less reserves of $1,900 and $1,826 at
     October 4, 2003 and January 4, 2003, respectively                              49,417          42,346
   Inventories                                                                      47,023          50,407
   Prepaid and deferred income taxes                                                 3,101           4,080
   Production supplies                                                               1,607           1,634
   Prepaid insurance                                                                 1,322           2,130
   Other current assets                                                              6,466           6,250
                                                                                  --------        ---------
        Total current assets                                                       109,531         107,945
Property, plant and equipment, net                                                 166,044         173,790
Other assets:
   Goodwill                                                                          5,432           5,432
   Other assets                                                                      1,863           1,519
                                                                                  --------        --------
        Total assets                                                              $282,870        $288,686
                                                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of debt                                                        $  5,000        $  5,000
   Accounts payable                                                                 16,896          15,559
   Accrued expenses                                                                 14,874          12,578
                                                                                  --------        --------
        Total current liabilities                                                   36,770          33,137
Long-term debt                                                                      45,000          61,200
Deferred income taxes                                                               32,272          30,643
Other long-term liabilities                                                          2,360           1,901
Redeemable preferred stock:
   Series A convertible, $0.01 par value per share, liquidation preference
     $1,000 per share, 50,000 shares authorized, none issued                           ---             ---
Stockholders' equity:
   Common stock, $0.01 par value per share, 40,000,000 shares authorized;
     16,769,619 and 16,146,026 shares issued and outstanding as of
     October 4, 2003 and January 4, 2003, respectively                                 168             161
Additional paid-in capital                                                          88,719          87,668
Unearned compensation                                                                 (747)           (901)
Retained earnings                                                                   80,364          76,964
Accumulated other comprehensive loss                                                (2,036)         (2,087)
                                                                                  --------        --------
        Total stockholders' equity                                                 166,468         161,805
                                                                                  --------        --------
        Total liabilities and stockholders' equity                                $282,870        $288,686
                                                                                  ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATE
                (Amounts in thousands, except per share amounts)

                                                         Three Months Ended       Nine Months Ended
                                                        --------------------    ---------------------
                                                        Oct. 4,     Sep. 28,     Oct. 4,     Sep. 28,
                                                         2003         2002        2003         2002
                                                         ----         ----        ----         ----
                                                            (Unaudited)              (Unaudited)
Net sales                                               $80,765     $80,990     $244,876     $282,953
Cost of products sold                                    62,922      64,945      193,581      221,180
                                                        -------     -------     --------     --------

Gross profit                                             17,843      16,045       51,295       61,773
Selling, general and administrative expenses             13,581      12,406       41,130       41,790
                                                        -------     -------     --------     --------
Operating income                                          4,262       3,639       10,165       19,983
Other expenses:
  Interest expense                                          968       1,196        3,028        3,404
  Other, net                                                 (5)         76           84           70
                                                        -------     -------     --------     --------
Income before provision for income taxes                  3,299       2,367        7,053       16,509
Provision for income taxes                                1,122         875        2,398        6,108
                                                        -------     -------     --------     --------
Net income                                              $ 2,177     $ 1,492     $  4,655     $ 10,401
                                                        =======     =======     ========     ========
Earnings per common share - basic (Note 1)              $  0.13     $  0.09     $   0.28     $   0.65
                                                        =======     =======     ========     ========
Earnings per common share - diluted (Note 1)            $  0.13     $  0.09     $   0.28     $   0.62
                                                        =======     =======     ========     ========
Dividends per common share                              $ 0.025     $   ---     $  0.075     $    ---
                                                        =======     =======     ========     ========
Weighted average shares outstanding - basic (Note 1)     16,769      16,112       16,636       15,981
                                                        =======     =======     ========     ========
Weighted average shares outstanding - diluted (Note 1)   16,986      16,890       16,900       16,899
                                                        =======     =======     ========     ========

--------------------------------------------------------------------------------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                         Three Months Ended       Nine Months Ended
                                                        --------------------    ---------------------
                                                        Oct. 4,     Sep. 28,     Oct. 4,     Sep. 28,
                                                         2003         2002        2003         2002
                                                         ----         ----        ----         ----
                                                            (Unaudited)              (Unaudited)
Net income                                              $2,177      $1,492      $4,655       $10,401
                                                        -------     -------     --------     -------
Other income (loss)
   Foreign currency translation adjustments               (131)       (644)         51          (885)
   Unrealized loss on hedging instruments                               (8)                       (8)
                                                        -------     -------     --------     -------
        Other compensation income (loss)                  (131)       (652)         51          (893)
                                                        -------     -------     --------     -------
Comprehensive income                                    $2,046      $  840      $4,706       $ 9,508
                                                        =======     =======     ======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               Nine Months Ended
                                                                         ------------------------------
                                                                          Oct. 4,              Sep. 28,
                                                                           2003                 2002
                                                                         --------             --------
                                                                                  (Unaudited)
Cash flows from operating activities:
  Net income                                                             $  4,655             $ 10,401
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                        14,410               12,406
      Amortization of unearned compensation                                   154                   77
      Deferred income taxes                                                 1,629                3,705
      Tax benefit related to exercise of common stock options                 402                  908
  Changes in operating assets and liabilities:
   Accounts receivable                                                     (7,135)              (2,558)
   Inventories                                                              3,400               (7,604)
   Prepaid expenses and other assets                                        1,213               (1,009)
   Accounts payable and accrued expenses                                    3,633               (4,170)
   Other long-term liabilities                                                459                  106
                                                                         --------             --------
       Net cash provided by operating activities                           22,820               12,262
                                                                         --------             --------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                (6,623)             (28,015)
                                                                         --------             --------

Cash flows from financing activities:
  Change in revolving credit facility                                     (16,200)              11,000
  Repayments of capital lease obligations                                    --                   (697)
  Proceeds from exercise of common stock options and
    issuance of shares under the employee stock purchase plan                 656                1,495
  Proceeds from issuance of long-term debt                                   --                  5,000
  Capitalization of deferred financing costs                                 --                   (130)
  Cash dividends                                                           (1,255)                --
                                                                         --------             --------
       Net cash provided by (used in) financing activities                (16,799)              16,668
                                                                         --------             --------
Effect of exchange rates on cash                                               99                 (227)
                                                                         --------             --------
Net increase (decrease) in cash                                              (503)                 688
Cash and cash equivalents, beginning of period                              1,098                  600
                                                                         --------             --------
Cash and cash equivalents, end of period                                 $    595             $  1,288
                                                                         ========             ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)

Note 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended October 4, 2003 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 2003.

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

                                                         Three Months Ended                  Nine Months Ended
                                                      ------------------------            ------------------------
                                                      Oct. 4,          Sep. 28,           Oct. 4,         Sep. 28,
                                                       2003              2002              2003             2002
                                                      ------            ------            ------            ------
                                                                                (In thousands)
Weighted average common shares outstanding            16,769            16,112            16,636            15,981
Dilutive potential common shares                         217               778               264               918
                                                      ------            ------            ------            ------
Weighted average common shares outstanding
     and dilutive potential common shares             16,986            16,890            16,900            16,899
                                                      ======            ======            ======            ======
Antidilutive options                                   1,838               541             1,838               403
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

         Inventories at October 4, 2003 and January 4, 2003 consisted of the following:

                                          October 4,         January 4,
                                            2003               2003
                                           -------            -------
         Raw materials                     $19,565            $24,984
         Work-in-process                     9,370              8,930
         Finished goods                     14,936             13,786
                                           -------            -------
              Inventory at FIFO             43,871             47,700
         LIFO adjustment                     3,152              2,707
                                           -------            -------
              Inventory at LIFO            $47,023            $50,407
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

         Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                                           Three Months Ended             Nine Months Ended
                                                         -----------------------        -----------------------
                                                         Oct. 4,        Sep. 28,        Oct. 4,        Sep. 28,
                                                          2003            2002           2003            2002
                                                         ------         -------         -------         -------
                                                                             (In thousands)
North America (excluding USA)                            $5,717          $7,235         $18,055         $22,760
Middle East                                               1,441           2,022           2,573           4,855
South America                                               578             775           1,774           2,284
Europe                                                    1,022           1,051           3,014           3,651
All Other                                                 1,162             877           2,988           2,643
                                                         ------         -------         -------         -------
                                                         $9,920         $11,960         $28,404         $36,193
                                                         ======         =======         =======         =======

Gross sales by product category are as follows:

                                                           Three Months Ended             Nine Months Ended
                                                         -----------------------        -----------------------
                                                         Oct. 4,        Sep. 28,        Oct. 4,        Sep. 28,
                                                          2003            2002           2003            2002
                                                         ------         -------         -------         -------
                                                                             (In thousands)
Fabric                                                  $79,083         $78,476        $239,540        $273,934
Yarn                                                      2,465           3,970           7,712          13,149
Other                                                       319             262             908             679
                                                        -------         -------        --------        --------
                                                        $81,867         $82,708        $248,160        $287,762
                                                        =======         =======        ========        ========

Note 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         Accounting for Stock-Based Compensation. The Company has elected to continue to account for its stock option plans under APB 25 and related interpretations as well as to provide disclosure of stock based compensation as outlined in SFAS 123 as amended by SFAS 148. SFAS 123 requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, had been applied to the Company's stock option plans.

                                                                    Three Months Ended                 Nine Months Ended
                                                                    ------------------                 -----------------
                                                                 Oct. 4,         Sep. 28,          Oct. 4,          Sep. 28,
                                                                  2003             2002             2003              2002
                                                                  ----             ----             ----              ----
                                                                     (In thousands)                    (In thousands)
                                                                     --------------                    --------------
                                                                      (Unaudited)                       (Unaudited)
Net income, as reported                                         $2,177           $1,492           $4,655           $10,401
Add: Stock-based employee compensation
     expense included in net income, net of
     related tax effects                                            37               33              102                49
Less: Stock-based employee compensation
     expense determined under Black-Scholes
     option pricing model, net of related tax effects              265              255              793               716
                                                                ------           ------           ------            ------
Pro forma net income (loss):                                    $1,949           $1,270           $3,964            $9,734
                                                                ======           ======           ======            ======

Earnings per common share - basic
     As reported                                                 $0.13            $0.09            $0.28             $0.65
     Pro forma                                                   $0.12            $0.08            $0.24             $0.61

Earnings per common share - diluted
     As reported                                                 $0.13            $0.09            $0.28             $0.62
     Pro forma                                                   $0.11            $0.08            $0.23             $0.58

Note 5 - INCOME TAXES

         The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. The ultimate resolution of these actions is not expected to have a material impact on the results of operations or financial position of the Company. In addition, during the third quarter, the Company filed amended tax returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

Note 6 - POTENTIAL ASSET IMPAIRMENT

         Due primarily to a continued trend of declining yarn sales, the Company has temporarily idled certain yarn manufacturing equipment for an estimated period through the fourth quarter of 2004. This equipment has a net book value of approximately $1.3 million and continues to be depreciated. Management believes this equipment will be needed to support the Company's future fabric business. In conjunction with this action, management performed an impairment analysis in accordance with SFAS No.144. Based on management's estimates, the expected future cash flows generated by this equipment are not less than the carrying value of the equipment as of October 4, 2003 and, therefore, no impairment was recognized.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2002" was a 53 week period ended January 4, 2003 and "Fiscal 2003" will be a 52 week period ending January 3, 2004. The first nine months of Fiscal 2002 and Fiscal 2003 ended September 28, 2002 and October 4, 2003, respectively.

          The Company typically shuts down operations for vacation and annual maintenance during the first two weeks in July. As a result of the shut down and the Company's fiscal calendar, the third quarter of 2003 contained 12 operating weeks versus 11 weeks in the prior year period. The first nine months of 2003 and 2002 contained 37 operating weeks.

Critical Accounting Policies
----------------------------

         The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first nine months of 2003 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 4, 2003.

Results of Operations  - Quarterly Comparison
---------------------

         Net sales for the third quarter of 2003 decreased $0.2 million or 0.3%, to $80.8 million from $81.0 million for the third quarter of 2002. The overall weighted average gross sales price per yard decreased 0.4%, to $5.70 for the third quarter of 2003 from $5.72 for the third quarter of 2002. The average gross sales price per yard of middle to better-end fabrics increased by 1.2%, to $6.67 in the third quarter of 2003 as compared to $6.59 in the third quarter of 2002. The average gross sales price per yard of promotional-end fabric was $4.13 in the third quarter of 2003 as compared to $4.03 in the third quarter of 2002. The gross volume of fabric sold increased 1.2%, to 13.9 million yards for the third quarter of 2003 from 13.7 million yards for the third quarter of 2002. Middle to better-end fabrics represented 72.3% of fabric sales during the third quarter of 2003 compared to 76.2% in the third quarter of 2002. The Company sold 5.5% fewer yards of middle to better-end fabrics and 14.3% more yards of promotional-end fabrics in the third quarter of 2003 than in the third quarter of 2002. The decline in middle to better-end fabrics is primarily attributable to the 17% decline in foreign and export sales which primarily consist of middle to better-end fabrics as well as the success of fabrics targeted to the promotional category.

         The Company's new order rate increased approximately 39% during the third quarter of 2003 as compared to the third quarter of 2002, and the Company's backlog increased by approximately 5%, to $30.2 million at the end of the third quarter of 2003 as compared to $28.8 million at the end of the third quarter of 2002.

         Gross fabric sales within the United States increased 4.0%, to $69.2 million in the third quarter of 2003 from $66.5 million in the third quarter of 2002. Foreign and Export sales decreased 17.1%, to $9.9 million in the third quarter of 2003 from $12.0 million in the third quarter of 2002. Gross yarn sales decreased 37.9%, to $2.5 million in the third quarter of 2003 from $4.0 million in the same period of 2002.

         The gross profit margin for the third quarter of 2003 increased to 22.1%, as compared to 19.8% for the third quarter of 2002. The increase in the gross margin percentage resulted primarily from lower fixed costs per unit attributable to higher production volumes and improved manufacturing operations, which resulted in lower costs.

         Selling, general and administrative expenses increased to $13.6 million for the third quarter of 2003 from $12.4 million for the third quarter of 2002. Selling, general and administrative expenses as a percentage of net sales increased to 16.8% in the third quarter of 2003 from 15.3% in the third quarter of 2002. The increase in selling, general and administrative expenses both as a percentage of sales and in absolute dollars, when compared to the third quarter of 2002 was due to the elimination in the third quarter of 2002 of a $1.1 million reserve established with respect to the Company's Fiscal 2002 performance-based variable compensation program. No provision has been made with respect to this compensation program for the nine months of Fiscal 2003.

         Interest expense was $1.0 million for the third quarter of 2003 and $1.2 million for the third quarter of 2002. Lower levels of variable rate debt and lower variable interest rates in the third quarter of 2003 resulted in the decline in interest expense.

         The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 37% for 2002 and the first quarter of 2003. In the second quarter of 2003, the Company adjusted the estimated annual effective tax rate for 2003 downward to 34%. This reduction in the tax rate is due to lower levels of projected income for 2003 reducing the effective statutory federal tax rate from 35% to approximately 34% and an increased estimated benefit to the tax rate from the Extraterritorial Income Exclusion. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. The ultimate resolution of these actions is not expected to have a material impact on the results of operations or financial position of the Company. In addition, during the third quarter, the Company filed amended tax returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

         Net income for the third quarter of 2003 increased to $2.2 million or $0.13 per common share-diluted, from $1.5 million or $0.09 per common share-diluted for the third quarter of 2002.

Results of Operations - Nine-month Comparison
---------------------

         Net sales for the first nine months of 2003 decreased $38.1 million or 13.5%, to $244.9 million from $283.0 million for the first nine months of 2002. The overall weighted average gross sales price per yard increased 0.9%, to $5.62 for the first nine months of 2003 from $5.57 for the first nine months of 2002. The average gross sales price per yard of middle to better-end fabrics increased by 2.8%, to $6.59 in the first nine months of 2003 as compared to $6.41 in the first nine months of 2002. The average gross sales price per yard of promotional-end fabric was $4.07 in the first nine months of 2003 as compared to $4.01 in the first nine months of 2002. The gross volume of fabric sold decreased 13.3%, to 42.6 million yards for the first nine months of 2003 from
49.2 million yards for the first nine months of 2002. Middle to better-end fabrics represented 72.0% of fabric sales during the first nine months of 2003 compared to 74.7% in the first nine months of 2002. The Company sold 18.0% fewer yards of middle to better-end fabrics and 4.6% fewer yards of promotional-end fabrics in the first nine months of 2003 than in the first nine months of 2002. The decline in middle to better-end fabrics is primarily attributable to the 22% decline in foreign and export sales which primarily consist of middle to better-end fabrics as well as the success of fabrics targeted to the promotional category.

         The Company's new order rate declined approximately 3% during the first nine months of 2003 as compared to the first nine months of 2002, and the Company's backlog increased by approximately 5%, to $30.2 million at the end of the first nine months of 2003 as compared to $28.8 million at the end of the first nine months half of 2002. The decline in the new order rate occurred in the first half of 2003 as compared to 2002. The Company's new order rate increased approximately 39% during the third quarter of 2003 as compared to the third quarter of 2002.

         Gross fabric sales within the United States decreased 11.2%, to $211.1 million in the first nine months of 2003 from $237.8 million in the first nine months of 2002. Foreign and Export sales decreased 21.5%, to $28.4 million in the first nine months of 2003 from $36.2 million in the first nine months of 2002. Gross yarn sales decreased 41.3%, to $7.7 million in the first nine months of 2003 from $13.1 million in the same period of 2002. The decline in domestic and international sales is primarily attributable to political and economic issues that adversely affected the demand for furniture and upholstery fabric.

         The gross profit margin for the first nine months of 2003 decreased to 20.9%, as compared to 21.8% for the first nine months of 2002. Due to a decline in orders during the first nine months of 2003, the Company adjusted its production rates to levels consistent with the lower order rates and during the second quarter of 2003 reduced inventory positions. The decrease in the gross margin percentage resulted primarily from higher fixed costs per unit attributable to lower production volumes, as well as fairly significant period over period increases in energy, insurance and depreciation costs, partially offset by improved manufacturing operations.

         Selling, general and administrative expenses decreased to $41.1 million for the first nine months of 2003 from $41.8 million for the first nine months of 2002. Selling, general and administrative expenses as a percentage of net sales increased to 16.8% in the first nine months of 2003 from 14.8% in the first nine months of 2002. The net increase in selling, general and administrative expenses as a percentage of sales was due to lower sales volume in combination with higher sampling expenses and higher professional fees.

         Interest expense decreased to $3.0 million for the first nine months of 2003 from $3.4 million in the same period of 2002. Lower levels of variable rate debt in the first nine months of 2003 and lower interest rates resulted in the decline.

         The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 37% for 2002 and the first quarter of 2003. In the second quarter of 2003, the Company adjusted the estimated annual effective tax rate for 2003 downward to 34%. This reduction in the tax rate is due to lower levels of projected income for 2003 reducing the effective statutory federal tax rate from 35% to approximately 34% and an increased estimated benefit to the tax rate from the Extraterritorial Income Exclusion. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

         The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. The ultimate resolution of these actions is not expected to have a material impact on the results of operations or financial position of the Company. In addition, during the third quarter, the Company filed amended tax returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

         Net income for the first nine months of 2003 decreased to $4.7 million, or $0.28 per common share-diluted, from $10.4 million or $0.62 per common share-diluted, for the first nine months of 2002.

Liquidity and Capital Resources
-------------------------------

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

         The primary source of the Company's liquidity and capital resources has been operating cash flow. The Company's net cash provided by operating activities was $22.8 million and $12.3 million in the first nine months of 2003 and 2002, respectively. As necessary, the Company supplements its operating cash flow with borrowings. Net borrowings (repayments) were ($16.2) million in the first nine months of 2003 and $15.3 million in the first nine months of 2002.

         Capital expenditures in the first nine months of 2003 and 2002 were $6.6 million and $28.0 million, respectively. Capital expenditures during the first nine months of 2003 were funded by operating cash flow. Management anticipates that capital expenditures for new projects will total approximately $10.0 million in 2003, consisting principally of $5.0 million for various manufacturing equipment, $2.0 million for IT projects, $1.1 million to acquire a previously leased manufacturing facility and $1.9 million for various other capital projects. Additionally, the Company is analyzing several financing alternatives in connection with the possible development of additional manufacturing and warehousing facilities in the Fall River area. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

         The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997. The Senior Notes bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. Annual principal payments began on October 10, 2003 with a final payment due October 10, 2007. Annual principal payment amounts are three payments of $5.0 million beginning in 2003, followed by two payments of $15.0 million beginning in 2006.

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

         The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of October 4, 2003, the Company had no loan outstanding under the Credit Agreement and unused availability of $59.9 million. See Note 5 of Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

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

Inflation
---------

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

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

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

         At October 4, 2003, the Company had the following derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                               Notional           Weighted      Notional
                                               Amount in           Average     Amount in
   Type of                                       Local            Contract        U.S.             Fair
  Instrument                 Currency          Currency             Rate        Dollars            Value           Maturity
  ----------                 --------          --------             ----        -------            -----           --------
Forward Contract           Mexican Peso       60.0 million          11.09      $5.4 million      $ 242,000        Dec. 2004
Forward Contract           Brazilian Real      1.4 million           3.18      $0.5 million      $ (36,000)       Nov. 2003

Interest Rate Risk

         All of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

         The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at October 4, 2003 and has determined that such a rate change would not have a material impact on the Company.

Item 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. In addition, management has evaluated and concluded that during the most recent fiscal quarter covered by this report, there has not been any change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (A)  Exhibits

          31.1 Certification by the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (B) The Company filed a report on Form 8-K on July 24, 2003, in which the Company furnished a press release announcing its second quarter results for the period ending July 5, 2003.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            QUAKER FABRIC CORPORATION

Date:  November 4, 2003        By: /s/ Paul J. Kelly
       ----------------        ---------------------
                                   Paul J. Kelly
                                   Vice President - Finance
                                   and Treasurer (Principal Financial Officer)