Form 10-K
period 2004-01-03
QUAKER FABRIC CORP /DE/
filed 2004-03-18
CIK 103341

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

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

    Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes:  X   No:
                                          ---      ---

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on July 3, 2003 was approximately $106.1 million.

    As of March 10, 2004, 16,813,368 shares of Registrant's common stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DESCRIPTION OF DOCUMENT                    PART OF THE FORM 10-K
         -----------------------                    ---------------------
Portions of the Proxy Statement to be used  Part III (Item 10 through Item 13)
in connection with the Registrant's 2004    and Part IV
Annual Meeting of Stockholders.

________________________________________________________________________________

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS
             (IN THOUSANDS, EXCEPT PER SHARE AND PER YARD AMOUNTS)

                                                               FISCAL         FISCAL       PERCENT
                                                                2003           2002        CHANGE
                                                                ----           ----        ------
                                                             (52 weeks)     (53 weeks)
INCOME STATEMENT DATA

    Net sales..............................................   $325,337       $365,445       (11.0)%

    Gross profit...........................................     70,135         79,952       (12.3)%

    Operating income.......................................     16,227         23,067       (29.7)%

    Net income.............................................      7,939         11,556       (31.3)%

SELECTED OPERATING DATA

    Depreciation and amortization..........................   $ 19,470       $ 17,826         9.2 %

    Capital expenditures...................................      7,921         32,094       (75.3)%

    Cash flow provided by operating activities.............     34,373         29,094        18.1 %

    Fabric unit volume (in yards)..........................     56,132         63,847       (12.1)%

    Weighted average gross sales price per yard of
      fabric...............................................   $   5.66       $   5.57         1.6 %

BALANCE SHEET DATA

    Working capital........................................   $ 74,168       $ 74,808        (0.9)%

    Total assets...........................................    276,278        288,686        (4.3)%

    Total debt, less cash..................................     39,409         65,102       (39.5)%

    Shareholders' equity...................................    169,505        161,805         4.8 %

PER SHARE DATA

    Net income per basic share.............................   $   0.48       $   0.72       (33.3)%

    Net income per diluted share...........................   $   0.47       $   0.69       (31.9)%

    Dividends per common share.............................   $   0.10             --          --

    Book value per diluted share...........................   $  10.00       $   9.60         4.2 %

RATIOS

    Gross margin...........................................       21.6%          21.9%       (1.4)%

    Operating margin.......................................        5.0%           6.3%      (20.6)%

    Net income margin......................................        2.4%           3.2%      (25.0)%

    Current ratio..........................................   3.3 TO 1       3.3 to 1         0.0 %

    Net debt to total capitalization.......................       18.9%          28.7%      (34.1)%

                              TO OUR SHAREHOLDERS

    During 2003, our overall performance was solid, particularly when viewed against the backdrop of last year's very challenging macroeconomic and geopolitical environment, and a number of important investments for the future were put in place. Net sales for the 52-week fiscal year ended January 3, 2004 were $325.3 million, with net income of $7.9 million and diluted earnings per share of $0.47; compared to net sales of $365.4 million, net income of $11.6 million and diluted earnings per share of $0.69 for the 53-week fiscal year ended January 4, 2003. A refund related to the favorable resolution of a foreign tariff dispute added $1.4 million of non-recurring income to the company's fiscal 2003 pre-tax income, increasing fully diluted EPS for the year by 5 cents.

    Quaker's 2003 results, particularly during the fourth quarter, reflect both improved operational performance and the positive effect of the strategic and operating initiatives we have been pursuing. Our gross margin performance for the fourth quarter and the year demonstrated considerable strength, despite lower revenues, largely as a result of an increase in our operating efficiencies, careful management of our raw material and other costs and our continued focus on the fundamentals of our business. Our operating margin, however, was down 130 basis points for the year, primarily because of the ongoing costs associated with the strategic investments we have made over the past few years to build increased capability in the areas of research and development, product styling and design, market development, information technology, supply chain management and the training and development of our workforce -- all of which are intended to build our competitive strength for the future.

    Our commitment to innovation, technology and new product development allowed Quaker to introduce a number of new fabric products with margins consistent with our profitability objectives -- including our newest product entries in the sueded, laminated, washed, microdenier and high-definition design product categories. We are particularly pleased by the market's reaction to our newest collections of sueded fabrics, which we believe provide our customers with a superior product that they can use to ensure that their own product offerings bring something distinctly different to the market. It is also important to note that the development and introduction of these very same products provides us with the vehicle we needed to compete head-on with less expensive imported goods.

    In addition, during 2003, we reduced inventory, paid our first-ever dividends, improved our cash flows, and paid down debt -- ending the year with a net debt to total capitalization ratio of 18.9%, versus 28.7%at the end of 2002. As a result, we further strengthened our balance sheet, positioning us to continue responding quickly to new challenges and opportunities as they arise. The company's financial strength also led to a 20%increase in our dividend for the fourth quarter.

    Looking ahead, we will be continuing to focus on the fundamental elements of our core business strategy -- providing our customers with the most outstanding combination of products and service available today -- and we are very focused on rebuilding volume. Quaker continues to offer the industry's best and most innovative products, and we believe that core strength gives us the necessary platform to increase our sales as market conditions improve. We are anticipating excellent placements at this year's April High Point Furniture Market and our newest product line, which we expect to be well-represented in High Point, has already met with an enthusiastic reception at all of the other important industry trade shows that have taken place so far this year, including the Showtime Fabric Fair in High Point and the San Francisco Furniture Market in January, and key international trade shows in Frankfurt and Toronto.

    Quaker also remains committed to the export market. While export sales for both the fourth quarter and last year as a whole were down, we are optimistic for a rebound during 2004 as a result of a number of strategic moves we made during the latter part of 2003 and earlier this year. These moves included the opening of a new sales office and fabric showroom in Germany to capitalize on the potential of the European market and complement the work already being done there out of our U.K. sales office, the opening of a sales office in Singapore and the hiring of an experienced international sales agent to represent us in South Africa.

    We continued to strengthen our presence in the contract market during 2003 -- with key progress made, from both a product development and distribution standpoint -- and we feel that we have the pieces in place to allow that process to maintain its momentum and to fully establish Quaker as a key player in that arena.

    With respect to our yarn sales business, we have worked hard during the past year to find new markets for our yarn products and strategically reposition that segment of our business. As a result of this effort, our fourth quarter yarn sales demonstrated considerable strength, with sales for the quarter of $3.1 million up 11.6%versus the fourth quarter of 2002. And we expect to benefit further from our strategic repositioning of this aspect of our business during the balance of this year.

    Our efforts to continue improving our cost structure will also remain a priority, as will the work we are doing to further improve efficiencies throughout our manufacturing operations -- all without undermining our commitments to superior product design, innovation and customer service or compromising the returns anticipated from the targeted strategic investments we have made in the development of those competencies over the last few years.

    We believe that the investments we have made over the last few years have positioned Quaker well to continue to be a formidable competitor -- in both the domestic and international markets -- and to deliver solid returns to our shareholders over time. In fact, that is our commitment and the essence of our corporate mission and identity.

    We appreciate your interest in the company and your continued support.

Sincerely,

Larry A. Liebenow                              Sangwoo Ahn

Larry A. Liebenow                              Sangwoo Ahn
President and Chief Executive Officer          Chairman of the Board

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Quaker Fabric Corporation ('Quaker' or the 'Company') is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics primarily for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns, including a variety of chenille, taslan and spun products, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design, cost and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics, including its soft, velvet-like Jacquard chenilles. The Company's revenues in 2003 were $325.3 million.

    Quaker has been producing upholstery fabric for over fifty-eight years and is a full-service supplier of Jacquard and plain woven upholstery fabric to the furniture industry. Quaker's current product line consists of over 5,000 traditional, contemporary, transitional and country fabric patterns intended to meet the styling and design, color, texture, quality and pricing requirements of promotional through middle to higher-end furniture manufacturers. Additionally, the Company introduces over 1,000 new products to the market annually. Management believes that Jacquard fabrics, with their detailed designs, provide furniture manufacturers with more product differentiation opportunities than any other fabric construction on the market.

    The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including virtually every significant domestic manufacturer of upholstered furniture. Quaker also distributes its fabrics internationally. In 2003, fabric sales outside the United States of $40.6 million represented approximately 12.8%of gross fabric sales.

    Quaker uses three tradenames in the marketing of its fabrics -- Whitaker'r', Quaker'TM' and Davol'TM'. Quaker's Whitaker'r' Collection, a branded line of a select group of the Company's better-end products, is intended to meet the design and construction requirements of higher-end furniture manufacturers and jobbers. In 2001, the Company began marketing certain fabrics intended to meet the design, construction and pricing needs of its promotional-end customers under the Company's Davol'TM' brand name. The balance of the Company's fabrics carry the Quaker'TM' name -- and while there is some price point overlap at the extreme ends of the Quaker line, most of the fabrics marketed under the Quaker umbrella are intended to meet the product needs of the Company's high-volume, middle to higher-end furniture manufacturing customers.

    Management estimates that approximately 65% of the Company's fabric sales are manufactured to customer order.

    During the past five years, Quaker has invested $80.6 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, and improve product quality. During 2004, Quaker plans to spend approximately $14.8 million for new projects consisting principally of new manufacturing equipment to further its marketing, productivity, quality, service and financial objectives, and for IT programs.

    The Company produces its yarn and fabric products in its ten manufacturing plants in the greater Fall River, Massachusetts area, where Quaker has nearly
2.0 million square feet of manufacturing and warehousing space. Quaker also leases warehouse space in Brockton, Massachusetts. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Verona, Mississippi, and City of Industry, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and uses a third-party distribution company to provide warehousing services in Brazil.

    The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company's Internet website (http://www.quakerfabric.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

THE INDUSTRY

    Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be in excess of $2.5 billion annually. Management estimates international fabric sales to be at least twice those of the domestic market. Due to the capital intensive nature of the fabric manufacturing process and the importance of economies of scale in the industry, the top 14 upholstery fabric manufacturers, including Quaker, account for over 80%of the total domestic sales. Management believes that Quaker is currently the only large U.S. fabric producer that is continuing to demonstrate its long-term commitment to the international market by focusing on expanding its export sales.

    Within the Jacquard segment, price is a more important competitive factor in the sale of promotional products than it is in middle to better-end lines, where fabric styling and design considerations typically play a more important role.

    Demand for upholstery fabric is a function of demand for upholstered furniture. The upholstered furniture market grew from $5.4 billion in 1991 to an estimated $10.9 billion in 2003. Total upholstered furniture demand is cyclical and is affected by population growth and demographics, new household formations, consumer confidence, disposable income, geographic mobility, housing starts, and home sales.

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

    Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by the following factors:

    (i) The furniture industry has been consolidating at both the retail and manufacturing levels for several years. As a result, fabric suppliers are required to deal with larger customers that require a broader range of product choices, shorter delivery lead times, customer-specific inventory management programs, and additional information technology-based support services.

    (ii) The United States has shifted toward a more casual lifestyle, as evidenced by product shifts in the apparel and home furnishings industries. Management believes this has resulted in growing demand for less formal furniture upholstered with softer, more comfortable fabric.

   (iii) Consumer tastes in upholstered furniture coverings change as new trends and styles emerge. Leather as a furniture covering has increased in popularity in recent years, resulting in a reduction in overall sales of woven upholstery fabric.

    (iv) Pushed by consumers demanding immediate product delivery, the furniture industry has increased its focus on just-in-time manufacturing methods and shorter delivery lead times.

     (v) Advances in the use and application of information technology throughout the industry supply chain can be anticipated to allow furniture industry manufacturers, suppliers and customers to share information more quickly and more effectively, resulting in reduced cycle times and greater transparency for end consumers who will be able to determine the status of their orders at each stage of the manufacturing process. Significant advances in the use of information technology in the sales and marketing function are also anticipated.

    (vi) Both consumers and furniture manufacturers have placed increased emphasis on product quality, enabling fabric manufacturers with effective quality control systems to gain a competitive advantage.

   (vii) While demand levels over the near term may be adversely affected by weakness in both the domestic and global economies, a move by the baby boom generation toward more upscale furniture as they approach retirement age and additional demand generated by that same group's purchases of vacation and retirement homes can be expected to provide favorable longer term demand trends.

  (viii) While at one time most of the largest U.S. fabric producers had leveraged their size and broad product lines to expand their export sales, management believes that Quaker alone continues to focus on international sales as a major strategic initiative.

    (ix) In recent years, the lines between the furniture industry's manufacturers and retailers has begun to blur, with several of the nation's larger furniture manufacturers opening retail outlets of their own.

    (x) Fabrics entering the United States from China and other low labor cost countries are resulting in increased price competition in the promotional and middle ranges of the upholstery fabric and upholstered furniture markets. In addition, competition in the U.S. domestic market is likely to further intensify following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

STRATEGY

    Quaker's strategy to further its growth and financial performance objectives includes:

        Taking Domestic Market Share. The Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics to the promotional and middle to better end of the market by offering a wide variety of fabric patterns at prices ranging from $2.40 to $35.00 per yard and by emphasizing superior customer service.

        Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker, including the operation of a distribution facility in Mexico, and the utilization of the services of a third party distribution company in Brazil. The Company's international gross sales were $40.6 million in 2003.

        Penetrating Related Fabric Segments. Management believes the Company's styling and design expertise, as well as its ISO 9001-certified operations, provide opportunities to penetrate the contract and decorative top-of-the-bed segments, as well as increase Quaker's share of the interior decorator and recreational vehicle segments. Management believes Quaker's Ankyra'TM' chenille yarns and fabric finishing abilities will provide the Company with a product advantage in these segments. As part of these efforts, during 2002 the Company purchased 24 'double-wide' looms to support its entry into these segments. During 2003, the Company entered into a non-exclusive licensing agreement with Hi-Tex, Inc. for the use of its patented Crypton'r' finish for certain of the Company's contract fabrics.

        Maintaining Specialty Yarn Sales. Quaker is a leading producer of specialty yarns, including chenille, taslan, and spun products. Approximately 90%of the chenille yarn manufactured by the Company is used in the production of the Company's fabric. The balance is sold to craft yarn distributors, upholstery weavers and home fashion accessories firms through Quaker's yarn sales division, Nortex Yarns. Gross sales of the Company's specialty yarns were $10.8 million in 2003. The Company's current line of specialty yarns includes over 50 different varieties of spun and chenille yarns, and Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's yarn customers.

        Pursuing Strategic Acquisition Opportunities. Although all of Quaker's growth to date has been the result of internal initiatives, the Company has evaluated a number of acquisition candidates in the past and plans to pursue appropriate acquisition opportunities in the future. An ideal acquisition candidate would either support the Company's new market development objectives; enhance its international position; permit additional investments in marketing, new product research and development, design, information technology and manufacturing; improve Quaker's financial performance by increasing efficiency and absorption of overhead; or offer a unique and complementary product, manufacturing or technical capability.

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

        Financial Strength. With a strong financial position, including a low debt to total capital ratio, the Company has the ability to support research and development and targeted capital investment initiatives, and to continue responding quickly to new opportunities and challenges as they arise.

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

PRODUCTS

    The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.40 to $35.00 per yard. While most of the Company's fabrics have historically been sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker'r' label in October 1996. During 2001, the Company began marketing certain of its fabrics to its promotional-end customers under its Davol'TM' brand name. In 2003, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $4.08 per yard and $6.63 per yard, respectively, compared to $4.00 and $6.43, respectively, in 2002. The weighted average gross sales price per yard of the Company's fabrics was $5.66 in 2003, compared to $5.57 in 2002.

    Quaker's product line is focused on fabrics with woven designs referred to in the industry as 'Jacquards,' because of the special Jacquard equipment, or heads, required to produce them, and also includes a broad assortment of striped, plaid, and plain fabrics. The vast majority of Quaker's looms are equipped with Jacquard heads. The use of these heads makes it possible to vary the pattern, color, and texture of both the filling and warp yarns in a fabric. While fabrics manufactured on looms without Jacquard heads have a much more limited range of possible designs, Quaker added thirty-six Dobby looms to its manufacturing base during 2001 to reduce the cost of manufacturing certain fabrics that do not require the use of Jacquard heads. During 2002, Quaker added 24 'double-wide' Jacquard looms to support the Company's entry into the decorative home fashions segment.

    Management believes that the Company's newest collections of sueded fabrics provide Quaker's customers with a superior product that they can use to advance their efforts to ensure that their own product offerings bring something distinctive to the market. Management also believes that the development and introduction of these products allows the Company to compete head-on with less expensive imported goods.

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

    Quaker's broad product line enhances the ability of the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. To generate additional business from manufacturers of higher-end upholstered furniture, the Company offers a select group of its middle to better-end products under its Whitaker'r' label, and in 2001 the Company began marketing certain of its promotional-end products under its Davol'TM' brand name. Gross sales of the Company's middle to better-end fabrics were $231.1 million, or 72.7%of total gross fabric sales in 2003, with approximately 42.1%of those sales made under the Whitaker'r' label.

NEW PRODUCT DEVELOPMENT AND DESIGN

    Although management believes fashion trends in the upholstery industry do not change significantly from year to year, consumer tastes in upholstery fabric and other furniture coverings do change over time. Therefore, it is important to identify emerging fashion needs and to develop new products responsive to those needs. Management believes Quaker's design staff has an established reputation for design excellence and product leadership.

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

    The development of each new fabric line requires six months. The first step in the new product development process is the preparation of a merchandising plan for the line. The Company's merchandising plans are based on extensive input from Quaker's sales representatives, senior managers, and major customers and provide both a broad outline of the number of new products to be included within each major styling category (e.g., contemporary, traditional, transitional, and country), as well as the number of new products to be created for sale at each of the major price points within those styling categories. Beginning in 2002, the Company enhanced its merchandising practices by including a number of fabric collections reflecting a common theme in each new line.

    In addition, because of the design, cost, and delivery advantages of Quaker's vertically integrated manufacturing operations, substantial emphasis is placed on making maximum use of the Company's internally produced yarns during the fabric development process. In conjuction with development of each new fabric merchandising plan, members of the Company's fabric design and yarn development staffs meet to identify the design staff's yarn requirements for the Company's next fabric line and many of Quaker's proprietary yarns trace their origins to this design-driven process. Quaker's product development, engineering and manufacturing staffs also play a key role in the new product development process by reviewing proposed new product constructions to evaluate their impact on the Company's raw material costs, equipment utilization rates and quality performance. The Company's product development and engineering staffs also design and develop new product attributes that add value to Quaker's products from the consumer's perspective, and their efforts have lead to initiatives such as the Company's entry into a non-exclusive agreement with Hi-Tex, Inc. for the use of its patented Crypton'r' finish for certain of the Company's fabrics for the contract segment.

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

SALES AND MARKETING

UPHOLSTERY FABRICS

    Net fabric sales during 2003 were $314.7 million, or approximately 96.7% of the Company's net sales. The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide, including substantially all of the largest domestic manufacturers of upholstered furniture. Fabric sales to the Company's top 25 customers accounted for approximately 46% of 2003 net sales. None of the Company's customers accounted for more than 7.9% of net sales during 2003.

    The Company uses a direct marketing force of 25 sales representatives, five of whom are based in Mexico, to market its fabrics in the United States, Canada and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of eleven exclusive sales representatives, working out of sales offices and showrooms in the United Kingdom, the United Arab Emirates, India, Singapore, and Germany, and four exclusive sales agents in Brazil, where Quaker maintains a showroom and sales office in Sao Paulo. In addition, Quaker has appointed 10 independent commissioned sales agents to represent the Company in the Far East, Australia, New Zealand, the Middle East, Central and South America, Africa and Asia. All agents located outside the United States are supervised by Quaker's Vice President -- Sales.

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

    Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, Dubai, Germany, Italy, Brazil and Mexico, as well as certain trade shows in the United States aimed at the international market. Foreign sales of fabric accounted for approximately 12.8%of Quaker's gross fabric sales during 2003.

    In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains five distribution centers from which its customers may take immediate delivery of selected products. These facilities are located in City of Industry, California; Verona, Mississippi; High Point, North Carolina; Sao Paulo, Brazil; and Mexico City, Mexico.

SPECIALTY YARNS

    Net yarn sales during 2003 were $10.6 million, or approximately 3.3%of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted and chenille. Because of their soft, velvet-like feel, chenille yarns, and fabrics made out of chenille yarns, are responsive to consumer demand for softer, more casual home furnishings and accessories. The Company's specialty yarns are sold under the name of Nortex Yarns to craft yarn distributors and manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products. The Company has approximately 45 yarn customers.

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

MANUFACTURING

    The Company operates ten manufacturing facilities in the greater Fall River, Massachusetts area, and management estimates that approximately 65%of the Company's fabric sales are manufactured to customer order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. The Company's objective is to operate its production facilities on a three-shift, five to five and one half-day week schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules and/or outsources a portion of its production requirements. During periods of weaker demand, the Company will decrease its production rates accordingly.

    The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of craft yarns, home furnishings products and apparel. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing processes to enhance the durability and performance characteristics of the end product, as well as a stain-resistant finish upon customer request. Some of the Company's fabrics, including its Quaker Plush'r', Quaker Suede'TM', Quaker Silk'TM' and Quaker Ultra'TM' products, and the products it markets under the Crypton'r' brand as a result of its licensing agreement with Hi-Tex, Inc., benefit from additional chemical and mechanical finishing processes designed to enhance their appearance, texture or 'hand' and/or performance characteristics. A final product quality inspection is conducted prior to shipment to the Company's customers.

    Since 1988, the United Kingdom has had a flammability standard in place applicable to all upholstery fabrics sold in the U.K., including products imported into the U.K. market from other countries. To ensure compliance with this regulatory standard, the Company devoted considerable resources to the successful development of fabrics which would meet the performance specifications set forth in the standard. For the past several years, the United States Consumer Product Safety Commission has been working on the development of a similar upholstered furniture flammability standard, and the Company has played a lead role in the shaping of these proposed regulations. Management believes the adoption by the CPSC of new regulations in this area, if that were to occur, would not likely have a material adverse effect on the Company's results of operations or financial condition and that, prior to the effective date of such regulations, if any, the Company would be able to make such changes in its fabric designs and manufacturing processes as would be required to ensure the Company's compliance.

    Quaker has added approximately 400 new looms to its manufacturing base since 1989. The vast majority of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without equipment-related design constraints. During 2000, the mechanical Jacquard heads on approximately 80 of the Company's older looms were replaced with electronic Jacquard heads to improve productivity, and another 26 mechanical heads were replaced with electronic heads during 2002. During 2001, the Company added 36 Dobby looms to reduce the cost of manufacturing certain fabrics not requiring the use of Jacquard heads, and in 2002, 24 'double-wide' Jacquard looms were moved into production to support the Company's entry into the decorative home fashions segment and add additional manufacturing capacity.

    The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

    During the past five years, the Company placed in service more than $80.6 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives.

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

    The Company's quality-related return rate, as a percentage of total yards shipped, was 0.3% in 2003 and 0.5% in 2002, and the Company's sales of second-quality fabric were $1.5 million in 2003 and $1.9 million in 2002.

TECHNOLOGY

    As part of Quaker's overall strategy to improve productivity and meet its customers' total service requirments, the Company strives to introduce new technologies into its operations whenever possible. Quaker's efforts in this area include: (i) the use of its management information system to provide computer support to the Company's manufacturing operations; (ii) the use of CAD equipment to reduce the time required to bring its new products to market, including the design of 'Specials'; (iii) the use of bar-coding systems for inventory control purposes and to improve both the efficiency of its own manufacturing operations and service to its customers; (iv) the use of electronic Jacquard heads and other production equipment equipped with microprocessors to improve manufacturing efficiencies and reduce unit costs; (v) the use of a heuristic advanced planning system to both support Quaker's delivery lead time objectives and improve productivity levels in Quaker's manufacturing areas; and (vi) the use of real-time process monitoring control systems to identify opportunities to improve manufacturing efficiencies.

    The Company's CAD equipment is used to develop new fabric designs and to prepare plastic Jacquard cards for use with the Company's mechanical Jacquard heads, and computer disks for use with Quaker's electronic Jacquard heads. These plastic cards and computer disks contain precise instructions about the construction of the particular fabric pattern to be woven. During 2001, the Company installed new CAD software, providing all of Quaker's design professionals with enhanced automated design support directly on their individual desktop computers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain fabrics produced by the Company and certain of the yarns the Company produces internally or purchases from other manufacturers. Substantially all of the raw materials used by the Company are purchased from primary producers with manufacturing operations in the United States, however, certain of the Company's raw material requirements are purchased from non-U.S. based suppliers. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices may fluctuate with changes in the underlying market for petrochemicals in general. In addition, the financial performance and/or condition of some textile industry suppliers has been hurt by reduced overall demand, increasing the risk of business failures and/or further consolidations among the Company's supplier population and the related risk of disruption to Quaker's operations.

    Although other sources may be available, the Company currently procures approximately 59% of its raw material components from two major industry suppliers, one of which is the sole supplier of a filament yarn used in the Company's chenille and Taslan air texturizing manufacturing operations. Generally, Quaker has not experienced any significant difficulty in meeting its raw material needs, expects that it will be able to obtain adequate amounts to meet future requirements, and as a matter of corporate policy, attempts to identify alternate sources for all critical raw material components.

    On December 17, 2003, Solutia, Inc., the Company's supplier of acrylic fiber, filed for reorganization under Chapter 11 of the federal bankruptcy laws. Approximately 35% of the Company's filling yarns are acrylic and are purchased from spinners that use fiber from Solutia. While the actions taken by Solutia have not had an adverse effect on supplies to Quaker, the Company has identified alternate suppliers and products and is putting in place arrangements to reduce the risk of price increases or interruptions in raw material flows stemming from the Solutia bankruptcy filing. In addition, the Company currently purchases essentially all of its polypropylene yarn, a component used in approximately 60% of the Company's fabrics, from one domestic supplier. While the Company has previously evaluated various approaches to dealing with an interruption in its supply of polypropylene from this supplier, including a hybrid approach involving the use of both alternate suppliers and an adjustment in the fiber content and other product specifications of certain fabrics, the Company is developing, but currently does not have, a firm alternate program in place to mitigate the risks associated with an interruption in its supply of polypropylene arising out of an operating, financial or other problem at this supplier. Further, the Company sources a low melt polymer essential to the production of Quaker's Ankyra'TM' chenille yarns from a single supplier. While an alternate source of this polymer is available, it is unlikely that this source would have the manufacturing capacity to meet all the Company's requirements for this raw material, at least initially. A shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

    The Company's production operations are heavily reliant upon a consistent supply of energy, including electricity to power the Company's manufacturing equipment, natural gas to generate the heat used in Quaker's finishing operations and oil to heat the Company's office areas. A significant shortage or interruption in the availability of these energy sources would likely have a material adverse effect on the Company's operations and financial performance. Beginning in the latter part of 2000, the Company began to experience rising energy costs. To help provide the Company with greater stability and to reduce the impact of rising energy costs, during 2001, Quaker entered into a contract to purchase its electrical power requirements at a fixed price through December 2004.

COMPETITION

    The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavily toward fabric styling and design considerations. Cost and other factors may make imported fabrics more competitive with the Company's products in the future. Recent improvements in service levels and product design have enhanced the competitive position of imported products, particularly those coming into the United States from China. In addition, competition in the U.S. domestic market is likely to further intensify following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S. During 2003, the Company's yarn sales business continued to be adversely affected by diminished demand for products manufactured by the Company's customers in the home furnishings and apparel markets. The Company's sales to craft yarn distributors, however, grew somewhat during 2003, and the Company anticipates additional sales growth in that segment during 2004.

    Several of the companies with which the Company competes may have greater financial resources than the Company. The Company's products compete with other upholstery fabrics and furniture coverings, including prints, flocks, tufts, velvets, suede and leather, with leather furniture enjoying growing popularity over the past few years, to some extent at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures.

BACKLOG

    As of January 3, 2004, the Company had orders pending for approximately $26.5 million of fabric and yarn compared to $26.1 million as of January 4, 2003. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

TRADEMARKS, PATENTS, COPYRIGHTS

    The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra'TM' chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. The Company's Whitaker mark, as well as a logo form of the 'W' mark, is registered with the U.S. Patent and Trademark Office. During 2000, the Company's Quaker Plush mark also became registered with the U.S. Patent and Trademark Office. The Company has applications pending, with the U.S. Patent and Trademark Office to register its Davol mark and its Quaker Ultra mark. In addition, the Company has filed patent applications with the U.S. Patent and Trademark Office to protect its intellectual property rights in several new technologies and processes created by the Company's product development staff, including certain laminated textured products, Quaker's Regal'TM' chenilles, a continuous washing and post finishing process, and for the Company's high-value laminated fabrics. During 2003, the Company also entered into a non-exclusive licensing agreement with Hi-Tex, Inc. for the use of its patented Crypton'r' finish for certain of the Company's fabrics for the contract market.

INSURANCE

    The Company maintains general liability and property insurance. The costs of insurance coverage vary generally and the availability of certain coverages can change. Following the events of September 11, 2001, the Company experienced significant increases in the premium rates on certain of its insurance coverages and certain changes were made in the insurance carriers used by the Company and in the terms and conditions of some of the Company's insurance policies. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

EMPLOYEES

    The Company is the largest manufacturer, and the largest private sector employer, in Fall River, Massachusetts. As of January 3, 2004, Quaker employed 2,715 persons, including 2,191 production employees, 180 technical and clerical employees, and 344 exempt employees and commissioned sales representatives. The Company's employees are not represented by a labor union, and management believes that employee relations are good. The Company's operations are heavily dependent on the availability of labor in the Fall River, Massachusetts area.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 herein)

    The executive officers of the Company are as follows:

                                                                                             OFFICER
              NAME                 AGE                       POSITION                         SINCE
              ----                 ---                       --------                         -----
Larry A. Liebenow................  60    President, Chief Executive Officer, and Director     1989
James A. Dulude..................  48    Vice President -- Manufacturing                      1990
Cynthia L. Gordan................  56    Vice President, Secretary, and General Counsel       1989
Mark R. Hellwig..................  46    Vice President -- Supply Chain Management            1998
Paul J. Kelly....................  59    Vice President -- Finance, Chief Financial
                                         Officer and Treasurer                                1989
Thomas Muzekari..................  63    Vice President -- Sales                              1996
M. Beatrice Spires...............  42    Vice President -- Design and Merchandising           1996
Norman J. Sturdevant.............  47    Vice President -- Chief Information Officer          2001
Duncan Whitehead.................  61    Vice President -- Research and Development           1990

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

    Norman J. Sturdevant. Mr. Sturdevant has served as Vice President -- Chief Information Officer since August 2001. From August 1999 to April 2001, Mr. Sturdevant served as Vice President of Information Technology for Bausch & Lomb's Europe, Middle East and Africa Region. Prior to that, Mr. Sturdevant served in various director and manager-level information technology positions with Bausch & Lomb, Entex Information Services and Electronic Data Systems. Mr. Sturdevant served as an officer in the U.S. Navy from 1978 to 1984.

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

ITEM 2. PROPERTIES

PROPERTIES

    Quaker is headquartered in Fall River, Massachusetts where it currently has ten facilities, nine of which are used primarily for manufacturing and warehousing purposes. The tenth facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. In addition, the Company maintains a manufacturing facility in Somerset, Massachusetts and warehouse space in Brockton, Massachusetts. The Company has three distribution centers in the United States and one in Mexico. We believe our facilities are in good condition and are suitable and adequate for our current and future uses. If we are unable to renew any of the leases that are due to expire in 2004 and 2005, we believe that suitable replacement properties are available on commercially reasonable terms. The table below sets forth certain information relating to the Company's current facilities:

                                                                             BUILDING
                 LOCATION                    STATUS         PURPOSE          AREA (SF)   OWNERSHIP
                 --------                    ------         -------          ---------   ---------
Grinnell Street, Fall River................  Active   Manufacturing           748,000    Owned
Quequechan Street, Fall River..............  Active   Manufacturing           244,000    Owned
Davol Street, Fall River...................  Active   Offices/R&D             245,000    Owned
Campanelli Drive, Brockton, MA.............  Active   Warehouse               217,000    Leased(1)
Ferry Street, Fall River...................  Active   Manufacturing           193,000    Owned
Brayton Avenue, Fall River.................  Active   Manufacturing           186,000    Owned
Quarry Street, Fall River..................  Active   Manufacturing            76,000    Owned
Graham Road, Fall River....................  Active   Manufacturing            52,000    Leased(2)
Lewiston Street, Fall River................  Active   Manufacturing            62,000    Leased(3)
County Street, Somerset, MA................  Active   Manufacturing            53,000    Owned
Jefferson Street, Fall River...............  Active   Manufacturing            26,000    Leased(4)
Stevens Street, Fall River.................  Active   Manufacturing            39,000    Leased(5)
Verona, Mississippi........................  Active   Distribution Center      20,000    Owned
City of Industry, California...............  Active   Distribution Center      17,000    Leased(6)
Mexico City, Mexico........................  Active   Distribution Center       9,000    Leased(7)
High Point, North Carolina.................  Active   Distribution Center       9,000    Leased(8)

---------
(1) Lease expires December 31, 2005
(2) Lease expires July 31, 2007
(3) Lease expires March 29, 2004
(4) Lease expires June 30, 2005
(5) Lease expires May 31, 2004
(6) Lease expires September 30, 2006
(7) Lease expires February 28, 2006
(8) Lease expires July 31, 2004

    During 2000, the Company also started to maintain inventory at a third party warehouse provider in Sao Paulo, Brazil. Quaker has sales offices in Fall River, Massachusetts; Guadalajara and Mexico City, Mexico; Sharjah, United Arab Emirates; Hickory and High Point, North Carolina; Chicago, Illinois; Tupelo, Mississippi; City of Industry, California; and Sao Paulo, Brazil. All of the Company's sales offices, except the one in Fall River, Massachusetts, are leased. In addition Quaker has five exclusive sales representatives who lease and maintain sales offices in Germany, India, Johannesburg, London and Singapore.

    The Company also owns approximately 60 acres of undeveloped land in Fall River to allow for expansion of its operations.

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

    In particular, the Company is aware of soil and groundwater contamination relating to the use of certain underground fuel oil storage tanks at its Fall River facilities. During 2001, the Company filed Response Action Outcome Statements (RAOs) and Activities and Use Limitations (AULs) with the Commonwealth of Massachusetts with respect to soil and groundwater contamination at two of its facilities. The AULs are intended to limit human access to the tainted soil and groundwater, close out the sites and end future regulatory reporting. During the fourth quarter of 2003, the Company terminated the AUL with respect to one of these facilities at the direction of the Massachusetts Department of Environmental Protection in order to complete additional response actions necessary to support the conclusion that a condition of No Significant Risk has been achieved at the site. Management anticipates that the Company will complete the additional response actions and file a new AUL with respect to the site within two years. In addition, during the fourth quarter of 1993 the Company removed and encapsulated asbestos at two of its facilities and the Company has an on-going asbestos management program in place to appropriately maintain the asbestos that remains present at its facilities. During the fourth quarter of 1998 and the first quarter of 1999 oil-contaminated soil resulting from a leak during the mid-1970s from an underground fuel storage tank at the Company's former facility in Claremont, New Hampshire, was removed and disposed of at an asphalt batching plant. In January 2003, the New Hampshire Department of Environmental Services issued a 'no further action required' letter with respect to this site, and a related escrow account originally established to cover Quaker's clean up cost indemnification obligations was closed out. The Company has also agreed to indemnify the purchaser of the Company's former facility in Leominster, Massachusetts, for certain environmental contingencies.

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

    During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution control equipment on three of the stacks at one of its manufacturing facilities located in Fall River. The control equipment is intended to ensure that emissions from the stacks do not exceed the 0% opacity limit set forth in the Company's operating permit for air emissions. Management anticipates that the costs associated with the acquisition and installation of the control equipment will total approximately $900,000 over a three-year period, which began during 2003. The equipment itself is scheduled to be fully installed by the end of 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

    The following summarizes common stock prices for the years ended January 3, 2004 and January 4, 2003.

                                                              PRICE PER SHARE
                                                              ---------------
                            2003                               HIGH     LOW
                            ----                               ----     ---
FIRST QUARTER...............................................  $ 7.05   $ 5.22
SECOND QUARTER..............................................  $ 7.95   $ 5.95
THIRD QUARTER...............................................  $ 7.30   $ 6.20
FOURTH QUARTER..............................................  $ 9.75   $ 6.58

                                                              Price Per Share
                                                              ---------------
                            2002                               High     Low
                            ----                               ----     ---
First Quarter...............................................  $12.64   $ 7.84
Second Quarter..............................................  $15.50   $11.07
Third Quarter...............................................  $15.50   $ 5.81
Fourth Quarter..............................................  $ 7.54   $ 5.33

---------

(1) The Company's common stock is traded over the counter and is quoted on the Nasdaq National Market under the symbol 'QFAB.'

(2) No dividends were paid on the Company's common stock prior to fiscal year 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial condition and other factors deemed relevant by the Board.

(3) As of March 10, 2004, there were approximately 89 record holders of the Company's common stock.

(4) The Company's Credit Agreement, Senior Notes, and Series A Notes contain restrictive covenants which limit the Company's ability to declare and pay dividends. Under the most restrictive of these covenants, $3.8 million was available for the payment of dividends as of January 3, 2004. See Note 5 of Notes to Financial Statements.

                      EQUITY COMPENSATION PLAN INFORMATION

                                 (IN THOUSANDS)
                                JANUARY 3, 2004

                                                                                          NUMBER OF
                                                                                          SECURITIES
                                                 NUMBER OF                           REMAINING AVAILABLE
                                             SECURITIES TO BE    WEIGHTED-AVERAGE    FOR FUTURE ISSUANCE
                                                ISSUED UPON      EXERCISE PRICE OF       UNDER EQUITY
                                                EXERCISE OF         OUTSTANDING       COMPENSATION PLANS
                                                OUTSTANDING          OPTIONS,             (EXCLUDING
                                             OPTIONS, WARRANTS     WARRANTS AND      SECURITIES REFLECTED
               PLAN CATEGORY                   AND RIGHTS(A)         RIGHTS(B)         IN COLUMN A)(C)
               -------------                   -------------         ---------         ---------------
Equity compensation plans approved by
  security holders.........................        2,161               $7.56                   0
Equity compensation plans not approved by
  security holders.........................        1,057                7.57                  93
                                                   -----               -----                  --
    Total..................................        3,218               $7.57                  93
                                                   -----               -----                  --
                                                   -----               -----                  --

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

    Options granted under the 1993 Stock Option Plan for certain Company officers are fully vested and currently cover 53,000 shares of common stock. When granted, the exercise price of the shares covered by the 1993 Stock Option Plan was $2.75 per share as to 60%of the shares granted and $1.37 per share as to 40%of the shares granted. The Company's 1996 Stock Option Plan for certain key employees currently covers 891,700 shares of common stock. Options granted under the 1996 Stock Option Plan vest over a five-year period beginning on the date of each grant. Options are issued at their fair market value at the date of grant, and the average exercise price for all options granted is $7.86 per share. Prior to their participation in the Company's 1997 Stock Option Plan in 2001, the Company's non-employee directors were awarded options pursuant to individual contracts. These options were issued at their fair market value at the date of grant, and the average exercise price for all such options granted is $8.19 per share. All options granted to the Company's non-employee directors under these contracts are fully vested and currently cover a total of 112,500 shares of common stock.

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

                                                                                FISCAL YEAR ENDED
                                                        ------------------------------------------------------------------
                                                        JANUARY 3,   JANUARY 4,   DECEMBER 29,   DECEMBER 30,   JANUARY 1,
                                                           2004       2003(1)         2001           2000          2000
                                                           ----       -------         ----           ----          ----
INCOME STATEMENT DATA:
   Net sales..........................................   $325,337     $365,445      $331,105       $302,985      $251,364
   Cost of products sold..............................    255,202      285,493       260,746        234,859       202,503
                                                         --------     --------      --------       --------      --------
   Gross profit.......................................     70,135       79,952        70,359         68,126        48,861
   Selling, general and administrative expenses.......     55,334       56,885        50,532         46,450        40,591
   Non-recurring charge (income)(4)...................     (1,426)           0           800              0             0
                                                         --------     --------      --------       --------      --------
   Operating income...................................     16,227       23,067        19,027         21,676         8,270
   Other expenses (income):
       Interest expense...............................      3,887        4,633         4,111          4,850         5,127
       Other, net.....................................         51           91            10            (13)          (46)
                                                         --------     --------      --------       --------      --------
   Income before provision for income taxes...........     12,289       18,343        14,906         16,839         3,189
   Provision for income taxes.........................      4,350        6,787         5,358          5,894         1,116
                                                         --------     --------      --------       --------      --------
   Net income.........................................   $  7,939     $ 11,556      $  9,548       $ 10,945      $  2,073
                                                         --------     --------      --------       --------      --------
   Earnings per common share(2) -- basic..............   $   0.48     $   0.72      $   0.61       $   0.70      $   0.13
                                                         --------     --------      --------       --------      --------
   Earnings per common share(2) -- diluted............   $   0.47     $   0.69      $   0.58       $   0.68      $   0.13
                                                         --------     --------      --------       --------      --------
   Dividends per common share.........................   $   0.10     $     --      $     --       $     --      $     --
                                                         --------     --------      --------       --------      --------
   Weighted average shares outstanding(2) -- basic....     16,671       16,022        15,762         15,705        15,664
                                                         --------     --------      --------       --------      --------
   Weighted average shares outstanding(2) --diluted...     16,958       16,847        16,493         16,203        16,081
                                                         --------     --------      --------       --------      --------
SELECTED OPERATING DATA:
   Depreciation and amortization......................   $ 19,470     $ 17,826      $ 15,419       $ 13,991      $ 13,202
   Net capital expenditures(3)........................      7,921       32,094        32,644         17,143        19,030
   Unit volume (in yards).............................     56,132       63,847        56,718         53,380        48,036
   Weighted average gross sales price per yard........   $   5.66     $   5.57      $   5.51       $   5.30      $   4.84
BALANCE SHEET DATA:
   Working capital....................................   $ 74,168     $ 74,808      $ 72,598       $ 66,538      $ 63,034
   Total assets.......................................    276,278      288,686       273,684        246,036       237,482
   Long-term debt, net of current portion, and
     capitalized leases...............................     40,000       61,200        63,500         53,397        61,672
   Stockholders' equity...............................   $169,505     $161,805      $148,503       $138,333      $127,278

---------

(1) The fiscal year ended January 4, 2003 was a 53-week period.

(2) Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year.

(3) Net capital expenditures reflects assets acquired by purchase and capital lease.

(4) In the fiscal year ended January 3, 2004, income resulted from a settlement of a tariff dispute with the Mexican tax authorities. In the fiscal year ended December 29, 2001, the charge was for costs incurred related to a potential acquisition which was not completed. See Note 11 to the Consolidated Financial Statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                              JANUARY 3,    January 4,
                                                                 2004          2003
                                                                 ----          ----
ASSETS
Current assets:
    Cash and cash equivalents...............................   $  5,591      $  1,098
    Accounts receivable, less reserves of $2,089 and $1,826
      at January 3, 2004 and January 4, 2003,
      respectively..........................................     44,374        42,346
    Inventories.............................................     43,987        50,407
    Prepaid and deferred income taxes.......................      1,038         4,080
    Production supplies.....................................      1,727         1,634
    Prepaid insurance.......................................      2,132         2,130
    Other current assets....................................      7,842         6,250
                                                               --------      --------
        Total current assets................................    106,691       107,945
Property, plant and equipment, net..........................    162,293       173,790
Other assets:
    Goodwill, net...........................................      5,432         5,432
    Other assets............................................      1,862         1,519
                                                               --------      --------
        Total assets........................................   $276,278      $288,686
                                                               --------      --------
                                                               --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of debt.................................   $  5,000      $  5,000
    Accounts payable........................................     14,386        15,559
    Accrued expenses........................................     13,137        12,578
                                                               --------      --------
        Total current liabilities...........................     32,523        33,137
Long-term debt..............................................     40,000        61,200
Deferred income taxes.......................................     31,634        30,643
Other long-term liabilities.................................      2,616         1,901
Commitments and contingencies (Note 7)......................         --            --
Redeemable preferred stock:
    Series A convertible $0.01 par value per share,
      liquidation preference $1,000 per share, 50,000 shares
      authorized, none issued...............................         --            --
Stockholders' equity:
    Common stock, $0.01 par value per share, 40,000,000
      shares authorized; 16,795,818 and 16,146,026 shares
      issued and outstanding at January 3, 2004 and
      January 4, 2003, respectively.........................        168           161
    Additional paid-in capital..............................     88,870        87,668
    Unearned compensation...................................       (695)         (901)
    Retained earnings.......................................     83,228        76,964
    Other accumulated comprehensive loss....................     (2,066)       (2,087)
                                                               --------      --------
        Total stockholders' equity..........................    169,505       161,805
                                                               --------      --------
        Total liabilities and stockholders' equity..........   $276,278      $288,686
                                                               --------      --------
                                                               --------      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                              JANUARY 3,   January 4,   December 29,
                                                                 2004         2003          2001
                                                                 ----         ----          ----
Net sales...................................................   $325,337     $365,445      $331,105
Cost of products sold.......................................    255,202      285,493       260,746
                                                               --------     --------      --------
Gross profit................................................     70,135       79,952        70,359
Selling, general and administrative expenses................     55,334       56,885        50,532
Non-recurring charge (income) (Note 11).....................     (1,426)          --           800
                                                               --------     --------      --------
Operating income............................................     16,227       23,067        19,027
Other expenses:
    Interest expense........................................      3,887        4,633         4,111
    Other, net..............................................         51           91            10
                                                               --------     --------      --------
Income before provision for income taxes....................     12,289       18,343        14,906
Provision for income taxes..................................      4,350        6,787         5,358
                                                               --------     --------      --------
Net income..................................................   $  7,939     $ 11,556      $  9,548
                                                               --------     --------      --------
Earnings per common share -- basic..........................   $   0.48     $   0.72      $   0.61
                                                               --------     --------      --------
Earnings per common share -- diluted........................   $   0.47     $   0.69      $   0.58
                                                               --------     --------      --------
Weighted average shares outstanding -- basic................     16,671       16,022        15,762
                                                               --------     --------      --------
Weighted average shares outstanding -- diluted..............     16,958       16,847        16,493
                                                               --------     --------      --------

                              -------------------
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                              JANUARY 3,   January 4,   December 29,
                                                                 2004         2003          2001
                                                                 ----         ----          ----
Net income..................................................   $  7,939     $ 11,556      $  9,548
                                                               --------     --------      --------
Other comprehensive income (loss)
    Foreign currency translation adjustments................         21         (829)          106
    Unrealized gain (loss) on hedging instruments...........         --           35           (19)
                                                               --------     --------      --------
        Other comprehensive income (loss)...................         21         (794)           87
                                                               --------     --------      --------
Comprehensive income........................................   $  7,960     $ 10,762      $  9,635
                                                               --------     --------      --------
                                                               --------     --------      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                    ADDITIONAL                                 OTHER           TOTAL
                                  COMMON   COMMON    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                  SHARES   STOCK     CAPITAL     COMPENSATION   EARNINGS    GAIN (LOSS)       EQUITY
                                  ------   -----     -------     ------------   --------    -----------       ------
Balance, December 30, 2000......  15,717    $157     $83,696       $     --     $55,860       $(1,380)       $138,333
    Net income..................     --       --          --             --       9,548            --           9,548
    Proceeds from stock options
      exercised, including tax
      benefits..................     85        1         405             --          --            --             406
    Proceeds from employee stock
      purchase plan.............     23       --         129             --          --            --             129
    Foreign translation
      adjustment................     --       --          --             --          --           106             106
    Unrealized loss on hedging
      instruments...............     --       --          --             --          --           (19)            (19)
                                  ------    ----     -------       --------     -------       -------        --------
Balance, December 29, 2001......  15,825    $158     $84,230       $     --     $65,408       $(1,293)       $148,503
    Net income..................     --       --          --             --      11,556            --          11,556
    Proceeds from stock options
      exercised, including tax
      benefits..................    301        3       2,244             --          --            --           2,247
    Proceeds from employee stock
      purchase plan.............     20       --         162             --          --            --             162
    Unearned stock option
      compensation..............     --       --       1,032         (1,032)         --            --              --
    Amortization of unearned
      compensation..............     --       --          --            131          --            --             131
    Foreign translation
      adjustment................     --       --          --             --          --          (829)           (829)
    Unrealized gain on hedging
      instruments...............     --       --          --             --          --            35              35
                                  ------    ----     -------       --------     -------       -------        --------
Balance, January 4, 2003........  16,146    $161     $87,668       $   (901)    $76,964       $(2,087)       $161,805
    Net income..................     --       --          --             --       7,939            --           7,939
    Proceeds from stock options
      exercised, including tax
      benefits..................    621        7       1,043             --          --            --           1,050
    Proceeds from employee stock
      purchase plan.............     29       --         159             --          --            --             159
    Amortization of unearned
      compensation..............     --       --          --            206          --            --             206
    Foreign translation
      adjustment................     --       --          --             --          --            21              21
    Cash dividends ($0.10 per
      share)....................     --       --          --             --      (1,675)           --          (1,675)
                                  ------    ----     -------       --------     -------       -------        --------
BALANCE, JANUARY 3, 2004........  16,796    $168     $88,870       $   (695)    $83,228       $(2,066)       $169,505
                                  ------    ----     -------       --------     -------       -------        --------
                                  ------    ----     -------       --------     -------       -------        --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                              --------------------------------------
                                                              JANUARY 3,   January 4,   December 29,
                                                                 2004         2003          2001
                                                                 ----         ----          ----
Cash flows from operating activities:
    Net income..............................................   $  7,939     $ 11,556      $  9,548
    Adjustments to reconcile net income to net cash provided
      by operating activities --
      Depreciation and amortization.........................     19,470       17,826        15,419
      Amortization of unearned compensation.................        206          131            --
      Deferred income taxes.................................      1,752        4,737         2,472
      Tax benefit related to exercise of common stock
        options.............................................        429          879           194

    Changes in operating assets and liabilities --
      Accounts receivable...................................     (2,224)       5,901        (6,172)
      Inventories...........................................      6,501       (2,643)       (4,162)
      Prepaid expenses and other assets.....................        199       (3,607)          459
      Accounts payable and accrued expenses.................       (614)      (5,602)        5,987
      Other long-term liabilities...........................        715          (84)         (194)
                                                               --------     --------      --------
        Net cash provided by operating activities...........   $ 34,373     $ 29,094      $ 23,551
                                                               --------     --------      --------
Cash flows from investing activities:
    Purchases of property, plant and equipment..............     (7,921)     (32,094)      (32,644)
                                                               --------     --------      --------
Cash flows from financing activities:
    Change in revolving credit facility.....................    (16,200)      (2,300)       10,800
    Repayment of long-term debt.............................     (5,000)          --            --
    Repayments of capital lease obligations.................         --         (697)       (1,975)
    Proceeds from issuance of long-term debt................         --        5,000            --
    Capitalization of financing costs.......................         --         (130)           --
    Cash dividends..........................................     (1,675)
    Proceeds from exercise of common stock options and
      issuance of shares under the employee stock purchase
      plan..................................................        780        1,530           341
                                                               --------     --------      --------
        Net cash provided by (used in) financing
          activities........................................    (22,095)       3,403         9,166
Effect of exchange rates on cash............................        136           95            87
                                                               --------     --------      --------
Net increase in cash........................................      4,493          498           160
Cash and cash equivalents, beginning of period..............      1,098          600           440
                                                               --------     --------      --------
Cash and cash equivalents, end of period....................   $  5,591     $  1,098      $    600
                                                               --------     --------      --------

Supplemental disclosure of cash flow information:
    Cash paid for (received):
        Interest............................................   $  4,335     $  4,169      $  4,197
        Income taxes, net...................................   $ (1,697)    $  2,547      $  1,683

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

    (b) Fiscal Year. The Company's fiscal year ends on the Saturday nearest to January 1 of each year. The fiscal years ended December 29, 2001 and January 3, 2004 each contained 52 weeks, while the fiscal year ended January 4, 2003 contained 53 weeks.

    (c) Reclassifications. Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no impact on the Company's financial position or results of operations.

    (d) Revenue Recognition. Revenue is recognized from product sales when earned as required by generally accepted accounting principles and in accordance with SAB 101, 'Revenue Recognition in Financial Statements.' Revenues are recognized when product shipment has occurred. At that time, the price is fixed and determinable and collectability is reasonably assured, title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

    (e) Cash and cash equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments which are highly liquid in nature and have original maturities of three months or less.

    (f) Allowance for Doubtful Accounts and Sales Returns and Allowances. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among approximately 1,000 customers and no single customer represents more than 4.3% and 6.0% of the accounts receivable balance at January 3, 2004 and January 4, 2003, respectively.

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

    (g) Inventories. Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a FIFO basis. Cost for financial

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

reporting purposes is determined by the last-in, first-out (LIFO) method. Inventories consist of the following at January 3, 2004 and January 4, 2003:

                                                       JANUARY 3,    JANUARY 4,
                                                          2004          2003
                                                          ----          ----
Raw materials........................................   $19,714       $24,984
Work-in-process......................................     7,709         8,930
Finished goods.......................................    12,484        13,786
                                                        -------       -------
    Inventory at FIFO................................    39,907        47,700
LIFO adjustment......................................     4,080         2,707
                                                        -------       -------
    Inventory at LIFO................................   $43,987       $50,407
                                                        -------       -------
                                                        -------       -------

    LIFO inventory values are higher than FIFO costs because current manufacturing costs are lower than the older historical costs used to value inventory on a LIFO basis.

    During the year ended January 3, 2004, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the costs during 2003, the effect of which increased cost of goods sold by approximately $170 and decreased net income by approximately $110 or $0.01 per share.

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

    (h) Property, Plant and Equipment. Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on property and equipment on a straight-line basis over their estimated useful lives as follows:

Buildings and improvements..................................    32-39 years
Machinery and equipment.....................................     2-20 years
Furniture and fixtures......................................     5-10 years
Motor vehicles..............................................      4-5 years
Leasehold improvements......................................  Life of Lease

    Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset's cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations. Fully depreciated assets are removed from the accounts when they are no longer in use.

    (i) Impairment of Long-Lived Assets. The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment in accordance with Financial Accounting Standards Board ('FASB') Statement No. 144 ('SFAS No. 144'), 'Accounting for the Impairment or Disposal of Long-Lived Assets.' The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for any underperforming long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred.

    (j) Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill was historically amortized on a straight-line basis over 40 years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(SFAS) No. 142, 'Goodwill and Other Intangible Assets.' The Company has adopted the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to test all goodwill for impairment at least annually and to cease amortization of this asset. Amortization expense was approximately $193 for the period ended December 29, 2001. At January 3, 2004, the Company was not required to recognize any impairment.

    (k) Income Taxes. The Company accounts for income taxes under SFAS No. 109, 'Accounting for Income Taxes.' This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. In like manner, should management determine that the Company would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently. Management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

    (l) Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For diluted earnings per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                      JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                         2004         2003          2001
                                                         ----         ----          ----
Weighted average common shares outstanding..........    16,671       16,022        15,762
Dilutive potential common shares....................       287          825           731
                                                        ------       ------        ------
Weighted average common shares outstanding and
  dilutive potential common shares..................    16,958       16,847        16,493
Antidilutive options................................     1,673        1,395           996
                                                        ------       ------        ------
                                                        ------       ------        ------

    (m) Foreign Currency. The assets and liabilities of the Company's Mexican and Brazilian operations are translated at period-end exchange rates, and statement of income accounts are translated at weighted average exchange rates. The resulting translation adjustments are included in the consolidated balance sheet as a separate component of equity, 'Accumulated Other Comprehensive Loss,' and foreign currency transaction gains and losses are included with selling, general and administrative expenses in the consolidated statements of income.

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

    The Company enters into forward exchange contracts to hedge the fair value of foreign currency denominated intercompany accounts payable. The purpose of the Company's foreign currency hedging activities is to minimize, for a period of time, the unforeseen impact on the Company's results of operations of fluctuations in foreign exchange rates. At January 3, 2004, the Company had 22 forward contracts totaling $5,100, all maturing in less than 13 months, to exchange Brazilian reals and Mexican pesos for U.S. dollars. The Company has designated these contracts as fair value hedges intended to lock in the expected cash flows from the repayment of foreign currency denominated intercompany payables at the available forward rate at the inception of the contract. Changes in the fair value of the hedge instruments are recognized in earnings. At January 3, 2004, the fair value of these contracts resulted in a gain of $47.

    The Company also enters into forward exchange contracts to hedge the purchase of fixed assets denominated in foreign currencies. At January 3, 2004, the Company had two forward contracts for $135 to hedge the purchase of equipment denominated in a foreign currency. The Company has designated this hedge as a cash flow hedge intended to reduce the risk of currency fluctuations from the time of order through delivery of the equipment. The fair value of this contract is approximately zero as of January 3, 2004.

    These derivative financial instruments are for risk management purposes only and are not used for trading or speculative purposes.

    (n) Use of Estimates in the Preparation of Financial Statements. The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of income taxes, inventory reserves, accounts receivable reserves, and self insurance reserves.

    (o) Self-Insurance Reserves. The Company is self-insured for workers' compensation and medical insurance. Quaker has purchased stop loss coverage for both types of risks in order to minimize the effect of a catastrophic level of claims. At the end of each accounting period, the reserves for incurred but not reported claims must be evaluated. Management evaluates claims experience on a regular basis in consultation with the Company's insurance advisors and makes adjustments to these reserves as required. Significant management judgments and estimates must be made and used in connection with evaluating the adequacy of self-insurance reserves. Material differences may result in the amount and timing of these costs for any period if management makes different judgments or uses different estimates.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    (p) Fair Value of Financial Instruments. The Company's financial instruments mainly consist of cash, accounts receivable, accounts payable, foreign currency financial instruments and long term debt. The carrying amounts of these financial instruments as of January 3, 2004 approximate their fair values due to the short term nature and terms of these instruments, and also the rates available to the Company for debt and foreign currency financial instruments with similar terms and remaining maturities.

    (q) Shipping and Handling Costs. The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force (EITF) Issue 00-10, 'Accounting for Shipping and Handling Fees and Costs' (EITF 00-10). In accordance with this guidance, the Company records shipping and handling costs billed to customers as a component of revenue. Shipping and handling costs, which are included in cost of goods sold are not significant and therefore not separately disclosed.

    (r) Recently Issued Accounting Standards. In January 2003, the FASB issued Interpretation No. 46 ('FIN 46'), 'Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ('ARB') No. 51 ('ARB 51').' FIN 46 provides guidance that determines (1) whether consolidation is required or, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and determined that this interpretation will have no effect on its consolidated financial statements.

    In June 2002, the FASB issued Statement No. 146 ('SFAS 146'), 'Accounting for Costs Associated with Exit or Disposal Activities.' This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3
('EITF 94-3'), 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).' The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

    (s) Stock option plans. As more fully described in Note 8, the Company has stock option plans in effect that provide for the grant of non-qualified stock options to directors, officers and employees of the Company. The Company applies APB Opinion 25, 'Accounting for Stock Issued to Employees,' and related interpretations in accounting for its stock option plans. The exercise price of stock options, set at the time of grant, is not less than the fair market value per share at the date of grant. Options have a term of 10 years and generally vest after 5 years.

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

                                                        FISCAL YEAR ENDED
                                              --------------------------------------
                                              JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                 2004         2003          2001
                                                 ----         ----          ----
Net income, as reported.....................   $ 7,939      $ 11,556      $  9,548
Add: Stock-based employee compensation
  expense included in net income, net of
  related tax effects.......................       136            83            --
Less: Stock-based employee compensation
  expense determined under Black-Scholes
  option pricing model, net of related tax
  effects...................................     1,056           889           919
                                               -------      --------      --------
Pro forma net income:.......................   $ 7,019      $ 10,750      $  8,629
                                               -------      --------      --------
                                               -------      --------      --------
Earnings per common share -- basic
    As reported.............................   $  0.48      $   0.72      $   0.61
    Pro forma...............................   $  0.42      $   0.67      $   0.55
Earnings per common share -- diluted
    As reported.............................   $  0.47      $   0.69      $   0.58
    Pro forma...............................   $  0.41      $   0.64      $   0.52

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                       JANUARY 3,    JANUARY 4,
                                                          2004          2003
                                                          ----          ----
Land.................................................   $  4,280      $  4,280
Buildings and improvements...........................     34,096        32,704
Leasehold improvements...............................      5,120         5,122
Machinery and equipment..............................    238,320       232,423
Furniture and fixtures...............................      2,206         2,192
Motor vehicles.......................................        169           169
Construction in progress.............................        506           898
                                                        --------      --------
                                                         284,697       277,788
Less -- Accumulated depreciation and amortization....    122,404       103,998
                                                        --------      --------
                                                        $162,293      $173,790
                                                        --------      --------
                                                        --------      --------

    Depreciation and amortization expense related to property, plant and equipment for the years ending January 3, 2004, January 4, 2003 and December 29, 2001 was $19,418, $17,723 and $15,154, respectively.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                          JANUARY 3,   JANUARY 4,
                                                             2004         2003
                                                             ----         ----
Payroll and fringe benefits.............................   $ 2,160      $ 2,897
Workers' compensation...................................     3,100        3,575
Vacation................................................     2,595        2,580
Medical insurance.......................................     1,100          900
Interest................................................       837        1,285
Other...................................................     3,345        1,341
                                                           -------      -------
                                                           $13,137      $12,578
                                                           -------      -------
                                                           -------      -------

5. DEBT

    Debt consists of the following:

                                                          JANUARY 3,   JANUARY 4,
                                                             2004         2003
                                                             ----         ----
7.18% Senior Notes......................................   $30,000      $30,000
7.09% Senior Notes......................................    10,000       15,000
7.56% Series A Notes....................................     5,000        5,000
Credit Agreement........................................        --       16,200
                                                           -------      -------
                                                            45,000       66,200
                                                           -------      -------
Less: current portion of debt...........................     5,000        5,000
                                                           -------      -------
                                                           $40,000      $61,200
                                                           -------      -------
                                                           -------      -------

    On October 10, 1997, the Company issued $30,000 of 7.18% Senior Notes and $15,000 of 7.09% Senior Notes (the 'Senior Notes'). The Senior Notes are unsecured and bear interest at fixed rates of 7.18% and 7.09%, payable semiannually. The Senior Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. On February 14, 2002, the Company issued $5,000 of 7.56% Series A Notes (the 'Series A Notes'). The Series A Notes are unsecured and bear interest at a fixed interest rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. In addition and also on February 14, 2002, the Company entered into a $45,000 non-committed Shelf Note agreement with an insurance company pursuant to which the Company may issue additional senior notes prior to February 14, 2005 with maturity dates of up to ten years. As of January 3, 2004, required principal payments are as follows:

                                             7.18% NOTE   7.09% NOTE   7.56% NOTE
                                             ----------   ----------   ----------
October 10, 2004...........................   $    --      $ 5,000      $    --
October 10, 2005...........................        --        5,000           --
October 10, 2006...........................    15,000           --           --
October 10, 2007...........................    15,000           --           --
February 14, 2009..........................        --           --        5,000
                                              -------      -------      -------
                                              $30,000      $10,000      $ 5,000
                                              -------      -------      -------
                                              -------      -------      -------

    Under the terms of the unsecured credit facility (the 'Credit Agreement'), which was amended and restated on February 14, 2002, the Company may borrow up to $60,000 through January 31, 2007. Advances made under the Credit Agreement bear interest at either the prime rate plus 0.25% or the

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Eurodollar rate plus an 'Applicable Margin,' as determined by the Company. The Applicable Margin on advances is adjusted quarterly based on the Company's Leverage Ratio as defined in the Credit Agreement. The Applicable Margin for Eurodollar advances may range from 1.0% to 1.875%. The Company is also required to pay certain fees including a commitment fee which will vary based on the Company's Leverage Ratio. As of January 3, 2004, the commitment fee is 0.375%of the unused portion of the Credit Agreement which was $59,789, net of outstanding letters of credit of $211. Total commitment fees paid for the year ending January 3, 2004 were $162. As of January 3, 2004, the Company had $0 outstanding under the Credit Agreement. As of January 4, 2003, the Company had $16,200 outstanding under the Credit Agreement at an effective interest rate of 3.77%.

    The Company is required to comply with a number of affirmative and negative covenants under the Credit Agreement, the Senior Notes, and the Series A Notes. Among other things, the Credit Agreement, the Senior Notes and the Series A Notes require the Company to satisfy certain financial tests and ratios (including interest coverage ratios, leverage ratios, and net worth requirements). The Credit Agreement, the Senior Notes and the Series A Notes also impose limitations on the Company's ability to incur additional indebtedness, create certain liens, incur capital lease obligations, declare and pay dividends, make certain investments, and purchase, merge or consolidate with or into any other corporation. Under the most restrictive of these covenants, $3.8 million was available for the payment of dividends as of January 3, 2004. As of January 3, 2004, the Company is in compliance with all debt covenants.

    As of January 3, 2004, total debt principal payments for each of the next five fiscal years and thereafter are as follows:

2004.......................................................  $ 5,000
2005.......................................................    5,000
2006.......................................................   15,000
2007.......................................................   15,000
2008.......................................................       --
Thereafter.................................................    5,000
                                                             -------
                                                             $45,000
                                                             -------
                                                             -------

6. INCOME TAXES

    Income (loss) before provision for income taxes consists of:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                         2004         2003          2001
                                                         ----         ----          ----
Domestic............................................   $10,776      $18,008       $15,193
Foreign.............................................     1,513          335          (287)
                                                       -------      -------       -------
                                                       $12,289      $18,343       $14,906
                                                       -------      -------       -------
                                                       -------      -------       -------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The following is a summary of the provision (benefit) for income taxes:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                         2004         2003          2001
                                                         ----         ----          ----
Federal
    Current.........................................    $1,884       $1,174        $2,235
    Deferred........................................     1,602        4,774         2,265
                                                        ------       ------        ------
                                                         3,486        5,948         4,500
                                                        ------       ------        ------
State
    Current.........................................       456          673           565
    Deferred........................................       120           49           130
                                                        ------       ------        ------
                                                           576          722           695
                                                        ------       ------        ------
Foreign
    Current.........................................       258          203            86
    Deferred........................................        30          (86)           77
                                                        ------       ------        ------
                                                           288          117           163
                                                        ------       ------        ------
                                                        $4,350       $6,787        $5,358
                                                        ------       ------        ------
                                                        ------       ------        ------

    A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the amount reflected in the accompanying consolidated statements of income is as follows:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                         2004         2003          2001
                                                         ----         ----          ----
Provision for income taxes at statutory rate........    $4,301       $6,420        $5,217
Increase in taxes resulting from:
    Amortization of goodwill........................        --           --            67
    State and foreign income taxes, net of federal
      benefit.......................................       723          701           697
    Valuation allowance.............................        75          965           839
Decrease in taxes resulting from:
    State investment tax credits, net of federal
      provision.....................................      (223)      (1,119)         (978)
Extraterritorial income or foreign sales corporation
  benefit...........................................      (454)        (204)         (179)
Other...............................................       (72)          24          (305)
                                                        ------       ------        ------
                                                        $4,350       $6,787        $5,358
                                                        ------       ------        ------
                                                        ------       ------        ------

    The Company has approximately $7,300 of state investment tax credit carryforwards. These state tax credits have no expiration date, however, the timing and use of these credits is limited under applicable state income tax legislation. The Company has provided a valuation allowance for a portion of certain state tax credits that may not be realized.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The significant items comprising the deferred tax asset/liability are as follows:

                                                   JANUARY 3, 2004         JANUARY 4, 2003
                                                ---------------------   ---------------------
                                                CURRENT    LONG-TERM    CURRENT    LONG-TERM
                                                -------    ---------    -------    ---------
Assets:
    Tax credit carryforwards..................  $    --     $  4,722    $   680     $  4,756
    Receivable reserves.......................      706           --        626           --
    Accrued fringe benefits and workers'
      compensation............................      941        1,127        935        1,300
    Foreign net operating loss................       --          173         --          143
    Deferred compensation.....................       --          140         --          160
    Other.....................................      170          973        281        1,256
                                                -------     --------    -------     --------
        Total assets..........................    1,817        7,135      2,522        7,615
        Valuation allowance...................       --       (3,722)        --       (3,755)
                                                -------     --------    -------     --------
        Total assets, net of valuation
          allowance...........................    1,817        3,413      2,522        3,860
                                                -------     --------    -------     --------
Liabilities:
    Property basis differences................       --      (35,047)        --      (34,503)
    Inventory basis differences...............   (1,135)          --     (1,002)          --
                                                -------     --------    -------     --------
        Total liabilities.....................   (1,135)     (35,047)    (1,002)     (34,503)
                                                -------     --------    -------     --------
            Net assets (liabilities)..........  $   682     $(31,634)   $ 1,520     $(30,643)
                                                -------     --------    -------     --------
                                                -------     --------    -------     --------

7. COMMITMENTS AND CONTINGENCIES

    (a) Income Taxes. The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. The ultimate resolution of these actions is not expected to have a material impact on the results of operations or financial position of the Company. In addition, during the third quarter of 2003, the Company filed amended tax returns for these and subsequent years to claim approximately $3,500 of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

    (b) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

    (c) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses.
During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

control equipment at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900 over a three-year period, which began in 2003. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

    (d) Leases. The Company leases certain facilities and equipment under operating lease agreements expiring at various dates from the current year to the year 2010. As of January 3, 2004, the aggregate minimum future commitments under leases are as follows:

                                                            OPERATING
                                                             LEASES
                                                             ------
2004......................................................   $3,264
2005......................................................    2,885
2006......................................................    2,570
2007......................................................      695
2008......................................................      121
Thereafter................................................      119
                                                             ------
                                                             $9,654
                                                             ------
                                                             ------

    Rent expense for operating leases for the years ended January 3, 2004, January 4, 2003 and December 29, 2001 was $4,227, $3,903, and $3,331,
respectively.

    (e) Letters of Credit. In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. As of January 3, 2004, the Company had issued or agreed to issue letters of credit totaling $211.

    (f) Employment Contract and Change-in-Control Agreements. In March 2004, the Company's Board of Directors amended and restated the President and Chief Executive Officer's Employment Agreement (the Employment Agreement). The Employment Agreement provides for Mr. Liebenow to continue to serve as President and Chief Executive Officer of the Company on a full-time basis through March 12, 2008, subject to an automatic three-year extension, unless terminated by the Company upon one year's prior notice and provides for certain payments to be made to Mr. Liebenow following certain termination events occurring in connection with a change in control. The Employment Agreement provides for a base salary of $693, subject to such annual increases as may be determined by the Board of Directors, as well as certain benefits and reimbursement of expenses.

    If the Employment Agreement is terminated as the result of a termination without cause, Mr. Liebenow would be entitled to receive $2,080, plus the continuation of certain benefits. If the Employment Agreement is terminated as a result of a voluntary resignation, Mr. Liebenow would be entitled to receive $2,080, plus the continuation of certain benefits, provided he agrees not to engage in competition with the Company for a three year period following his termination date. If the Employment Agreement is terminated as the result of a termination for cause, Mr. Liebenow would be entitled to receive the continuation of certain benefits, plus payment of accrued, but unpaid, salary and benefits as of his termination date.

    During 1999, the Company also entered into change-in-control agreements with the Company's other corporate officers. These agreements provide certain benefits to the Company's other officers in the event their employment with the Company is terminated as a result of a change-in-control as defined. The maximum contingent liability related to the change-in-control agreements is approximately $3,000.

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

    Stock Option Activity. A summary of the Company's stock option activity is as follows:

                                                             FISCAL YEAR ENDED
                                     ------------------------------------------------------------------
                                          JANUARY 3,             JANUARY 4,            DECEMBER 30,
                                             2004                   2003                   2001
                                     --------------------   --------------------   --------------------
                                                 WEIGHTED               Weighted               Weighted
                                                   AVG.                   Avg.                   Avg.
                                     NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ------      -----      ------      -----      ------      -----
Options outstanding, beginning of
  year.............................    3,438      $6.14       3,047      $5.71       2,783      $5.28
Granted............................      535      $9.12         701      $7.33         356      $8.30
Exercised..........................     (621)     $1.00        (301)     $4.55         (85)     $2.43
Forfeited..........................     (134)     $7.38          (9)     $6.66          (7)     $4.61
Options outstanding, end of year...    3,218      $7.57       3,438      $6.14       3,047      $5.71
Options exercisable................    1,722      $7.65       1,972      $5.76       1,807      $5.15
Options available for grant........       93         --         464         --         132         --
Weighted average fair value per
  share of options granted.........       --      $5.13          --      $4.90          --      $4.80

    The following table summarizes information for options outstanding and exercisable at January 3, 2004:

                                               Weighted       Weighted                     Weighted
                                                Average        Average                      Average
                                   Options     Exercise       Remaining        Options     Exercise
Range of Prices                  Outstanding     Price     Life (in years)   Exercisable     Price
---------------                  -----------     -----     ---------------   -----------     -----
$          1.77................        51       $ 1.37           2.2               51       $ 1.37
$ 1.78 --  3.53................         2         2.75           2.2                2         2.75
$ 3.54 --  5.30................       598         4.26           6.5              374         4.27
$ 5.31 --  7.07................       812         6.48           7.9              329         6.06
$ 7.08 --  8.84................       727         8.07           6.8              443         7.92
$ 8.85 -- 10.60................       915         9.56           7.2              410        10.09
$12.37 -- 14.14................        30        13.00           4.6               30        13.00
$15.90 -- 17.67................        83        17.67           4.4               83        17.67
                                    -----       ------          ----            -----       ------
                                    3,218       $ 7.57           7.0            1,722       $ 7.65
                                    -----       ------          ----            -----       ------
                                    -----       ------          ----            -----       ------

    At its regular meeting in December 2001, the Company's Board of Directors granted options to purchase 160 shares of common stock at an exercise price of $8.30 per share to certain individuals subject to shareholder approval of an increase of 750 shares in the number of shares available for grant under the Plans. At the May 16, 2002 Annual Meeting, shareholder approval was received. Accordingly, the Company recorded an unearned compensation charge equal to the difference between the exercise price and the fair value on the date of shareholder approval of $1,032. During 2003 and 2002, the Company recognized $206 and $131 of amortization of unearned compensation, respectively.

    On December 12, 2003, pursuant to the terms of the Company's 1997 Stock Option Plan, the Company's Board of Directors granted to Mr. Liebenow, the Company's President and CEO, options covering 90,000 shares of Common Stock, 10,000 shares of which are subject to shareholder approval at the Company's Annual Meeting of Shareholders scheduled for May 21, 2004. This option grant vests

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

over a five year period, is exercisable for a period of ten years from the grant date, and has an exercise price of $9.12 per share, the fair market value of the Company's Common Stock on December 12, 2003.

    Accounting for Stock-Based Compensation. The Company discloses stock-based compensation information in accordance with SFAS 148 and SFAS 123. SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25. The Company has elected to continue to account for its stock option plans under APB 25 as well as to provide disclosure of stock based compensation as outlined in SFAS 123 as amended by SFAS 148. SFAS 123 requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. SFAS 123 does not apply to awards made prior to June 24, 1995, and so all pro forma disclosures include the effects of all options granted after June 24, 1995. Additional awards in future years are anticipated. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future expectations.

    Had compensation cost for awards granted in Fiscal 2003, Fiscal 2002 and Fiscal 2001 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income and earnings per common share would have been as follows:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                         2004         2003          2001
                                                         ----         ----          ----
Net income
    As reported.....................................    $7,939      $11,556        $9,548
    Pro forma.......................................    $7,019      $10,750        $8,629
Earnings per common share -- basic
    As reported.....................................    $ 0.48      $  0.72        $ 0.61
    Pro forma.......................................    $ 0.42      $  0.67        $ 0.55
Earnings per common share -- diluted
    As reported.....................................    $ 0.47      $  0.69        $ 0.58
    Pro forma.......................................    $ 0.41      $  0.64        $ 0.52

    Pro forma compensation expense for options is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

    The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 15, 1994. The assumptions used for stock option grants and employee stock purchase right grants were as follows:

                                                         FISCAL YEAR ENDED
                                               --------------------------------------
                                               JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                  2004         2003          2001
                                                  ----         ----          ----
Expected volatility..........................     60.0%        70.0%         50.0%
Risk-free interest rate......................      3.8%         4.5%          5.0%
Expected life of options.....................   7 YEARS      7 years       7 years
Expected dividends...........................      1.2%           --            --

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

    Gross foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                         2004         2003          2001
                                                         ----         ----          ----
North America (excluding USA).......................   $24,380      $30,347       $27,198
Middle East.........................................     5,564        7,321         3,315
South America.......................................     2,376        2,916         3,325
Europe..............................................     4,623        4,752         4,741
All other areas.....................................     3,607        3,493         3,678
                                                       -------      -------       -------
                                                       $40,550      $48,829       $42,257
                                                       -------      -------       -------
                                                       -------      -------       -------

    Gross sales by product category are as follows:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 3,   JANUARY 4,   DECEMBER 29,
                                                         2004         2003          2001
                                                         ----         ----          ----
Fabric..............................................   $317,849     $355,341      $312,289
Yarn................................................     10,790       15,907        23,217
                                                       --------     --------      --------
                                                       $328,639     $371,248      $335,506
                                                       --------     --------      --------
                                                       --------     --------      --------

    Gross sales do not include miscellaneous product sales or sales returns and allowances, all of which are components of Net Sales disclosed in the Income Statement.

10. EMPLOYEE BENEFIT PLANS
(reflects actual dollar and share amounts)

    The Company has established a 401(k) plan (the 401(k) Plan) for eligible employees of the Company who may contribute up to 15% of their annual salaries (up to $12,000 for 2003) to the 401(k) Plan. All contributions made by an employee are fully vested and are not subject to forfeiture. Each year the Company contributes on behalf of each participating employee an amount equal to 100% of the first $200 contributed by each employee and 25% of the next $800 contributed by such employee, for a maximum annual Company contribution of $400 per employee. The Company's matching contribution was $595,000, $586,000, and $483,000, in 2003, 2002, and 2001, respectively. An employee is fully vested in the contributions made by the Company upon his or her completion of five years of participation in the 401(k) Plan.

    Effective October 1, 1997, the Company established an Employee Stock Purchase Plan (the ESPP) under which a maximum of 100,000 shares of common stock may be purchased by eligible employees. All full-time employees of the Company, other than officers of the Company, are eligible to participate in the ESPP.

    The ESPP provides for quarterly 'purchase periods' within each of the Company's fiscal years. Shares are purchased through payroll deductions (of not less than 1% nor more than 10% of

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

compensation as defined, or up to a maximum of $10,000 in a designated dollar amount per year.) The purchase price for shares is 85% of the fair market value of the common stock at the date of purchase. For Fiscal Years 2003, 2002, and 2001 the Company issued 28,774 shares, 19,899 shares, and 22,984 shares respectively, under the Plan.

11. NON-RECURRING ITEMS

    In December 2003, the Company settled a tariff dispute with the Mexican tax authorities, receiving $1,426 net of legal fees. As a result, a non-recurring, pre-tax gain of $1,426 ($769 after-tax or $0.05 per diluted share) was recorded in the fourth quarter of 2003.

    In July 2001, the Company's negotiations with a potential acquisition target were terminated. Costs incurred related to this potential acquisition were $800. As a result, a non-recurring, pre-tax charge of $800 ($500 after-tax or $0.03 per diluted share) was recorded in the third quarter of Fiscal 2001.

12. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the results of operations for each of the quarters within the years ended January 3, 2004 and January 4, 2003.

                                                           FIRST    SECOND     THIRD    FOURTH
                          2003                            QUARTER   QUARTER   QUARTER   QUARTER
                          ----                            -------   -------   -------   -------
NET SALES...............................................  $90,225   $73,886   $80,765   $80,461
GROSS MARGIN............................................   18,967    14,485    17,843    18,840
OPERATING INCOME........................................    4,716     1,187     4,262     6,062
NET INCOME..............................................  $ 2,313   $   165   $ 2,177   $ 3,284
EARNINGS PER COMMON SHARE -- BASIC......................  $  0.14   $  0.01   $  0.13   $  0.20
EARNINGS PER COMMON SHARE -- DILUTED....................  $  0.14   $  0.01   $  0.13   $  0.19

                                                         First      Second     Third    Fourth
                         2002                           Quarter    Quarter    Quarter   Quarter
                         ----                           -------    -------    -------   -------
Net sales.............................................  $100,032   $101,931   $80,990   $82,492
Gross margin..........................................    22,600     23,128    16,045    18,179
Operating income......................................     8,103      8,241     3,639     3,084
Net income............................................  $  4,428   $  4,481   $ 1,492   $ 1,155
Earnings per common share -- basic....................  $   0.28   $   0.28   $  0.09   $  0.07
Earnings per common share -- diluted..................  $   0.26   $   0.26   $  0.09   $  0.07

---------

(1) All quarters in 2003 and 2002 were 13 weeks except for the fourth quarter of 2002 which contained 14 weeks.

(2) Earnings per common share for the quarters presented have each been calculated separately. Accordingly, quarterly amounts may not sum to the fiscal year amount presented.

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF QUAKER FABRIC CORPORATION:

In our opinion, the accompanying consolidated balance sheets as of January 3, 2004 and January 4, 2003 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Quaker Fabric Corporation and its subsidiaries (the Company) at January 3, 2004 and
January 4, 2003 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial statements of the Company as of December 29, 2001, were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those financial statements in their report dated February 4, 2002, except with respect to the matters discussed in
Note 5 of those financial statements, as to which the date was February 14, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 19, 2004

                         REPORT OF INDEPENDENT AUDITORS

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

GENERAL

    Overview. Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics and one of the largest producers of Jacquard upholstery fabrics in the world. The Company also manufactures specialty yarns, most of which are used in the production of the Company's fabric products. The balance is sold to manufacturers of craft yarns, home furnishings and other products.

    Overall demand levels in the upholstery fabric sector are a function of overall demand for household furniture, which is, in turn, affected by general economic conditions, population demographics, new household formations, consumer confidence and disposable income levels, sales of new and existing homes and interest rates.

    Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. Management believes that competition in the U.S. domestic market is likely to further intensify following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S. The Company's fabric products compete with other furniture coverings, including leather, suede, prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends. For example, leather furniture has enjoyed growing popularity over the past few years, to some extent at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures.

    During 2001, Quaker demonstrated outstanding top line results, particularly when compared to the performance of the furniture sector as a whole, achieving record revenues of $331.1 million for the year, up 9.3%, with net income of $9.5 million, new orders up 18.5%during the fourth quarter versus the comparable period of 2000, and a production backlog at the end of 2001 of $43.0 million.

    The Company's order rate remained strong going into 2002, and Quaker's 2002 revenues of $365.4 million and net income of $11.6 million both set new company records. During the first half of 2002, Quaker's revenues were running at an annualized rate of approximately $400.0 million, however, global economic conditions deteriorated as the year progressed, ultimately resulting in a weak fourth quarter, with domestic fabric sales down 8.9%for the quarter and yarn sales off significantly. The Company's backlog position at year-end was also down considerably from $43.0 million in 2001 to $26.1 million at the end of 2002, due to both significant reductions Quaker achieved in its delivery lead times and weakness in the Company's fourth quarter order rate. During 2002, Quaker also further strengthened its balance sheet, with the Company generating approximately $13.0 million of free cash flow during the fourth quarter, thereby allowing Quaker to reduce funded debt by approximately $13.3 million during the quarter.

    Global economic conditions remained relatively weak during 2003, resulting in a challenging business environment for Quaker, its suppliers and its customers. Net sales for the 52-week fiscal year ended January 3, 2004 of $325.3 million were down 11%, with net income of $7.9 million, down 31.3%, and diluted earnings per share of $0.47. A refund related to the favorable resolution of a foreign tariff dispute added $1.4 million of non-recurring income to fiscal 2003 pre-tax income, increasing diluted EPS for the year by 5 cents.

    Uncertainty surrounding the global economic and geopolitical environment continued to put pressure on the Company's fabric sales, with 2003 domestic fabric sales down 9.5%and export sales down 17%versus 2002. While the Company's 2003 yarn revenues were also down 32.2%, yarn sales for the fourth quarter of $3.1 million were up 11.6%versus the comparable period of 2002, primarily as a result of the steps taken during the year to strategically reposition that segment of the Company's business.

    Despite a drop of a little over $40.0 million in Quaker's 52-week revenues for the year compared to 2002's 53-week fiscal year, the Company's gross margin declined only 30 basis points, showing particular improvement in the fourth quarter. Quaker's operating margin, however, was down 130 basis points for the year, largely because of the ongoing costs associated with the strategic investments the Company has made over the past few years to build competitive advantage, particularly in the areas of research and development, product styling and design, and information and supply chain management. The 11% year-over-year decrease in the Company's revenues caused those investments to push up Quaker's 'SG&A as a percentage of revenues' results for the year and kept the Company from achieving its 'SG&A as a percentage of revenues' objectives. Management believes, however, that these investments will fuel Quaker's future growth as the economy improves.

    In addition, during 2003, Quaker reduced inventory, paid dividends for the first time, generated improved cash flows, and paid down debt -- ending the year with a net debt to total capitalization ratio of 18.9%, versus 28.7%at the end of 2002. As a result, the Company's balance sheet was further strengthened, positioning Quaker to continue responding quickly to new challenges and opportunities as they arise. Quaker's success during 2004 will, of course, depend, in part, on whether -- and to what degree -- macroeconomic conditions improve. And the Company will be continuing to follow trade patterns affecting the industry.

    Quarterly Operating Results. The following table sets forth certain unaudited condensed consolidated statements of income data for the eight fiscal quarters ended January 3, 2004, as well as certain data expressed as a percentage of the Company's total net sales for the periods indicated:

                                    FISCAL 2003                              FISCAL 2002
                       -------------------------------------   ---------------------------------------
                        FIRST    SECOND     THIRD    FOURTH     FIRST      SECOND     THIRD    FOURTH
                       QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    QUARTER   QUARTER
                       -------   -------   -------   -------   -------    -------    -------   -------
                                            (in thousands, except per share data)
Net sales............  $90,225   $73,886   $80,765   $80,461   $100,032   $101,931   $80,990   $82,492
Gross margin.........   18,967    14,485    17,843    18,840     22,600     23,128    16,045    18,179
Gross margin
  percentage.........    21.0%     19.6%     22.1%     23.4%      22.6%      22.7%     19.8%     22.0%
Operating income.....    4,716     1,187     4,262     6,062      8,103      8,241     3,639     3,084
Operating income
  percentage.........     5.2%      1.6%      5.3%      7.5%       8.1%       8.1%      4.5%      3.7%
Income before
  provision for
  income taxes.......    3,671        83     3,299     5,236      7,029      7,113     2,367     1,834
                       -------   -------   -------   -------   --------   --------   -------   -------
Net income...........  $ 2,313   $   165   $ 2,177   $ 3,284   $  4,428   $  4,481   $ 1,492   $ 1,155
                       -------   -------   -------   -------   --------   --------   -------   -------
                       -------   -------   -------   -------   --------   --------   -------   -------
Earnings per common
  share -- basic.....  $  0.14   $  0.01   $  0.13   $  0.20   $   0.28   $   0.28   $  0.09   $  0.07
                       -------   -------   -------   -------   --------   --------   -------   -------
                       -------   -------   -------   -------   --------   --------   -------   -------
Earnings per common
  share -- diluted...  $  0.14   $  0.01   $  0.13   $  0.19   $   0.26   $   0.26   $  0.09   $  0.07
                       -------   -------   -------   -------   --------   --------   -------   -------
                       -------   -------   -------   -------   --------   --------   -------   -------

---------

The data reflected in this table has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of such information when read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this report. Fiscal year 2003 contained 52 weeks while fiscal year 2002 was 53 weeks. The fourth quarters of fiscal years 2003 and 2002 contained 13 and 14 weeks, respectively.

                              -------------------

    The Company follows industry practice by closing its operating facilities for a one-to-two week period during July of each year. In 2002, this shutdown period, and the resulting effect on sales, occurred in the third fiscal quarter. In 2003, the shutdown period, and the resulting effect on sales, was split between the second and third fiscal quarters.

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

    Geographic Distribution of Fabric Sales. To develop markets for upholstery fabric outside the United States, the Company has placed substantial emphasis on building both direct exports from the United States as well as sales from its distribution centers in Mexico and Brazil. The following table sets forth certain information about the changes which have occurred in the geographic distribution of the Company's gross fabric sales since 2001:

                                                               FISCAL YEAR
                                  ---------------------------------------------------------------------
                                          2003                    2002                    2001
                                  ---------------------   ---------------------   ---------------------
                                             PERCENT OF              Percent of              Percent of
                                   AMOUNT      SALES       AMOUNT      SALES       AMOUNT      SALES
                                   ------      -----       ------      -----       ------      -----
                                                             (in thousands)
Gross fabric sales (dollars):
    Domestic sales..............  $277,299      87.2%     $306,512      86.3%     $270,032      86.5%
    Foreign sales(1)............    40,550      12.8%       48,829      13.7%       42,257      13.5%
                                  --------     -----      --------     -----      --------     -----
    Gross fabric sales..........  $317,849     100.0%     $355,341     100.0%     $312,289     100.0%
                                  --------     -----      --------     -----      --------     -----
                                  --------     -----      --------     -----      --------     -----

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS AND ALLOWANCES

    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among more than 1,000 customers and no single customer represents more than 4.3% and 6.0% of the accounts receivable balance at January 3, 2004 and January 4, 2003, respectively.

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

INVENTORIES

    Inventory is valued using the last-in, first-out (LIFO) method. Approximately 65%of finished goods are produced upon receipt of a firm order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months. A significant increase in demand for the Company's products could result in a short-term increase in manufacturing costs, including but not limited to overtime and other costs related to capacity constraints in certain areas of the Company. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, assumptions used in determining management's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Therefore, although every effort is made to ensure the accuracy of management's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and the Company's reported operating results.

SELF-INSURANCE RESERVES

    The Company is self-insured for workers' compensation and medical insurance. Quaker has purchased stop loss coverage for both types of risks in order to minimize the effect of a catastrophic level of claims. At the end of each accounting period, the reserves for incurred but not reported claims must be evaluated. Management evaluates claims experience on a regular basis in consultation with the Company's insurance advisors and makes adjustments to these reserves. Significant management judgments and estimates must be made and used in connection with evaluating the adequacy of self-insurance reserves. Material differences may result in the amount and timing of these costs for any period if management makes different judgments or uses different estimates.

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

INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109, 'Accounting for Income Taxes.' This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that the Company would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently. Management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

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

    In December 2002, the FASB issued Statement No. 148 ('SFAS 148'), 'Accounting for Stock-Based Compensation.' SFAS 148 amends FASB Statement
No. 123 ('SFAS 123'), 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for an entity that voluntarily adopts the accounting provisions of SFAS 123. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for stock option plans under Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' as well as to provide disclosure of stock based compensation as outlined in SFAS 123, as amended by SFAS 148.

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

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

    Net Sales. Net sales for 2003 decreased $40.1 million, or 11.0%, to $325.3 million from $365.4 million in 2002. Gross fabric sales decreased due to decreases in both domestic and foreign fabric sales. Gross fabric sales within the United States decreased 9.5%, to $277.3 million in 2003 from $306.5 million in 2002, as a result of increased competition from leather and poor macroeconomic conditions for much of the year, particularly in the furniture sector. Foreign sales decreased 17.0%, to $40.6 million in 2003 from $48.8 million in 2002. This decrease in foreign sales was due primarily to lower sales in Mexico, Canada and the Middle East. In Mexico, where the Company competes primarily with Mexican fabric mills, weakness in the Mexican peso versus the U.S. dollar caused the Company to be at a competitive disadvantage vis a vis Mexican domestic mills for much of Fiscal 2003. A significant portion of furniture manufactured in Canada is actually sold in the United States. As a result of a strong Canadian dollar during Fiscal 2003, Canadian furniture sales into the United States declined, reducing demand for the Company's upholstery fabric in Canada. The political climate in the Middle East during 2003 negatively impacted sales into that region. Gross yarn sales decreased 32.2%, to $10.8 million in 2003 from $15.9 million in 2002.

    The gross volume of fabric sold decreased 12.1%, to 56.1 million yards in 2003 from 63.8 million yards in 2002. The weighted average gross sales price per yard increased 1.6%, to $5.66 in 2003 from $5.57 in 2002 as a result of product mix changes. The Company sold 15.1%fewer yards of middle to better-end fabrics and 6.7%fewer yards of promotional-end fabrics in 2003 than in 2002. The average gross sales price per yard of middle to better-end fabrics increased by 3.1%, to $6.63 in 2003 from $6.43 in 2002. The average gross sales price per yard of promotional-end fabrics increased by 2.0%, to $4.08 in 2003 from $4.00 in 2002.

    Gross Margin. The gross margin percentage for 2003 decreased to 21.6%as compared to 21.9%for 2002. Gross profit declined by $4.4 million due to lower production volumes resulting in higher fixed costs per unit. Also, total fixed costs increased by approximately $1.0 million in 2003 as compared to 2002 primarily due to an increase in depreciation expense. These higher unit costs were partially offset by improvements in manufacturing operating performance and raw material cost reductions.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $55.3 million in 2003 from $56.9 million in 2002. Selling, general and administrative expenses as a percentage of net sales were 17.0%and 15.6%in 2003 and 2002, respectively. The decrease in selling, general and administrative expenses was due to lower variable costs, such as sales commissions, resulting from lower sales. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

    Interest Expense, Net. Interest expense decreased to $3.9 million in 2003 from $4.6 million in 2002. Lower average levels of senior debt, and lower rates of interest were the primary reasons for the decrease.

    Effective Tax Rate. The Company's effective tax rate was 35.4%for 2003 and 37.0%for 2002. The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 37%for 2002 and the first quarter of 2003. In the second quarter of 2003, the Company adjusted the estimated annual effective tax rate for 2003 downward to 34%. This reduction in the tax rate is due to lower levels of projected income for 2003 reducing the effective statutory federal tax rate from 35% to approximately 34%and an increased estimated benefit to the tax rate from the Extraterritorial Income Exclusion. In the fourth quarter of 2003, the Company adjusted the annual effective tax rate to 35.4%. This increase was due to the tariff refund received from the Mexican tax authorities during the fourth quarter which was taxed at a higher rate. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

    The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. The ultimate resolution of these actions is not expected to have a material impact on the results of operations or financial position of the Company. In addition, during the third quarter, the Company filed amended tax returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit that will be ultimately realized, if any. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

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

    The gross volume of fabric sold increased 12.6%, to 63.8 million yards in 2002 from 56.7 million yards in 2001. The weighted average gross sales price per yard increased 1.1%, to $5.57 in 2002 from $5.51 in 2001. The Company sold 2.6% more yards of middle to better-end fabrics and 36.6%more yards of promotional-end fabrics in 2002 than in 2001. The average gross sales price per yard of middle to better-end fabrics increased by 4.6%, to $6.43 in 2002 from $6.15 in 2001. The average gross sales price per yard of promotional-end fabrics increased by 1.3%, to $4.00 in 2002 from $3.95 in 2001.

    Gross Margin. The gross margin percentage for 2002 increased to 21.9%as compared to 21.2%for 2001. Improvements in raw material yields on a per unit basis accounted for approximately $8.4 million in cost reductions compared to the prior year. Increased manufacturing capacity resulted in a drop in the Company's overtime requirements, reducing overtime costs by approximately $1.1 million. Distribution of revenues among the fiscal quarters also affects the incurrence of overtime. In 2002 record sales during the first half of the year resulted in significant overtime costs, while less overtime was incurred during the second half of the year because of lower demand for the Company's products. The production of second quality fabric increased during 2002, offsetting these margin improvements by approximately $2.4 million and fixed overhead costs increased by approximately $8.5 million as compared to 2001. All other variable costs increased by approximately $1.0 million.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $56.9 million in 2002 from $50.5 million in 2001. Selling, general and administrative expenses as a percentage of net sales were 15.6%and 15.3%in 2002 and 2001, respectively. The increase in selling, general and administrative expenses was due to higher variable costs, such as sales commissions, resulting from higher sales. Additionally, labor and related costs and sampling expenses were each up $2.2 million as compared to 2001.

    Interest Expense, Net. Interest expense increased to $4.6 million in 2002 from $4.1 million in 2001. Higher average levels of senior debt, partially offset by lower rates of interest were the primary reasons for the increase.

    Effective Tax Rate. The Company's effective tax rate was 37.0%for 2002 and 36.0%for 2001. The effective income tax rate is lower than the combined federal and state statutory rates due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level. The effective tax rate increased in 2002 principally due to lower federal tax credits. See Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report. Based upon existing tax laws and our operating plans for 2003, we anticipate the effective tax rate will be similar to 2002.

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

    The primary source of the Company's liquidity and capital resources has been operating cash flow. The Company's net cash provided by operating activities was $34.5 million, $29.1 million and $23.6 million in 2003, 2002 and 2001 respectively. As necessary, the Company supplements its operating cash flow with borrowings. Net borrowings (repayments) were ($21.2 million) in 2003, $2.0 million in 2002 and $8.8 million in 2001.

    Capital expenditures in 2003, 2002, and 2001 were $7.9 million, $32.1 million, and $32.6 million respectively. Capital expenditures during 2003 were funded by operating cash flow and borrowings. Management anticipates that capital expenditures for new projects will total approximately $14.8 million in 2004, consisting principally of $8.7 million for various manufacturing equipment, $2.7 million for IT projects and $3.4 million for various other capital projects. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditure and working capital needs for the foreseeable future.

    As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997. The Senior Notes bear interest at a fixed rate of 7.09%on $15.0 million and 7.18%on $30.0 million. Annual principal payments begin on October 10, 2003 with a final payment due October 10, 2007. The $5.0 million due October 10, 2003 was paid.

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

    The Company also has a $60.0 million unsecured Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of January 3, 2004, the Company had no loan outstanding under the Credit Agreement and unused availability of $59.8 million. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

    The following table sets forth contractual obligations and commitments due as of January 3, 2004:

                                                  PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                          -----------------------------------------------------
                                                    LESS THAN                            AFTER
        CONTRACTUAL OBLIGATIONS            TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
        -----------------------            -----     ------     ---------   ---------   -------
Long-Term Debt..........................  $45,000    $5,000      $20,000     $15,000    $5,000
Operating Leases........................    9,654     3,264        5,455         816       119
Letters of Credit.......................      211       211           --          --        --
                                          -------    ------      -------     -------    ------
    Total Contractual Cash
      Obligations.......................  $54,865    $8,475      $25,455     $15,816    $5,119
                                          -------    ------      -------     -------    ------
                                          -------    ------      -------     -------    ------

    The Company has historically not paid dividends, instead using earnings to fund strategic investments and capital equipment requirements. No dividends were paid on the Company's common stock prior to fiscal year 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial condition and other factors deemed relevant by the Board. In 2003, the Company paid cash dividends of $1,675 or $0.10 per common share. On February 19, 2004, the Board of Directors declared a cash dividend of $0.03 per common share payable on March 19, 2004 to shareholders of record on March 5, 2004.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words 'may,' 'will,' 'expect,' 'anticipate,' 'continue,' 'estimate,' 'project,' 'intend,' 'designed' and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN CURRENCY RISK

    Approximately 3.0%of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

    At January 3, 2004, the Company had the following significant derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                                  NOTIONAL     WEIGHTED
                                                 AMOUNT IN     AVERAGE      NOTIONAL
                                                   LOCAL       CONTRACT    AMOUNT IN       FAIR
      TYPE OF INSTRUMENT           CURRENCY       CURRENCY       RATE     U.S. DOLLARS    VALUE       MATURITY
      ------------------           --------       --------       ----     ------------    -----       --------
Forward Contract..............  Mexican Peso    52.0 million    11.24     $4.6 million   $ 67,000    January 2005
Forward Contract..............  Brazilian Real   1.6 million     3.08     $0.5 million   $(20,000)       May 2004

    The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10%strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in approximately a $0.5 million unrealized gain; whereas a 10%weakening of the U.S. dollar would result in approximately a $0.6 million unrealized loss.

INTEREST RATE RISK

    All of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

    Using a scenario analysis, the Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at January 3, 2004 and has determined that such a rate change would not have a material impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required under Item 8 is included in Item 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (a) Previous independent accountants

        (i) On June 14, 2002, the Audit Committee of the Board of Directors of the Company dismissed its independent auditors, Arthur Andersen LLP ('Andersen'). The Company's Audit Committee is responsible for the selection and replacement of the Company's independent auditors.

        (ii) The reports of Andersen on the financial statements for the two fiscal years immediately prior to the dismissal contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

        (iii) In connection with its audits for the two fiscal years immediately prior to the dismissal and through June 14, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Andersen would have caused them to make reference thereto in their report on the financial statements for such years.

        (iv) During the two fiscal years immediately prior to the dismissal and through June 14, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

        (v) Andersen furnished the Company with a letter, dated June 17, 2002 and addressed to the Securities and Exchange Commission, which stated that it agreed with the above statements. A copy of the letter was filed as an exhibit to the Form 8-K filed by the Company on June 19, 2002 to report that the Audit Committee of the Board of Directors of the Company had dismissed Andersen as its independent auditors and engaged PricewaterhouseCoopers LLP ('PWC') to act as its new independent auditors as of June 14, 2002.

    (b) New independent accountants

        (i) The Company engaged PWC as its new independent auditors as of June 14, 2002. During the two fiscal years immediately prior to the engagement and through June 14, 2002, the Company had not consulted with PWC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by PWC which PWC concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or
    (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

    Disclosure controls and procedures have been established to ensure that material information relating to the Company is made known to management, including the Company's Chief Executive Officer and Chief Financial Officer, and the Board of Directors.

    Based on their evaluation of January 3, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15[c] and 15d-15[e] under the Securities and Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

    There have been no changes in the Company's internal controls over financial reporting or in other factors which could materially affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders (the 'Proxy Statement') to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this item will be included in the Proxy Statement to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Form 10-K

(i) Financial Statements

    Consolidated Balance Sheets -- January 3, 2004 and January 4, 2003

   Consolidated Statements of Income -- For the years ended January 3, 2004, January 4, 2003 and December 29, 2001

   Consolidated Statements of Comprehensive Income -- For the years ended January 3, 2004, January 4, 2003 and December 29, 2001

   Consolidated Statements of Changes in Stockholders' Equity -- For the years ended January 3, 2004, January 4, 2003, and December 29, 2001

   Consolidated Statements of Cash Flows -- For the years ended January 3, 2004, January 4, 2003 and December 29, 2001

   Notes to Consolidated Financial Statements

   Report of Independent Public Auditors

(ii) Financial Statement Schedules

    The following financial statement schedule of the Company included herein should be read in conjunction with the audited financial statements incorporated by reference in this Form 10-K.

    Schedule II -- Valuation and Qualifying Accounts

    Report of Independent Auditors on Financial Statement Schedule.

    All other schedules for the Company are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K on October 23, 2003, in which the Company furnished a press release announcing its third quarter results for the period ending October 4, 2003.

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

10.38 -- Software Licensing Agreement, dated March 19, 1993, between the Company as Licensee and Sophis U.S.A., Inc.(1)
10.39 -- Quaker Fabric Corporation 1993 Stock Option Plan and Form of Option Agreement thereunder.(1)
10.40  -- Option to Purchase Common Stock issued to Nortex
          Holdings, Inc., effective April 13, 1993.(1)
10.41  -- Amendment No. 1, dated as of October 25, 1993, to
          Shareholders Agreement, dated March 12, 1993, by and among the Company, Nortex Holdings, Inc., MLGA Fund II, L.P.,
          MLGAL Partners, W. Wallace McDowell, Jr., William Ughetta, and Ira Starr.(1)]
10.42 -- Quaker Fabric Corporation Deferred Compensation Plan and related Trust Agreement.(2)
10.43  -- Form of Split Dollar Agreement with Senior Officers.(2)
10.44 -- Credit Agreement, dated as of June 29, 1994, by and among the Company, The First National Bank of Boston, and
          Continental Bank, N.A.(3)
10.45 -- Equipment Schedule No. 5, dated as of September 14, 1994, to Master Lease Agreement, dated as of May 5, 1993, between QFR and the CIT Group/Equipment Financing, Inc.(4)
10.46  -- Commission and Sales Agreement, dated as of April 25,
          1994, between QFR and Quaker Fabric Foreign Sales
          Corporation.(4)
10.47 -- Stock Option Agreement, dated as of July 28, 1995, between the Company and Eriberto R. Scocimara.(5)
10.48  -- Amended and Restated Credit Agreement, dated December 18,
          1995, among the Company, QFR, Quaker Textile Corporation,
          Quaker Fabric Mexico, S.A. de C.V., The First National
          Bank of Boston, and Fleet National Bank.(5)
10.49  -- Note Purchase and Private Shelf Agreement, dated December
          18, 1995, among the Company, Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
10.50 -- Guarantee Agreement, dated as of December 18, 1995, among the Company, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
10.51 -- Amendment Agreement No. 1, dated as of March 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker
          Textile Corporation, Quaker Fabric Mexico, S.A. de C.V.,
          The First National Bank of Boston, and Fleet National
          Bank.(5)
10.52  -- 1996 Stock Option Plan for Key Employees of QFR, dated
          April 26, 1996.(6)
10.53 -- Amendment Agreement No. 2, dated as of October 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de
          C.V., The First National Bank of Boston, and Fleet
          National Bank.(6)
10.54 -- Software License Agreement dated October 31, 1996 between the Company and System Software Associates Inc.(6)
10.55  -- Medical Expense Reimbursement Plan.(6)
10.56  -- High Point, North Carolina Warehouse Lease, dated April
          1, 1996 between QFR and C&M Investments of High Point,
          Inc.(6)
10.57 -- Standard Industrial Lease Agreement, dated May 10, 1996, between CIIF Associates II Limited Partnership and QFR.(6)
10.58 -- Rights Agreement dated March 4, 1997 between the Company and The First National Bank of Boston relating to the Company's Stockholder Rights Plan.(6)
10.59  -- 1997 Stock Option Plan.(6)
10.60  -- Amendment, dated as of February 24, 1997, to Employment
          Agreement between the Company and Larry A. Liebenow.(6)
10.61  -- Amendment No. 4, dated as of December 19, 1997 to the
          Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp.,
          Quaker Fabric Mexico, S.A. de C.V., the Company,
          BankBoston and Fleet National Bank.(7)
10.62  -- Employee Stock Purchase Plan, dated as of October 1,
          1997.(7)
10.63  -- Note Purchase Agreement dated October 10, 1997 among QFR,
          The Prudential Insurance Company of America, and Pruco
          Life Insurance Company.(7)

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

10.91   -- Amendment to the 1997 Stock Option Plan.(10)
10.92   -- Lease between Sayre A. Litchman and QFR, dated June 30,
           2000.(10)
10.93   -- Software License Agreement dated April 30, 2001 between
           QFR and SSA Global Technologies, Inc.(11)
10.94   -- Purchase and Sale Agreement, dated June 29, 2001, between
           QFR and Whaling Mfg. Co., Inc.(11)
10.95   -- High Point, North Carolina Warehouse Lease Extension
           Agreement, dated July 29, 2001, between QFR and Bresmiro
           Associates, LLC.(11)
10.96   -- Purchase and Sale Agreement, dated September 4, 2001,
           between QFR and Charles McAnsin Associates, LP.(11)
10.97   -- Los Angeles Warehouse First Amendment to Standard
           Industrial Lease Agreement, dated September 24, 2001,
           between QFR and CIIF Associates II, LP.(11)
10.98   -- Energy Supply Agreement, dated December 4, 2001, between
           QFR and Select Energy, Inc.(11)
10.99   -- Second Amended and Restated Credit Agreement, dated
           February 14, 2002, among QFR, Quaker Textile Corp., Quaker
           Fabric Mexico, S.A. de C.V., the Company, and Fleet
           National Bank.(11)
10.100  -- Note Purchase and Private Shelf Agreement, dated
           February 14, 2002, between QFR and The Prudential
           Insurance Company of America.(11)
10.101  -- Form of stock option agreement between the Company and outside directors, prior to participation in the 1997
           Stock Option Plan.(12)
10.102  -- Natural Gas Service Terms Agreement, dated May 20, 2002, between QFR and AllEnergy Gas and Electric Marketing
           Company, L.L.C.(12)
10.103  -- Form of extension of change in control agreement, dated
           December 13, 2002, between the Company, each of its vice
           presidents, and its controller.(12)
10.104  -- Form of indemnification agreement, dated December 13,
           2002, between the Company and each of its directors and
           officers.(12)
10.105  -- Software License Agreement dated December 31, 2002 between QFR and SPSS, Inc.(12)
10.106  -- Mexico City, Mexico Warehouse Lease, dated February 6,
           2003, between Quaker Fabric Mexico, S.A. de C.V. and Irene
           Font Byrom.(12)
10.107  -- Amendment No. 1 to Software License Agreement, dated
           February 24, 2003, between QFR and Adexa, Inc.(12)
*10.108 -- Amended and Restated Employment Agreement, dated as of
           March 17, 2004, between the Company and Larry A. Liebenow.
21      -- Subsidiaries.(5)
*23     -- Consent of PricewaterhouseCoopers LLP.
*31     -- Certificates of Chief Executive Officer and Chief
           Financial Officer pursuant to Securities and Exchange Act
           Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002 dated
           March 17, 2004.
*32     -- Certificate of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. section 1350 dated
           March 17, 2004.

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

 (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

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

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 2003.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2004.

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

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----
             /s/ LARRY A. LIEBENOW          Chief Executive Officer, President, and  March 17, 2004
 .........................................    Director
                (LARRY A. LIEBENOW)

                /s/ PAUL J. KELLY           Vice President -- Finance (Chief         March 17, 2004
 .........................................    Financial and Accounting Officer)
                   (PAUL J. KELLY)

                 /s/ SANGWOO AHN            Chairman of the Board                    March 17, 2004
 .........................................
                    (SANGWOO AHN)

               /s/ JERRY I. PORRAS          Director                                 March 17, 2004
 .........................................
                 (JERRY I. PORRAS)

          /s/ ERIBERTO R. SCOCIMARA         Director                                 March 17, 2004
 .........................................
             (ERIBERTO R. SCOCIMARA)

                                                                     SCHEDULE II

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED DECEMBER 29, 2001, JANUARY 4, 2003, AND JANUARY 3, 2004
                             (DOLLARS IN THOUSANDS)

                                                                                  NET
                                                     BALANCE AT   PROVISIONS   DEDUCTIONS    BALANCE
                                                     BEGINNING    CHARGED TO      FROM       AT END
                   DESCRIPTIONS                      OF PERIOD    OPERATIONS   ALLOWANCES   OF PERIOD
                   ------------                      ---------    ----------   ----------   ---------
Year Ended December 29, 2001
    Bad Debt Reserve...............................    $1,051       $1,019      $(1,621)     $  449
    Sales Returns & Allowances Reserve.............    $  822       $4,682      $(4,241)     $1,263

Year Ended January 4, 2003
    Bad Debt Reserve...............................    $  449       $  725      $  (546)     $  628
    Sales Returns & Allowances Reserve.............    $1,263       $5,848      $(5,913)     $1,198

Year Ended January 3, 2004
    Bad Debt Reserve...............................    $  628       $  497      $  (279)     $  846
    Sales Returns & Allowances Reserve.............    $1,198       $3,971      $(3,926)     $1,243

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Quaker Fabric Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 19, 2004 appearing in the 2003 Annual Report on Form 10-K of Quaker Fabric Corporation also included an audit of the financial statement schedule listed in Item 14(a)(ii) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The financial statement schedule of the Company as of and for the year ended December 29, 2001 was audited by other independent auditors who have ceased operations. Those independent auditors stated in a report dated February 4, 2002, that the schedule presented fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 2004

             REPORT OF INDEPENDENT PUBLIC AUDITORS ON SUPPLEMENTAL
               SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                                          /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2002

GENERAL INFORMATION

DIRECTORS

SANGWOO AHN, Chairman
Founding Partner
Morgan Lewis Githens & Ahn

LARRY A. LIEBENOW
President and CEO
Quaker Fabric Corporation

DR. JERRY I. PORRAS,
Lane Professor of Organizational
Behavior and Change, Emeritus
Graduate School of Business -- Stanford University

ERIBERTO R. SCOCIMARA
President and Chief Executive Officer
Hungarian-American Enterprise Fund

COMMITTEES

AUDIT COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara
STOCK OPTION COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

COMPENSATION COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

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

NORMAN J. STURDEVANT
Vice President and Chief
Information Officer

DUNCAN WHITEHEAD
Vice President
Research and Development

CORPORATE DATA

CORPORATE OFFICE
Quaker Fabric Corporation
941 Grinnell Street
Fall River, Massachusetts 02721
(508) 678-1951

ANNUAL MEETING
10:00 a.m., May 21, 2004
Quaker Fabric Corporation
1082 Davol Street
Fall River, Massachusetts 02720

TRANSFER AGENT AND REGISTRAR
Equiserve Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940-3010
(781) 575-3120
http://www.equiserve.com

NASDAQ: QFAB
INDEPENDENT AUDITORS
PricewaterhouseCoopers LLP
One International Place
Boston, Massachusetts 02110

LEGAL COUNSEL
Proskauer Rose LLP
1585 Broadway
New York, New York 10036



                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................................'TM'

The registered trademark symbol shall be expressed as........................'r'