Form 10-Q
period 2004-04-03
QUAKER FABRIC CORP /DE/
filed 2004-05-07
CIK 103341

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

     As of May 7, 2004, 16,819,818 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share information)

                                                                               April 3,    January 3,
                                                                                 2004         2004
                                                                             -----------   ----------
                                                                             (Unaudited)    (Audited)
ASSETS
Current assets:
      Cash and cash equivalents                                               $ 10,955      $  5,591
      Accounts receivable, less reserves of $2,304 and $2,089 at
         April 3, 2004 and January 3, 2004, respectively                        47,902        44,374
      Inventories                                                               47,294        43,987
      Prepaid and deferred income taxes                                          1,053         1,038
      Production supplies                                                        1,686         1,727
      Prepaid insurance                                                          1,710         2,132
      Other current assets                                                       6,964         7,842
                                                                              --------      --------
               Total current assets                                            117,564       106,691
Property, plant and equipment, net                                             160,287       162,293
Other assets:
      Goodwill                                                                   5,432         5,432
      Other assets                                                               1,857         1,862
                                                                              --------      --------
               Total assets                                                   $285,140      $276,278
                                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of debt                                                 $  5,000      $  5,000
      Accounts payable                                                          17,477        14,386
      Accrued expenses                                                          15,704        13,137
                                                                              --------      --------
            Total current liabilities                                           38,181        32,523
Long-term debt                                                                  40,000        40,000
Deferred income taxes                                                           32,663        31,634
Other long-term liabilities                                                      2,706         2,616
Commitments and contingencies (Note 5)
Redeemable preferred stock:
   Series A convertible, $0.01 par value per share, liquidation preference
      $1,000 per share, 50,000 shares authorized, none issued                       --            --
Stockholders' equity:
   Common stock, $0.01 par value per share, 40,000,000 shares authorized;
      16,814,668 and 16,795,818 shares issued and outstanding as of
      April 3, 2004 and January 3, 2004, respectively                              168           168
   Additional paid-in capital                                                   89,007        88,870
   Unearned compensation                                                          (643)         (695)
   Retained earnings                                                            85,162        83,228
   Other accumulated comprehensive loss                                         (2,104)       (2,066)
                                                                              --------      --------
      Total stockholders' equity                                               171,590       169,505
                                                                              --------      --------
      Total liabilities and stockholders' equity                              $285,140      $276,278
                                                                              ========      ========

The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                             Three Months Ended
                                                             ------------------
                                                              Apr. 3,   Apr. 5,
                                                                2004      2003
                                                              -------   -------
                                                                 (Unaudited)
Net sales                                                     $84,384   $90,225
Cost of products sold                                          65,689    71,258
                                                              -------   -------
Gross profit                                                   18,695    18,967
Selling, general and administrative expenses                   14,025    14,251
                                                              -------   -------
Operating income                                                4,670     4,716
Other expenses:
   Interest expense                                               847     1,069
   Other expenses (income)                                        (16)      (24)
                                                              -------   -------
Income before provision for income taxes                        3,839     3,671
Provision for income taxes                                      1,401     1,358
                                                              -------   -------
Net income                                                    $ 2,438   $ 2,313
                                                              =======   =======
Earnings per common share - basic                             $  0.15   $  0.14
                                                              =======   =======
Earnings per common share - diluted                           $  0.14   $  0.14
                                                              =======   =======
Dividends per common share                                    $ 0.030   $ 0.025
                                                              =======   =======
Weighted average shares outstanding - basic                    16,810    16,416
                                                              =======   =======
Weighted average shares outstanding - diluted                  17,307    16,764
                                                              =======   =======

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                              Three Months Ended
                                                              ------------------
                                                              Apr. 3,   Apr. 5,
                                                               2004      2003
                                                              -------   -------
                                                                  (Unaudited)
Net income                                                     $2,438    $2,313
                                                               ------    ------
Other comprehensive loss
   Foreign currency translation adjustments                        (3)      (35)
   Unrealized loss on hedging instruments                         (35)      (18)
                                                               ------    ------
      Other comprehensive loss                                    (38)      (53)
                                                               ------    ------
Comprehensive income                                           $2,400    $2,260
                                                               ======    ======

The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   Three Months Ended
                                                                   ------------------
                                                                    Apr. 3,   Apr. 5,
                                                                     2004       2003
                                                                   --------   -------
                                                                       (Unaudited)
Cash flows from operating activities:
   Net income                                                      $  2,438   $ 2,313
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Depreciation and amortization                                4,870     4,943
         Amortization of unearned compensation                           52        48
         Deferred income taxes                                        1,029       916
         Tax benefit related to exercise of common stock options         29       397
Changes in operating assets and liabilities:
   Accounts receivable                                               (3,515)   (6,384)
   Inventories                                                       (3,305)     (980)
   Prepaid expenses and other assets                                  1,318     2,292
   Accounts payable and accrued expenses                              5,658     4,129
   Other long-term liabilities                                           90        68
                                                                   --------   -------
         Net cash provided by operating activities                    8,664     7,742
                                                                   --------   -------
Cash flows from investing activities:
   Purchase of property, plant and equipment                         (2,851)   (1,882)
                                                                   --------   -------
Cash flows from financing activities:
   Change in revolving credit facility                                   --    (6,000)
   Proceeds from exercise of common stock options and
      issuance of shares under the employee stock purchase plan         108       491
   Cash dividends                                                      (504)     (417)
                                                                   --------   -------
         Net cash used in financing activities                         (396)   (5,926)
                                                                   --------   -------
Effect of exchange rates on cash                                        (53)       21
                                                                   --------   -------
Net increase (decrease) in cash                                       5,364       (45)
Cash and cash equivalents, beginning of period                        5,591     1,098
                                                                   --------   -------
Cash and cash equivalents, end of period                           $ 10,955   $ 1,053
                                                                   ========   =======

The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended April 3, 2004 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

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

                                                              Three Months Ended
                                                              ------------------
                                                               Apr. 3,   Apr. 5,
                                                                 2004      2003
                                                               -------   -------
                                                                 (In thousands)
Weighted average common shares outstanding                      16,810    16,416
Dilutive potential common shares                                   497       348
                                                                ------    ------
Weighted average common shares outstanding  and dilutive
   potential common shares                                      17,307    16,764
                                                                ======    ======
Antidilutive options                                               493     1,838
                                                                ======    ======

Note 2 - INVENTORIES

     Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a first-in, first-out (FIFO) basis. Cost for financial reporting purposes is determined using the last-in, first-out (LIFO) method.

     Inventories at April 3, 2004 and January 3, 2004 consisted of the following:

                                                           April 3,   January 3,
                                                             2004        2004
                                                           --------   ----------
Raw materials                                               $19,820     $19,714
Work-in-process                                               8,827       7,709
Finished goods                                               14,758      12,484
                                                            -------     -------
   Inventory at FIFO                                         43,405      39,907
LIFO adjustment                                               3,889       4,080
                                                            -------     -------
   Inventory at LIFO                                        $47,294     $43,987
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

     Net sales to unaffiliated customers by major geographical area were as follows:

                                                              Three Months Ended
                                                              ------------------
                                                               Apr. 3,   Apr. 5,
                                                                2004       2003
                                                              --------   -------
                                                                 (In thousands)
United States                                                  $75,238   $81,009
Canada                                                           3,441     3,720
Mexico                                                           2,338     2,422
Middle East                                                        689       453
South America                                                      678       596
Europe                                                           1,111     1,042
All Other                                                          889       983
                                                               -------   -------
                                                               $84,384   $90,225
                                                               =======   =======

                  Net sales by product category are as follows:

                                                              Three Months Ended
                                                              ------------------
                                                               Apr. 3,   Apr. 5,
                                                                 2004      2003
                                                               -------   -------
                                                                 (In thousands)
Fabric                                                         $77,960   $86,872
Yarn                                                             6,012     2,988
Other                                                              412       365
                                                               -------   -------
                                                               $84,384   $90,225
                                                               =======   =======

Note 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

     Accounting for Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for its employee stock option and employee stock purchase plans, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, the Company accounts for its employee stock options using the intrinsic value method. Under this method the Company does not recognize compensation expense on stock options granted to employees when the exercise price of each option is equal to the market price of the underlying stock on the date of the grant.

     The following pro forma information presents the Company's net income and basic and diluted net income per share for the three months ended April 3, 2004 and April 5, 2003 as if compensation cost had been measured under the fair value method of SFAS No. 123, "Accounting for Stock Based Employee Compensation," for the employee stock option and employee stock purchase plans. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options.

                                                             Three Months Ended
                                                             ------------------
                                                              Apr. 3,   Apr. 5,
                                                                2004      2003
                                                              -------   -------
                                                                (In thousands)
                                                                 (Unaudited)
Net income, as reported                                        $2,438    $2,313
Add: Stock-based employee compensation
   expense included in net income, net of
   related tax effects                                             33        30
Less: Stock-based employee compensation
   expense determined under the fair value
   method, net of related tax effects                            (295)     (252)
                                                               ------    ------
Pro forma net income (loss):                                   $2,176    $2,091
                                                               ======    ======
Earnings per common share - basic
   As reported                                                 $ 0.15    $ 0.14
   Pro forma                                                   $ 0.13    $ 0.13
Earnings per common share - diluted
   As reported                                                 $ 0.14    $ 0.14
   Pro forma                                                   $ 0.13    $ 0.12

Note 5 - COMMITMENTS AND CONTINGENCIES

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

     (c) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution control equipment at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900 over a three-year period, which began in 2003. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

Note 6 - INCOME TAXES

     The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's Fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2003" was a 52 week period ended January 3, 2004 and "Fiscal 2004" will be a 52 week period ending January 1, 2005. The first three months of Fiscal 2003 and Fiscal 2004 ended April 5, 2003 and April 3, 2004, respectively.

Critical Accounting Policies

     The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first three months of 2004 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

General

     Quaker is a leading designer, manufacturer and worldwide marketer of a broad range of woven upholstery fabrics which it sells at various price points primarily to manufacturers of residential furniture. The Company is also a leading developer and manufacturer of specialty yarns. Approximately 11.0% of the Company's revenues during the first quarter of 2004 were attributable to fabrics sold outside the United States and approximately 65.0% of Quaker's fabrics are manufactured to customer order.

     Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. Management believes that competition in the U.S. domestic market is likely to further intensify following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S. The Company's fabric products compete with other furniture coverings, including leather, suede, prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends. For example, leather and suede furniture has enjoyed growing popularity over the past few years, to some extent at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures. As a result, overall domestic demand for furniture covered with woven upholstery products is currently somewhat weaker than demand for other types of furniture, including furniture covered with leather and suede products. In addition, company sales into some foreign markets have been hurt by market-specific geopolitical and macroeconomic factors reducing aggregate demand in these locations.

     Competitive factors in the industry include product design, product pricing, customer service and quality. Recent improvements in service levels and product design have enhanced the competitive position of lower cost imported products, particularly those products coming into the United States from China. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company's financial condition and operating performance. Incoming fabric orders during the first quarter of 2004 were down approximately 13.5% compared to the first quarter of 2003, with the incoming order rate for the first four weeks of fiscal April 2004 trailing the incoming order rate for the comparable period of 2003 by approximately 8.0%. Although the total backlog of fabric and yarn products at the end of the first quarter of 2004 was similar to that of a year ago, the dollar value of the yarn backlog was up $3.6 million or 309.7%, while the dollar value of the fabric backlog was down $4.2 million or 16.5%. Management will continue to aggressively pursue its core strategy of building profitable volume by providing the market with the best products and service.

Results of Operations - Quarterly Comparison

     Net sales for the first quarter of 2004 decreased $5.8 million or 6.5%, to $84.4 million from $90.2 million for the first quarter of 2003. Net fabric sales within the United States decreased 11.3%, to $69.2 million in the first quarter of 2004 from $78.0 million in the first quarter of 2003, primarily due to increased competition from leather and lower priced imported sueded products, which primarily affected the promotional fabric category. In addition, overall domestic furniture demand appears to be lagging the U.S. economic recovery as a whole, with the upholstered furniture category trailing aggregate demand for furniture. The overall weighted average sales price per yard increased 2.4%, to $5.64 for the first quarter of 2004 from $5.51 for the first quarter of 2003 due to a slight shift in product mix to middle to better-end fabrics. Foreign and Export sales were essentially the same at approximately $9.0 million for both quarters. Net yarn sales increased 101.3%, to $6.0 million in the first quarter of 2004 from $3.0 million in the same period of 2003. This improvement in the yarn sales segment is due to the penetration of new markets, particularly the craft yarn category developed by capitalizing on Quaker's patented technology.

     The Company's dollar value of incoming orders during the first quarter of 2004 decreased approximately 13.5% compared to the first quarter of 2003. The dollar value of the backlog decreased by approximately 2.0%, to $25.8 million at the end of the first quarter of 2004 as compared to $26.3 million at the end of the same period in 2003, with the dollar value of the fabric backlog down 16.5% and the dollar value of the yarn backlog up 309.7%.

     The gross profit margin for the first quarter of 2004 increased to 22.2% from 21.0% in the first quarter of 2003. This improvement in gross margin was achieved, despite lower production levels and is primarily attributable to improved operating efficiencies and stable raw material costs.

     Selling, general and administrative expenses decreased to $14.0 million in the first quarter of 2004 from $14.3 million in the first quarter of 2003. Lower costs were incurred in the first quarter of 2004 as compared to the first quarter of 2003 in several semi-variable expense categories, such as expenditures for research and development and certain wage and fringe benefit expenses. Selling, general and administrative expenses as a percentage of net sales increased to 16.6% in the first quarter of 2004 from 15.8% in the first quarter of 2003. This increase as a percentage of net sales was due to lower net sales in the first quarter of 2004 compared to the same period in 2003.

     Interest expense was $0.8 million for the first quarter of 2004 and $1.1 million for the first quarter of 2003. Lower levels of both variable and fixed rate debt in the first quarter of 2004 resulted in the decline in interest expense.

     The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated annual effective tax rate was 36.5% for the first quarter of 2004 and 37.0% for the first quarter of 2003. The estimated annual effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

     The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. In addition, during the third quarter of Fiscal 2003 the Company filed amended tax returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

     Net income for the first quarter of 2004 increased to $2.4 million or $0.14 per common share-diluted, from $2.3 million or $0.14 per common share-diluted for the first quarter of 2003.

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

     The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow. The Company's net cash provided by operating activities was $8.7 million and $7.7 million in the first three months of 2004 and 2003, respectively. As necessary, the Company supplements its operating cash flow with borrowings. Net repayments were $0.0 million in the first three months of 2004 and $6.0 million in the first three months of 2003.

     Capital expenditures in the first three months of 2004 and 2003 were $2.9 million and $1.9 million, respectively. Capital expenditures during the first three months of 2004 were funded by operating cash flow. Management anticipates that capital expenditures for new projects will total approximately $14.8 million in 2004, consisting of approximately $8.7 million for various manufacturing equipment, $2.7 million for IT projects, and $3.4 million for various other capital projects. Management believes that operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

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

     The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of April 3, 2004, the Company had no loans outstanding under the Credit Agreement and unused availability of $59.8 million. See Note 5 of Notes to Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K.

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

     No dividends were paid on the Company's common stock prior to Fiscal 2003, with earnings used instead to fund strategic investments and capital expenditure requirements. During the first quarter of 2003, the Board of Directors adoped a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial conditions and other factors deemed relevant by the Board. In the first quarters of 2004 and 2003, the Company paid cash dividends of $504 thousand or $0.03 per common share and $417 thousand or $0.025 per common share, respectively. On April 19, 2004, the Board of Directors declared a cash dividend of $0.03 per common share payable on May 19, 2004 to shareholders of record on May 5, 2004.

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

Foreign currency risk

     Approximately 2.7% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absence of hedging activities whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

     At April 3, 2004, the Company had the following derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                            Notional     Weighted     Notional
                                            Amount in     Average     Amount in    Fair Value
      Type of                                 Local      Contract       U.S.          Gain
    Instrument              Currency        Currency       Rate        Dollars      (Losses)     Maturity
----------------------   --------------   ------------   --------   ------------   ----------   ---------
Forward Contracts         Mexican Peso    40.0 million     11.35    $3.5 million    $ 24,000    Jan. 2005
Capped Forward Options    Mexican Peso    44.0 million     11.52    $3.8 million    $ 20,000    Dec. 2005
Forward Contracts        Brazilian Real    0.8 million      3.10    $0.3 million    $(15,000)    May 2004

     The Capped Forward Options are agreements to sell Mexican pesos at the fixed rate of $11.52, as long as the spot rate at the maturity of each contract is $12.70 or less.

Interest Rate Risk

     All of the Company's outstanding long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

     The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at April 3, 2004 and has determined that such a rate change would not have a material impact on the Company.

Item 4. CONTROLS AND PROCEDURES

     The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. In addition, management has evaluated and concluded that during the most recent fiscal quarter covered by this report, there has not been any change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          31.1 Certification by the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (B) The Company filed a report on Form 8-K on February 19, 2004, in which the Company furnished a press release announcing its Fiscal 2003 and fourth quarter results for the period ending January 3, 2004.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUAKER FABRIC CORPORATION


Date: May 7, 2004                    By: /s/ Paul J. Kelly
                                         ---------------------------------------
                                     Paul J. Kelly
                                     Vice President - Finance
                                     and Treasurer (Principal Financial Officer)