Form 10-Q
period 2004-07-03
QUAKER FABRIC CORP /DE/
filed 2004-08-12
CIK 103341

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

For the quarterly period ended July 3, 2004

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

Yes  X     No
   -------    ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X      No
   --------    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of August 11, 2004, 16,820,818 shares of Registrant's Common Stock, $0.01 par value, were outstanding.
--------------------------------------------------------------------------------

Table of Contents


                            QUAKER FABRIC CORPORATON
                          Quarterly Report on Form 10-Q
                           Quarter ending July 3, 2004


PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets                                              2

         Consolidated Statements of Income                                        3

         Consolidated Statements of Comprehensive Income                          4

         Consolidated Statements of Cash Flows                                    5

         Notes to Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              17

Item 4.  Controls and Procedures                                                 19


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                     20

Item 6.  Exhibits and Reports on Form 8-K                                        20

         Signatures                                                              21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                           July 3,           January 3,
                                                                                            2004               2004
                                                                                        ----------           ----------
ASSETS                                                                                  (Unaudited)          (Audited)
Current assets:
   Cash and cash equivalents                                                               $  8,101          $  5,591
   Accounts receivable, less reserves of $1,927 and $2,089 at
    July 3, 2004 and January 3, 2004, respectively                                           42,686            44,374
   Inventories                                                                               46,890            43,987
   Prepaid and deferred income taxes                                                          1,136             1,038
   Production supplies                                                                        1,934             1,727
   Prepaid insurance                                                                          1,337             2,132
   Other current assets                                                                       8,481             7,842
                                                                                           --------          --------
     Total current assets                                                                   110,565           106,691
Property, plant and equipment, net                                                          160,455           162,293
Other assets:
   Goodwill                                                                                   5,432             5,432
   Other assets                                                                               1,820             1,862
                                                                                           --------          --------
     Total assets                                                                          $278,272          $276,278
                                                                                           ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of debt                                                                 $  5,000          $  5,000
   Accounts payable                                                                          15,765            14,386
   Accrued expenses                                                                          11,953            13,137
                                                                                           --------          --------
     Total current liabilities                                                               32,718            32,523
Long-term debt                                                                               40,000            40,000
Deferred income taxes                                                                        32,313            31,634
Other long-term liabilities                                                                   2,763             2,616
Redeemable preferred stock:
  Series A convertible, $0.01 par value per share, liquidation preference
  $1,000 per share, 50,000 shares authorized, none issued                                      --                 --
Stockholders' equity:
  Common stock, $0.01 par value per share, 40,000,000 shares authorized;
  16,820,818 and 16,795,818 shares issued and outstanding as of
  July 3, 2004 and January 3, 2004, respectively                                                168               168
 Additional paid-in capital                                                                  89,047            88,870
 Unearned compensation                                                                         (592)             (695)
 Retained earnings                                                                           84,175            83,228
 Other accumulated comprehensive loss                                                        (2,320)           (2,066)
                                                                                           --------          --------
     Total stockholders' equity                                                             170,478           169,505
                                                                                           --------          --------
     Total liabilities and stockholders' equity                                            $278,272          $276,278
                                                                                           ========          ========


  The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)


                                                                    Three Months Ended                  Six Months Ended
                                                                    ------------------                  ----------------
                                                                    July 3,        July 5,          July 3,         July 5,
                                                                     2004           2003             2004            2003
                                                                  ---------      ----------       ----------      -----------
                                                                         (Unaudited)                     (Unaudited)
Net sales                                                          $73,132         $73,886         $157,516         $164,111
Cost of products sold                                               59,733          59,401          125,422          130,659
                                                                   -------         -------         --------         --------
Gross profit                                                        13,399          14,485           32,094           33,452
Selling, general and administrative expenses                        13,381          13,298           27,406           27,549
                                                                   -------         -------         --------         --------
Operating income                                                        18           1,187            4,688            5,903

Other expenses:
   Interest expense                                                    860             991            1,707            2,060
   Other, net                                                          (36)            113              (52)              89
                                                                   -------         -------         --------         --------
Income (loss) before provision for income taxes                       (806)             83            3,033            3,754
Provision (benefit) for income taxes                                  (324)            (82)           1,077            1,276
                                                                   -------         -------         --------         --------
Net income (loss)                                                  $  (482)        $   165         $  1,956         $  2,478
                                                                   =======         =======         ========         ========
Earnings (loss) per common share - basic (Note 1)                  $ (0.03)        $  0.01         $   0.12         $   0.15
                                                                   =======         =======         ========         ========
Earnings (loss) per common share - diluted (Note 1)                $ (0.03)        $  0.01         $   0.11         $   0.15
                                                                   =======         =======         ========         ========
Dividends per common share                                         $ 0.030         $ 0.025         $  0.060         $  0.050
                                                                   =======         =======         ========         ========
Weighted average shares outstanding - basic (Note 1)                16,820          16,724           16,815           16,570
                                                                   =======         =======         ========         ========
Weighted average shares outstanding - diluted (Note 1)              17,141          16,950           17,224           16,857
                                                                   =======         =======         ========         ========




  The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                          Three Months Ended                  Six Months Ended
                                                          ------------------                  ----------------
                                                          July 3,        July 5,          July 3,         July 5,
                                                           2004           2003             2004            2003
                                                        ---------      ----------       ----------      -----------
                                                               (Unaudited)                     (Unaudited)
 Net income (loss)                                      $(482)            $165            $1,956            $2,478
                                                        -----             ----            ------            ------
 Other comprehensive income (loss)
      Foreign currency translation adjustments           (243)             217              (246)              182
      Unrealized gain (loss) on hedging instruments        27               18                (8)               --
                                                        -----             ----            ------            ------
           Other comprehensive income (loss)             (216)             235              (254)              182
                                                        -----             ----            ------            ------
 Comprehensive income (loss)                            $(698)            $400            $1,702            $2,660
                                                        =====             ====            ======            ======



   The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Six Months Ended
                                                                                   ----------------------------------
                                                                                      July 3,                July 5,
                                                                                       2004                   2003
                                                                                   -------------          ------------
                                                                                                (Unaudited)
Cash flows from operating activities:
  Net income                                                                           $  1,956              $ 2,478
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                                       9,797                9,599
      Amortization of unearned compensation                                                 103                   99
      Deferred income taxes                                                                 679                  853
      Tax benefit related to exercise of common stock options                                40                  402
Changes in operating assets and liabilities:
   Accounts receivable                                                                    1,581                1,885
   Inventories                                                                           (2,995)               6,624
   Prepaid expenses and other assets                                                       (134)               1,491
   Accounts payable and accrued expenses                                                    195               (6,007)
   Other long-term liabilities                                                              147                  287
                                                                                       --------             --------
       Net cash provided by operating activities                                         11,369               17,711
                                                                                       --------             --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                              (7,932)              (3,844)
                                                                                       --------             --------
Cash flows from financing activities:
  Change in revolving credit facility                                                        - -             (13,700)
  Proceeds from exercise of common stock options and
    issuance of shares under the employee stock purchase plan                               137                  603
  Cash dividends                                                                         (1,009)                (836)
                                                                                       --------             --------
       Net cash used in financing activities                                               (872)             (13,933)
                                                                                       --------             --------
Effect of exchange rates on cash                                                            (55)                 (10)
                                                                                       --------             --------
Net increase (decrease) in cash                                                           2,510                 (76)
Cash and cash equivalents, beginning of period                                            5,591                1,098
                                                                                       --------             --------
Cash and cash equivalents, end of period                                               $  8,101             $  1,022
                                                                                       ========             ========



  The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


Note 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended July 3, 2004 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

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


                                                                  Three Months Ended         Six Months Ended
                                                                 --------------------        ----------------
                                                                 July 3,      July 5,        July 3,    July 5,
                                                                  2004        2003            2004       2003
                                                                  ----        ----            ----       ----
                                                                                (In thousands)

Weighted average common shares outstanding                       16,820       16,724         16,815     16,570
Dilutive potential common shares                                    321          226            409        287
                                                                 ------       ------         ------     ------
Weighted average common shares outstanding
     and dilutive potential common shares                        17,141       16,950         17,224     16,857
                                                                 ======       ======         ======     ======
Antidilutive options                                              1,572        1,838          1,032      1,838
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

         Inventories at July 3, 2004 and January 3, 2004 consisted of the following:


                                                            July 3,                January 3,
                                                             2004                    2004
                                                             ----                    ----
         Raw materials                                     $21,628                $19,714
         Work-in-process                                     6,506                  7,709
         Finished goods                                     17,032                 12,484
                                                           -------                -------
              Inventory at FIFO                             45,166                 39,907
         LIFO adjustment                                     1,724                  4,080
                                                           -------                -------
              Inventory at LIFO                            $46,890                $43,987
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

         Net sales to unaffiliated customers by major geographical area were as follows:


                                                                Three Months Ended              Six Months Ended
                                                                ------------------            -------------------
                                                                July 3,     July 5,           July 3,      July 5,
                                                                 2004        2003              2004         2003
                                                                 ----        ----              ----         ----
                                                                                (In thousands)
United States                                                  $64,235      $64,787         $139,473      $145,796
Canada                                                           3,444        3,455            6,885         7,175
Mexico                                                           1,689        2,386            4,027         4,808
Middle East                                                      1,169          668            1,858         1,121
South America                                                      615          569            1,293         1,165
Europe                                                             936          931            2,047         1,973
All Other                                                        1,044        1,090            1,933         2,073
                                                               -------      -------         --------      --------
                                                               $73,132      $73,886         $157,516      $164,111
                                                               =======      =======         ========      ========


         Net sales by product category are as follows:


                                                                 Three Months Ended           Six Months Ended
                                                                 ------------------           ----------------
                                                                 July 3,     July 5,          July 3,      July 5,
                                                                  2004        2003             2004         2003
                                                                  ----        ----             ----         ----
                                                                                (In thousands)
Fabric                                                         $66,599      $71,463         $144,559      $158,335
Yarn                                                             6,196        2,199           12,208         5,187
Other                                                              337          224              749           589
                                                               -------      -------         --------      --------
                                                               $73,132      $73,886         $157,516      $164,111
                                                               =======      =======         ========      ========


Note 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

         Accounting for Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for its employee stock option and employee stock purchase plans, rather than the fair value method of accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, the Company accounts for its employee stock options using the intrinsic value method. Under this method the Company does not recognize compensation expense on stock options granted to employees when the exercise price of each option is greater than or equal to the market price of the underlying stock on the date of the grant.

         The following pro forma information presents the Company's net income and basic and diluted net income per share for the three months and six months ended July 3, 2004 and July 5, 2003 as if compensation cost had been measured under the fair value method of SFAS No. 123, "Accounting for Stock Based Employee Compensation," for stock option grants and shares issued under the employee stock option and employee stock purchase plans, respectively. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options.


                                                              Three Months Ended              Six Months Ended
                                                              ------------------              ----------------
                                                               July 3,   July 5,               July 3,   July 5,
                                                                2004      2003                  2004     2003
                                                                ----      ----                  ----     ----
                                                                (In thousands)                  (In thousands)
                                                                -------------                   -------------
                                                                 (Unaudited)                     (Unaudited)
Net income (loss), as reported                                 $ (482)       $165             $1,956     $2,478
Add: Stock-based employee compensation
     expense included in net income, net of
     related tax effects                                            33         34                 66         65
Less: Stock-based employee compensation
     expense determined under Black-Scholes
     option pricing model, net of related tax effects             (306)      (264)              (601)      (528)
                                                                 -----       ----             ------     ------
Pro forma net income (loss):                                     $(755)      $(65)            $1,421     $2,015
                                                                 =====       ====             ======     ======

Earnings (loss) per common share - basic
     As reported                                                $(0.03)      $0.01              $0.12     $0.15
     Pro forma                                                  $(0.04)      $0.00              $0.08     $0.12

Earnings (loss) per common share - diluted
     As reported                                                $(0.03)      $0.01              $0.11     $0.15
     Pro forma                                                  $(0.04)      $0.00              $0.08     $0.12


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

         (c) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution control equipment at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900 over a three-year period, which began in 2003. These costs will be capitalized and depreciated over the estimated useful life. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

Note 6 - INCOME TAXES

         The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.

Note 7 - NEW FACILITY ACQUISITION

         On July 2, 2004, the Company entered into a purchase and sale agreement to acquire for $21.0 million a single story industrial building located on 33.6 acres of land in Fall River, Massachusetts. The Company anticipates that it may utilize borrowings under the Credit Agreement (as hereafter defined) as the initial source of the funds to complete the transaction, but that it will also review alternative financing strategies, which may include the designation of an unrelated third party to take title to the property which would then be leased to Quaker. Completion of the purchase or long-term lease of this facility is anticipated during the fourth quarter of 2004. By the end of 2005, the Company plans to have moved four of the manufacturing and warehousing operations currently being conducted in leased facilities into this new facility. The Company anticipates that it will incur a short-term increase in operating expenses of approximately $2.1 million during the transition to this new facility. Approximately $1.6 million will be moving and lease termination costs and another $0.5 million attributable to the duplication of certain facilities-related expenses.


Note 8 - New Accounting Pronouncements

Consolidation of Variable Interest Entities

         In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 ("FIN 46R") to defer the effective date and provide further clarification on the interpretation. FIN 46R is effective for public companies in the first fiscal period after December 15, 2003. The Company does not have any interests that would qualify as a variable interest entity and therefore the adoption of FIN 46 does not have an effect on the Company's results of operations and financial condition.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The adoption of this standard did not have any impact on the Company's financial position or results of operations.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2003" was a 52 week period ended January 3, 2004 and "Fiscal 2004" will be a 52 week period ending January 1, 2005. The first six months of Fiscal 2003 and Fiscal 2004 ended July 5, 2003 and July 3, 2004, respectively.


Critical Accounting Policies

         The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes in these areas during the first six months of 2004 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

General

         Quaker is a leading designer, manufacturer and worldwide marketer of a broad range of woven upholstery fabrics, which it sells at various price points primarily to manufacturers of residential furniture. The Company is also a leading developer and manufacturer of specialty yarns. Approximately 11.5% of the Company's revenues during the first six months of 2004 were attributable to fabrics sold outside the United States and approximately 65.0% of Quaker's fabrics are manufactured to customer order.

         Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. Management believes that competition in the U.S. domestic market may intensify following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S. The Company's fabric products compete with other furniture coverings, including leather, suede, prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends. For example, leather and suede furniture has enjoyed growing popularity over the past few years, to some extent at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures. As a result, overall domestic demand for furniture covered with woven upholstery products is currently somewhat weaker than demand for other types of furniture, including furniture covered with leather and suede products. In addition, company sales into some foreign markets have been hurt by market-specific geopolitical and macroeconomic factors reducing aggregate demand in these locations.

         Competitive factors in the industry include product design, product pricing, customer service and quality. Competition from lower cost imported products has increased, particularly those products coming into the United States from China and other parts of Asia. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company's financial condition and operating performance. Incoming fabric orders during the first six months of 2004 were down approximately 10.4% compared to the first six months of 2003. The total backlog of fabric and yarn products at the end of the first six months of 2004 was down 11.9% compared to that of a year ago. The dollar value of the yarn backlog was up $2.0 million or 143.3%, while the dollar value of the fabric backlog was down $4.9 million or 21.3%. Management will continue to aggressively pursue its core strategy of building profitable volume by providing the market with the best products and service.


Results of Operations - Quarterly Comparison

         Net sales for the second quarter of 2004 decreased $0.8 million or 1.0%, to $73.1 million from $73.9 million for the second quarter of 2003. Net fabric sales within the United States decreased 7.3%, to $58.0 million in the second quarter of 2004 from $62.6 million in the second quarter of 2003, primarily due to increased competition from leather and lower priced imported suede products. In addition, overall domestic furniture demand appears to be lagging the U.S. economic recovery as a whole, with the upholstered furniture category trailing aggregate demand for furniture. The overall weighted average sales price per yard increased 1.9%, to $5.77 for the second quarter of 2004 from $5.66 for the second quarter of 2003 due to a slight shift in product mix to middle to better-end fabrics and an increase of 3.0% in the average price point of middle to better-end fabrics. Foreign and Export sales were essentially the same at approximately $9.0 million for both quarters. Net yarn sales increased 181.8%, to $6.2 million in the second quarter of 2004 from $2.2 million in the same period of 2003. This improvement in the yarn sales segment is due to the penetration of new markets, particularly the craft yarn category.

         The Company's dollar value of incoming orders during the second quarter of 2004 decreased approximately 6.2% compared to the second quarter of 2003. The dollar value of the backlog decreased by approximately 11.9%, to $21.6 million at the end of the second quarter of 2004 as compared to $24.5 million at the end of the same period in 2003, with the dollar value of the fabric backlog down 21.3% and the dollar value of the yarn backlog up 143.3%.

         The gross profit margin for the second quarter of 2004 decreased to 18.3% from 19.6% in the second quarter of 2003. The decrease in the gross margin percentage resulted primarily from lower weekly production and shipping rates and higher payroll-related unemployment taxes.

         Selling, general and administrative expenses increased slightly to $13.4 million in the second quarter of 2004 from $13.3 million in the second quarter of 2003. Higher costs were incurred in the second quarter of 2004 as compared to the second quarter of 2003 in several semi-variable expense categories, such as expenditures for professional fees and certain wage and fringe benefit expenses. Selling, general and administrative expenses as a percentage of net sales increased to 18.3% in the second quarter of 2004 from 18.0% in the second quarter of 2003. This increase as a percentage of net sales was due to lower net sales in combination with the above mentioned higher expenses in the second quarter of 2004 compared to the same period in 2003.

         Interest expense was $0.9 million for the second quarter of 2004 and $1.0 million for the second quarter of 2003. Lower levels of both variable and fixed rate debt in the second quarter of 2004 resulted in the decline in interest expense.

         The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 35.4% for 2003 and 36.5% for the first quarter of 2004. The Company has adjusted the estimated annual effective tax rate for 2004 downward to 35.5%. This reduction in the tax rate is due to lower levels of projected income for 2004 reducing the effective statutory federal income tax rate from 35% to approximately 34% and an increased estimated benefit to the tax rate from the Extraterritorial Income Exclusion. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

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

         The Company incurred a net loss in the second quarter of 2004 of ($0.5) million or ($0.03) per common share-diluted, compared to net income of $0.2 million or $0.01 per common share-diluted for the second quarter of 2003.

Results of Operations - Six-month Comparison

         Net sales for the first half of 2004 decreased $6.6 million or 4.0%, to $157.5 million from $164.1 million for the first half of 2003. Net fabric sales within the United States decreased 9.5%, to $127.3 million in the first half of 2004 from $140.6 million in the first half of 2003, primarily due to increased competition from leather and lower priced imported suede products. In addition, overall domestic furniture demand appears to be lagging the U.S. economic recovery as a whole, with the upholstered furniture category trailing aggregate demand for furniture. The overall weighted average sales price per yard increased 2.2%, to $5.70 for the first half of 2004 from $5.58 for the first half of 2003 due to a slight shift in product mix to middle to better-end fabrics and an increase of 3.0% in the average price point of middle to better-end fabrics. Foreign and Export sales were essentially the same at approximately $18.0 million for both six month periods. Net yarn sales increased 134.6%, to $12.2 million in the first half of 2004 from $5.2 million in the same period of 2003. This improvement in the yarn sales segment is due to the penetration of new markets, particularly the craft yarn category.

         The Company's dollar value of incoming orders during the first half of 2004 decreased approximately 10.4% compared to the first half of 2003. The dollar value of the backlog decreased by approximately 11.9%, to $21.6 million at the end of the first half of 2004 as compared to $24.5 million at the end of the same period in 2003, with the dollar value of the fabric backlog down 21.3% and the dollar value of the yarn backlog up 143.3%.

         The gross profit margin for the first half of both 2003 and 2004 was 20.4%. The improvement in the gross margin in the first quarter of 2004 was offset primarily by higher fixed unit costs in the second quarter of 2004.

         Selling, general and administrative expenses decreased to $27.4 million in the first half of 2004 from $27.5 million in the first half of 2003. Lower costs were incurred in the first half of 2004 as compared to the first half of 2003 in several semi-variable expense categories, such as expenditures for research and development and advertising expenses. Selling, general and administrative expenses as a percentage of net sales increased to 17.4% in the first half of 2004 from 16.8% in the first half of 2003. This increase as a percentage of net sales was due to lower net sales in the first half of 2004 compared to the same period in 2003.

         Interest expense was $1.7 million for the first half of 2004 and $2.1 million for the first half of 2003. Lower levels of both variable and fixed rate debt in the first half of 2004 resulted in the decline in interest expense.

         The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 35.4% for 2003 and 36.5% for the first quarter of 2004. The Company has adjusted the estimated annual effective tax rate for 2004 downward to 35.5%. This reduction in the tax rate is due to lower levels of projected income for 2004 reducing the effective statutory federal income tax rate from 35% to approximately 34% and an increased estimated benefit to the tax rate from the Extraterritorial Income Exclusion. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

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

         Net income for the first half of 2004 decreased to $2.0 million or $0.11 per common share-diluted, from $2.5 million or $0.15 per common share-diluted for the first half of 2003.

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

         The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow. The Company's net cash provided by operating activities was $11.4 million and $17.7 million in the first six months of 2004 and 2003, respectively. Cash provided by operating activities decreased during 2004 primarily due to changes in working capital. As necessary, the Company supplements its operating cash flow with borrowings. Net debt repayments were $0.0 million in the first six months of 2004 and $13.7 million in the first six months of 2003.

         Capital expenditures in the first six months of 2004 and 2003 were $7.9 million and $3.8 million, respectively. Capital expenditures during the first six months of 2004 were funded by operating cash flow. Management anticipates that capital expenditures for new projects will total approximately $15.7 million in 2004, consisting of approximately $11.5 million for various manufacturing equipment, $2.1 million for IT projects, and $2.1 million for various other capital projects. Management believes that cash on hand, operating income and borrowings under the Credit Agreement (as hereinafter defined) will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future.

         On July 2, 2004, the Company entered into a purchase and sale agreement to acquire for $21.0 million a single story industrial building located on 33.6 acres of land in Fall River, Massachusetts. The Company anticipates that it may utilize borrowings under the Credit Agreetment as the initial source of the funds to complete the transaction, but that it will also review alternative financing strategies, which may include the designation of an unrelated third party to take title to the property which would then be leased to Quaker. Completion of the purchase or long-term lease of this facility is anticipated during the fourth quarter of 2004. By the end of 2005, the Company plans to have moved four of the manufacturing and warehousing operations currently being conducted in leased facilities into this new facility. The Company anticipates that it will incur a short-term increase in operating expenses of approximately $2.1 million during the transition to this new facility. Approximately $1.6 million will be moving and lease termination costs and another $0.5 million attributable to the duplication of certain facilities-related expenses.

         The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997. The Senior Notes are unsecured and bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. The Senior Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. Annual principal payments began on October 10, 2003 with a final payment due October 10, 2007. Annual principal payment amounts are three payments of $5.0 million beginning in October 2003, followed by two payments of $15.0 million beginning in 2006.

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

         The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the Credit Agreement). As of July 3, 2004, the Company had no loans outstanding under the Credit Agreement and unused availability of $59.7 million. See Note 5 of Notes to Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K.

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

         No dividends were paid on the Company's common stock prior to Fiscal 2003. During the first quarter of 2003, the Board of Directors adoped a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial conditions and other factors deemed relevant by the Board. In the first half of 2004 and 2003, the Company paid cash dividends of $1.0 million or $0.06 per common share and $0.8 million or $0.05 per common share, respectively. On July 22, 2004, the Board of Directors declared a cash dividend of $0.03 per common share payable on August 18, 2004 to shareholders of record on August 4, 2004.

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

Cautionary Statement Regarding Forward-Looking Information

         Statements contained in this report, as well as oral statements made by the Company that are prefaced by the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include product demand and market acceptance of the Company's products, regulatory uncertainties, the Company's ability to comply in a timely manner with the rules and regulations set forth in the Sarbanes-Oxley Act, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customer ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign currency risk

         Approximately 2.5% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

         At July 3, 2004, the Company had the following derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:


                                             Notional Amount    Weighted                           Fair Value
  Type of                                       in Local        Average        Notional Amount        Gain
 Instrument                  Currency           Currency      Contract Rate    in U.S. Dollars      (Losses)     Maturity
 ----------                  --------           --------      -------------    ---------------      --------     --------
Type of
Instrument
Forward Contracts          Mexican Peso       28.0 million        11.46         $2.4 million       $ 42,000    Jan.  2005
Capped Forward Options     Mexican Peso       44.0 million        11.52         $3.8 million       $103,000     Dec. 2005
Forward Contracts          Brazilian Real      0.6 million         3.20         $0.2 million       $ (5,000)    Oct. 2004


         The Capped Forward Options are agreements to sell Mexican pesos at the fixed rate of 11.52, as long as the spot rate at the maturity of each contract is 12.70 or less.

         The Company occasionally purchases manufacturing equipment at prices which are denominated in foreign currencies. The Company hedges these purchases by purchasing forward contracts at the time the purchase commitment is made. As of July 3, 2004, the Company had entered into forward contracts to purchase 1.5 million Euros (USD $1.2 million) at an average rate of 1.22. The fair value of these contracts was $8,000 as of July 3, 2004.

Interest Rate Risk

         All of the Company's outstanding long-term debt is at fixed rates. Accordingly, a change in prevailing interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

         The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at July 3, 2004 and has determined that such a rate change would not have a material impact on the Company.

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

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         On May 21, 2004, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified and the Quaker Fabric Corporation 2004 Stock Incentive Plan was approved. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:


                                                                                 Withheld       Broker
                                              For             Against           Abstained     Non-Votes
                                              ---             -------           ---------     ---------
Election of directors:
         Sangwoo Ahn                       14,797,904            N/A             1,033,897       N/A
         Larry A. Liebenow                 14,941,016            N/A               890,785       N/A
         Jerry I. Porras                   14,995,706            N/A               836,095       N/A
         Eriberto R. Scocimara             14,888,704            N/A               943,097       N/A

Approval of the Quaker Fabric
Corporation 2004
Stock Incentive Plan                       11,842,281           1,393,095          113,831    2,482,603


Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits

               31.1 Certification by the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification by the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification by the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification by the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        (B) The Company filed a report on Form 8-K on April 19, 2004, in which the Company furnished a press release announcing its first quarter results for the period ending April 3, 2004.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            QUAKER FABRIC CORPORATION


Date: August 11, 2004           By: /s/ Paul J. Kelly
      ------------------            ------------------------------
                                    Paul J. Kelly
                                    Vice President - Finance
                                    and Treasurer (Principal Financial Officer)