Form 10-Q
period 2004-10-02
QUAKER FABRIC CORP /DE/
filed 2004-11-12
CIK 103341

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

For the quarterly period ended October 2, 2004

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

     As of November 10, 2004, 16,823,418 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

Table of Contents


                            QUAKER FABRIC CORPORATON
                          Quarterly Report on Form 10-Q
                         Quarter ending October 2, 2004



PART I   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets                                            2

          Consolidated Statements of Income                                      3

          Consolidated Statements of Comprehensive Income                        4

          Consolidated Statements of Cash Flows                                  5

          Notes to Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and        12
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk             19

Item 4.   Controls and Procedures                                                20




PART II  OTHER INFORMATION



Item 6.   Exhibits                                                              21

          Signatures                                                            22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                 October 2,    January 3,
                                                                                   2004           2004
                                                                                -----------    ----------
ASSETS                                                                          (Unaudited)    (Audited)
Current assets:
   Cash and cash equivalents                                                     $  7,351      $  5,591
   Accounts receivable, less reserves of $1,850 and $2,089 at
   October 2, 2004 and January 3, 2004, respectively                               42,902        44,374
   Inventories                                                                     47,857        43,987
   Prepaid and deferred income taxes                                                1,158         1,038
   Production supplies                                                              1,954         1,727
   Prepaid insurance                                                                1,753         2,132
   Other current assets                                                             7,003         7,842
                                                                                 --------      --------
        Total current assets                                                      109,978       106,691
Property, plant and equipment, net                                                160,373       162,293
Goodwill                                                                            5,432         5,432
Other assets                                                                        1,967         1,862
                                                                                 --------      --------
        Total assets                                                             $277,750      $276,278
                                                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of debt (Note 8)                                              $ 45,000      $  5,000
   Accounts payable                                                                18,146        14,386
   Accrued expenses                                                                12,117        13,137
                                                                                 --------      --------
        Total current liabilities                                                  75,263        32,523
Long-term debt (Note 8)                                                              --          40,000
Deferred income taxes                                                              31,521        31,634
Other long-term liabilities                                                         2,858         2,616
Redeemable preferred stock:
  Series A convertible, $0.01 par value per share, liquidation preference
    $1,000 per share, 50,000 shares authorized, none issued                          --            --
Stockholders' equity:
  Common stock, $0.01 par value per share, 40,000,000 shares authorized;
    16,822,418 and 16,795,818 shares issued and outstanding as of
    October 2, 2004 and January 3, 2004, respectively                                 168           168
  Additional paid-in capital                                                       89,057        88,870
  Unearned compensation                                                              (540)         (695)
  Retained earnings                                                                81,542        83,228
  Other accumulated comprehensive loss                                             (2,119)       (2,066)
                                                                                 --------      --------
        Total stockholders' equity                                                168,108       169,505
                                                                                 --------      --------
        Total liabilities and stockholders' equity                               $277,750      $276,278
                                                                                 ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                                         Three Months Ended     Nine Months Ended
                                                         ------------------    --------------------
                                                         Oct. 2,    Oct. 4,     Oct. 2,     Oct. 4,
                                                          2004       2003        2004        2003
                                                         -------    -------    --------    --------
                                                             (Unaudited)           (Unaudited)
Net sales                                                $63,585    $80,765    $221,101    $244,876
Cost of products sold                                     51,870     62,922     177,292     193,581
                                                         -------    -------    --------    --------
Gross profit                                              11,715     17,843      43,809      51,295
Selling, general and administrative expenses              14,185     13,581      41,591      41,130
                                                         -------    -------    --------    --------
Operating income (loss)                                   (2,470)     4,262       2,218      10,165
Other expenses:
  Interest expense                                           860        968       2,567       3,028
  Other, net                                                 (31)        (5)        (83)         84
                                                         -------    -------    --------    --------
Income (loss) before provision for income taxes           (3,299)     3,299        (266)      7,053
Provision (benefit) for income taxes                      (1,171)     1,122         (94)      2,398
                                                         -------    -------    --------    --------
Net income (loss)                                        $(2,128)   $ 2,177    $   (172)   $  4,655
                                                         =======    =======    ========    ========
Earnings (loss) per common share - basic (Note 1)        $ (0.13)   $  0.13    $  (0.01)   $   0.28
                                                         =======    =======    ========    ========
Earnings (loss) per common share - diluted (Note 1)      $ (0.13)   $  0.13    $  (0.01)   $   0.28
                                                         =======    =======    ========    ========
Dividends per common share                               $ 0.030    $ 0.025    $  0.090    $  0.075
                                                         =======    =======    ========    ========
Weighted average shares outstanding - basic (Note 1)      16,821     16,769      16,817      16,636
                                                         =======    =======    ========    ========
Weighted average shares outstanding - diluted (Note 1)    16,821     16,986      16,817      16,900
                                                         =======    =======    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                     Three Months Ended   Nine Months Ended
                                                     ------------------  --------------------
                                                     Oct. 2,    Oct. 4,   Oct. 2,     Oct. 4,
                                                      2004       2003      2004        2003
                                                     -------    -------  --------    --------
                                                         (Unaudited)           (Unaudited)
Net income (loss)                                    $(2,128)   $2,177    $(172)     $4,655
                                                     -------    ------    -----      ------
Other comprehensive income (loss)
     Foreign currency translation adjustments            216      (131)     (30)         51
     Unrealized gain (loss) on hedging instruments       (15)     --        (23)         --
                                                     -------    ------    -----      ------
          Other comprehensive income (loss)              201      (131)     (53)         51
                                                     -------    ------    -----      ------
Comprehensive income (loss)                          $(1,927)   $2,046    $(225)     $4,706
                                                     =======    ======    =====      ======


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  Nine Months Ended
                                                                 --------------------
                                                                 Oct. 2,      Oct. 4,
                                                                  2004         2003
                                                                 -------     --------
                                                                       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                              $  (172)    $  4,655
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                               14,016       14,410
      Amortization of unearned compensation                          155          154
      Deferred income taxes                                         (113)       1,629
      Tax benefit related to exercise of common stock options         40          402
  Changes in operating assets and liabilities:
  Accounts receivable                                              1,475       (7,135)
  Inventories                                                     (3,883)       3,400
  Prepaid expenses and other assets                                  726        1,213
   Accounts payable and accrued expenses                           2,740        3,633
   Other long-term liabilities                                       242          459
                                                                 -------     --------
       Net cash provided by operating activities                  15,226       22,820
                                                                 -------     --------

Cash flows from investing activities:
  Purchase of property, plant and equipment                      (12,056)      (6,623)
                                                                 -------     --------

Cash flows from financing activities:
  Change in revolving credit facility                               --        (16,200)
  Proceeds from exercise of common stock options and
    issuance of shares under the employee stock purchase plan        147          656

  Cash dividends                                                  (1,514)      (1,255)
                                                                 -------     --------
       Net cash used in financing activities                      (1,367)     (16,799)
                                                                 -------     --------
Effect of exchange rates on cash                                     (43)          99
                                                                 -------     --------
Net increase (decrease) in cash                                    1,760         (503)
Cash and cash equivalents, beginning of period                     5,591        1,098
                                                                 -------     --------
Cash and cash equivalents, end of period                         $ 7,351     $    595
                                                                 =======     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)


Note 1 - BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and operations of Quaker Fabric Corporation and Subsidiaries (the "Company"). Operating results for the nine months ended October 2, 2004 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

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

                                              Three Months Ended   Nine Months Ended
                                              ------------------   -----------------
                                              Oct. 2,   Oct. 4,    Oct. 2,   Oct. 4,
                                               2004      2003       2004      2003
                                               ----      ----       ----      ----
                                                        (In thousands)
Weighted average common shares outstanding    16,821    16,769     16,817    16,636
Dilutive potential common shares                   -       217          -       264
                                              ------    ------     ------    ------
Weighted average common shares outstanding
     and dilutive potential common shares     16,821    16,986     16,817    16,900
                                              ======    ======     ======    ======
Antidilutive options                           2,258     1,838      1,441     1,838
                                              ======    ======     ======    ======

     Due to a loss for the three months and nine months ended October 2, 2004, zero incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive.

Note 2 - INVENTORIES

     Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a first-in, first-out (FIFO) basis. Cost for financial reporting purposes is determined using the last-in, first-out (LIFO) method.

     Inventories at October 2, 2004 and January 3, 2004 consisted of the following:

                                          October 2,    January 3,
                                            2004          2004
                                            ----          ----
           Raw materials                  $21,611       $19,714
           Work-in-process                  7,751         7,709
           Finished goods                  17,104        12,484
                                          -------       -------
                Inventory at FIFO          46,466        39,907
           LIFO adjustment                  1,391         4,080
                                          -------       -------
                Inventory at LIFO         $47,857       $43,987
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

         Net sales to unaffiliated customers by major geographical area were as follows:

                            Three Months Ended       Nine Months Ended
                            ------------------       -----------------
                            Oct. 2,    Oct. 4,      Oct. 2,      Oct. 4,
                             2004       2003         2004         2003
                             ----       ----         ----         ----
                                          (In thousands)
United States              $56,137     $70,949     $195,610     $216,745
Canada                       2,827       3,579        9,712       10,754
Mexico                       1,793       1,977        5,820        6,785
Middle East                    881       1,426        2,739        2,547
South America                  525         561        1,818        1,726
Europe                         657       1,012        2,704        2,985
All Other                      765       1,261        2,698        3,334
                           -------     -------     --------     --------
                           $63,585     $80,765     $221,101     $244,876
                           =======     =======     ========     ========

     Net sales by product category are as follows:

                            Three Months Ended       Nine Months Ended
                            ------------------       -----------------
                            Oct. 2,    Oct. 4,      Oct. 2,      Oct. 4,
                             2004       2003         2004         2003
                             ----       ----         ----         ----
                                          (In thousands)
Fabric                     $58,643     $78,002     $203,202     $236,337
Yarn                         4,520       2,444       16,728        7,631
Other                          422         319        1,171          908
                           -------     -------     --------     --------
                           $63,585     $80,765     $221,101     $244,876
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

     The following pro forma information presents the Company's net income and basic and diluted net income per share for the three months and nine months ended October 2, 2004 and October 4, 2003 as if compensation cost had been measured under the fair value method of

SFAS No. 123, "Accounting for Stock-Based Employee Compensation," for stock option grants and shares issued under the employee stock option and employee stock purchase plans, respectively. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options.

                                                           Three Months Ended     Nine Months Ended
                                                           ------------------     -----------------
                                                            Oct. 2,    Oct. 4,     Oct. 2,   Oct. 4,
                                                             2004       2003        2004      2003
                                                             ----       ----        ----      ----
                                                              (In thousands)        (In thousands)
                                                             ----------------     -----------------
                                                                (Unaudited)           (Unaudited)
Net income (loss), as reported                               $(2,128)   $2,177      $(172)    $4,655
Add: Stock-based employee compensation
     expense included in net income, net of
     related tax effects                                          33        37        100        102
Less: Stock-based employee compensation
     expense determined under Black-Scholes
     option pricing model, net of related tax effects           (294)     (265)      (896)      (793)
                                                             -------    ------      -----     ------
Pro forma net income (loss):                                 $(2,389)   $1,949      $(968)    $3,964
                                                             =======    ======      =====     ======

Earnings (loss) per common share - basic
     As reported                                              $(0.13)    $0.13     $(0.01)     $0.28
     Pro forma                                                $(0.14)    $0.12     $(0.06)     $0.24

Earnings (loss) per common share - diluted
     As reported                                              $(0.13)    $0.13     $(0.01)     $0.28
     Pro forma                                                $(0.14)    $0.11     $(0.06)     $0.23


Note 5 - COMMITMENTS AND CONTINGENCIES

     (a) Income Taxes. The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. In addition, during the third quarter of 2003, the Company filed amended tax returns for these and subsequent years to claim approximately $3,500 of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit, if any, that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

     (b) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

     (c) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution control equipment at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900 over a three-year period, which began in 2003. These costs will be capitalized and depreciated over the estimated useful life of the equipment involved. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.


Note 6 - INCOME TAXES

     The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.


Note 7 - NEW FACILITY ACQUISITION

     On July 2, 2004, the Company entered into a purchase and sale agreement (the "P&S") to acquire for $21.0 million a 600,000 square foot, single story industrial building located on 33.6 acres of land in Fall River, Massachusetts. On September 30, 2004 the Company provided the seller with official notice of its decision to terminate the P&S, resulting in a charge to Quaker's third quarter pre-tax earnings of approximately $175,000, and is now engaged in active negotiations with the seller with respect to a proposed leasing arangement involving 540,000 square feet of manufacturing and warehousing space in the building, representing all of the space at this site except for the 60,000 square feet of office space.


Note 8 - LONG-TERM DEBT

     The long term portion of the amounts outstanding under the Note Agreements (as hereinafter defined) has been classified as "current" on the Balance Sheet as of October 2, 2004 in accordance with Emerging Issues Task Force Issue 86-30, "Classification of Obligations When a Violation is Waived by the Creditor." The Company is in discussions with its lenders regarding proposed amendments to the Note Agreements and the Credit Agreement (as hereinafter defined) seeking to reduce the financial covenant maintenance and incurrence requirements under those agreements going forward to levels that the Company believes will be achievable under anticipated conditions in the industry. Any such further amendments to the Note Agreements or the Credit Agreement may also include other changes to the terms of those agreements which may be unfavorable to the Company. There can be no assurance that the Company will reach agreement with its lenders to amend the Note Agreements or the Credit Agreement on terms acceptable to the Company, or at all. In addtion, absent appropriate amendments to the Note Agreements and Credit Agreement, the Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent an appropriate waiver from the lenders, the failure to obtain such amendments would likely result in a default under the Note Agreements and the inability to borrow under the Credit Agreement as early as the end of fiscal 2004.


Note 9 - NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

     In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 ("FIN 46R") to defer the effective date and provide further clarification on the interpretation. FIN 46R is effective for public companies in the first fiscal period after December 15, 2003. The Company does not have any interests that would qualify as a VIE and, therefore, the adoption of FIN 46 does not have an effect on the Company's results of operations and financial condition.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS 150 (SFAS 150), "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. The adoption of this standard did not have any impact on the Company's financial position or results of operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2003" was a 52 week period ended January 3, 2004 and "Fiscal 2004" will be a 52 week period ending January 1, 2005. The first nine months of Fiscal 2003 and Fiscal 2004 ended October 4, 2003 and October 2, 2004, respectively.


Critical Accounting Policies

     The Company considered the disclosure requirements of Financial
Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that, except as disclosed in this filing and in the Form 8-K filing made by the Company on October 12, 2004, there were no material changes in these areas during the first nine months of 2004 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

General

     Quaker is a leading designer, manufacturer and worldwide marketer of a broad range of woven upholstery fabrics, which it sells at various price points primarily to manufacturers of residential furniture. The Company is also a leading developer and manufacturer of specialty yarns. Approximately 12.5% of the Company's revenues during the first nine months of 2004 were attributable to fabrics sold outside the United States and approximately 65.0% of Quaker's fabrics are manufactured to customer order.

     Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. Management believes that competition in the U.S. domestic market may intensify following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S. The Company's fabric products compete with other furniture coverings, including leather, suede, prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends. For example, leather and suede furniture has enjoyed growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures. As a result, overall domestic demand for furniture covered with woven upholstery products is currently somewhat weaker than demand for other types of furniture, including furniture covered with leather and suede products. In addition, Company sales into some foreign markets have been hurt by market-specific geopolitical and macroeconomic factors reducing aggregate demand in these locations.

     Competitive factors in the industry include product design, product pricing, customer service and quality. Competition from lower cost imported products has increased, particularly those products coming into the United States from China and other parts of Asia. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company's financial condition and operating performance. Incoming fabric orders during the first nine months of 2004 were down approximately 17.3% compared to the first nine months of 2003. The total backlog of fabric and yarn products at the end of the first nine months of 2004 was down 35.2% compared to that of a year ago. Management will continue to aggressively pursue its core strategy of building profitable volume by providing the market with the best products and service, while at the same time reducing the Company's cost structure and production rates to levels consistent with demand. To that end, during the third quarter of 2004, the Company completed a reduction in force affecting both its production and administrative areas and implemented other cost cutting measures intended to reduce Quaker's annual operating costs by approximately $4.0 million, in the aggregate. Further company-wide staffing reductions and cost-cutting programs, intended to reduce the Company's annual operating costs by an additional
$7.0 million, are currently underway and management anticipates that these additional measures will be completed by the end of the fourth quarter of this year.

     It is also important to note that unusually high energy prices have a negative effect on the Company's financial performance for two reasons. The Company uses significant amounts of electricity to power its manufacturing equipment and it is anticipated that today's higher energy prices will result in a significant increase in the Company's utility costs following the expiration, during the fourth quarter of this year, of the three-year power supply agreement the Company originally put in place in the fourth quarter of 2001. In addition, higher energy prices push up the cost of the petroleum-based raw materials that go into the yarns and fabrics Quaker produces, putting additional pressure on the Company's margin performance.

Results of Operations - Quarterly Comparison

     Net sales for the third quarter of 2004 decreased $17.2 million or 21.3%, to $63.6 million from $80.8 million for the third quarter of 2003. Net fabric sales within the United States decreased 24.7%, to $51.6 million in the third quarter of 2004 from $68.5 million in the third quarter of 2003, primarily due to increased competition from leather and lower priced imported suede products. In addition, overall domestic furniture demand appears to be lagging the U.S. economic recovery as a whole, with the upholstered furniture category trailing aggregate demand for furniture. The overall weighted average sales price per yard increased 1.9%, to $5.81 for the third quarter of 2004 from $5.70 for the third quarter of 2003 due to a slight shift in product mix to middle to better-end fabrics and an increase of 3.4% in the average price point of middle to better-end fabrics. Foreign and Export sales decreased 24.1%, to $7.5 million in the third quarter of 2004 from $9.9 million in the third quarter of 2003. Net yarn sales increased 87.5%, to $4.5 million in the third quarter of 2004 from $2.4 million in the same period of 2003. This improvement in the yarn sales segment is due to the penetration of new markets, particularly the craft yarn category.

     The Company's dollar value of incoming orders during the third quarter of 2004 decreased approximately 30.0% compared to the third quarter of 2003. The dollar value of the backlog decreased by approximately 35.2%, to $19.6 million at the end of the third quarter of 2004 as compared to $30.2 million at the end of the same period in 2003, with the dollar value of the fabric backlog down 36.0% and the dollar value of the yarn backlog down 15.1%.

     The gross profit margin for the third quarter of 2004 decreased to 18.4% from 22.1% in the third quarter of 2003. The decrease in the gross margin percentage resulted primarily from higher raw material costs and lower weekly production and shipping rates.

     Selling, general and administrative expenses increased to $14.2 million in the third quarter of 2004 from $13.6 million in the third quarter of 2003. Higher costs were incurred in the third quarter of 2004 as compared to the third quarter of 2003 in several semi-variable expense categories, such as expenditures for professional fees and certain wage and fringe benefit expenses. Sarbanes-Oxley Act compliance-related expenses, expenses associated with the termination of an agreement to purchase an industrial building in Fall River, Massachusetts (see Note 7) and severance costs arising out of the reduction in force completed during the third quarter were the reasons for increases in these categories. Selling, general and administrative expenses as a percentage of net sales increased to 22.3% in the third quarter of 2004 from 16.8% in the third quarter of 2003. This increase as a percentage of net sales was due to lower net sales in combination with the above mentioned higher expenses in the third quarter of 2004 compared to the same period in 2003.

     Interest expense was $0.9 million for the third quarter of 2004 and $1.0 million for the third quarter of 2003. Lower levels of both variable and fixed rate debt in the third quarter of 2004 resulted in the decline in interest expense.

     The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 35.4% for 2003 and 36.5% for the first quarter of 2004. During the second quarter of 2004, the Company adjusted the estimated annual effective tax rate for 2004 downward to 35.5%. This reduction in the tax rate is due to lower levels of projected income for 2004 reducing the effective statutory federal income tax rate from 35% to approximately 34% and an increase in the estimated benefit to the tax rate associated with the Extraterritorial Income Exclusion. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

     The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. In addition, during the third quarter of Fiscal 2003 the Company filed amended tax returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit, if any, that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

     The Company incurred a net loss in the third quarter of 2004 of ($2.1) million or ($0.13) per common share-diluted, compared to net income of $2.2 million or $0.13 per common share-diluted for the third quarter of 2003.


Results of Operations - Nine-month Comparison

     Net sales for the first nine months of 2004 decreased $23.8 million or 9.7%, to $221.1 million from $244.9 million for the first nine months of 2003. Net fabric sales within the United States decreased 14.4%, to $178.9 million in the first nine months of 2004 from $209.1 million in the first nine months of 2003, primarily due to increased competition from leather and lower priced imported suede products. In addition, overall domestic furniture demand appears to be lagging the U.S. economic recovery as a whole, with the upholstered furniture category trailing aggregate demand for furniture. The overall weighted average sales price per yard increased

2.0%, to $5.73 for the first nine months of 2004 from $5.62 for the first nine months of 2003 due to a slight shift in product mix to middle to better-end fabrics and an increase of 2.6% in the average price point of middle to better-end fabrics. Foreign and Export sales decreased 9.1%, to $25.8 million in the first nine months of 2004 from $28.4 million in the first nine months of 2003. Net yarn sales increased 119.7%, to $16.7 million in the first nine months of 2004 from $7.6 million in the same period of 2003. This improvement in the yarn sales segment is due to the penetration of new markets, particularly the craft yarn category.

     The Company's dollar value of incoming orders during the first nine months of 2004 decreased approximately 17.3% compared to the first nine months of 2003. The dollar value of the backlog decreased by approximately 35.2%, to $19.6 million at the end of the first nine months of 2004 as compared to $30.2 million at the end of the same period in 2003, with the dollar value of the fabric backlog down 36.0% and the dollar value of the yarn backlog down 15.1%.

     The gross profit margin for the first nine months of 2004 decreased to 19.8%, from 20.9% in the same period of 2003. The decrease in the margin percentage resulted primarily from higher raw material costs and lower weekly production and shipping rates.

     Selling, general and administrative expenses increased to $41.6 million in the first nine months of 2004 from $41.1 million in the first nine months of 2003. Higher costs were incurred in the first nine months of 2004 as compared to the first nine months of 2003 in several semi-variable expense categories, such as expenditures for professional fees and certain wage and fringe benefit expenses. Sarbanes-Oxley Act compliance-related expenses, expenses associated with the termination of an agreement to purchase an industrial building in Fall River, Massachusetts (see Note 7) and severance costs arising out of the reduction in force completed during the third quarter were the reasons for increases in these categories. Selling, general and administrative expenses as a percentage of net sales increased to 18.8% in the first nine months of 2004 from 16.8% in the first nine months of 2003. This increase as a percentage of net sales was due to lower net sales in the first nine months of 2004 compared to the same period in 2003.

     Interest expense was $2.6 million for the first nine months of 2004 and $3.0 million for the first nine months of 2003. Lower levels of both variable and fixed rate debt in the first nine months of 2004 resulted in the decline in interest expense.

     The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 35.4% for 2003 and 36.5% for the first quarter of 2004. During the second quarter of 2004, the Company adjusted the estimated annual effective tax rate for 2004 downward to 35.5%. This reduction in the tax rate is due to lower levels of projected income for 2004 reducing the effective statutory federal income tax rate from 35% to approximately 34% and an increase in the estimated benefit to the tax rate associated with the Extraterritorial Income Exclusion. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

     The Company is currently challenging tax assessments from the Internal Revenue Service for the years 1997-1999 and from the Massachusetts Department of Revenue for the years 1993-1998. In addition, during the third quarter of Fiscal 2003 the Company filed amended tax returns for these and subsequent years to claim approximately $3.5 million of federal and state research and development credits. Audits of these amended returns commenced during October 2003. There is significant uncertainty surrounding the amount and timing of the benefit, if any, that will be ultimately realized. The Company believes that it has a supportable basis for claiming these credits, but the amounts are subject to ongoing audits by federal and state authorities. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

     Net income for the first nine months of 2004 decreased to ($0.2) million or ($0.01) per common share-diluted, from $4.7 million or $0.28 per common share-diluted for the first nine months of 2003.


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

     The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow. The Company's net cash provided by operating activities was $15.2 million and $22.8 million in the first nine months of 2004 and 2003, respectively. Cash provided by operating activities decreased during 2004 due principally to a reduction in net income of $4.8 million and a reduction in the deferred tax provision. Historically, the Company has supplemented its operating cash flow with borrowings under the Credit Agreement. Net debt repayments were $0.0 million in the first nine months of 2004 and $16.2 million in the first nine months of 2003.

     Capital expenditures in the first nine months of 2004 and 2003 were $12.1 million and $6.6 million, respectively. Capital expenditures during the first nine months of 2004 were funded by operating cash flow. Management anticipates that capital expenditures for new projects will total approximately $15.7 million in 2004, consisting of approximately $11.5 million for various manufacturing equipment, $2.1 million for IT projects, and $2.1 million for various other capital projects. Management believes that cash on hand, operating income and borrowings under the Credit Agreement (as hereinafter defined), will provide sufficient funding for the Company's capital expenditures and working capital needs for the foreseeable future, subject to the favorable resolution of discussions with its lenders described below.

     On July 2, 2004, the Company entered into a purchase and sale agreement (the "P&S") to acquire for $21.0 million a 600,000 square foot, single story industrial building located on 33.6 acres of land in Fall River, Massachusetts. On September 30, 2004 the Company provided the seller with official notice of its decision to terminate the P&S, resulting in a charge to Quaker's third quarter pre-tax earnings of approximately $175,000, and is now engaged in active negotiations with the seller with respect to a proposed leasing arangement involving 540,000 square feet of manufacturing and warehousing space in the building, representing all of the space at this site except for the 60,000 square feet of office space.

     The Company issued $45.0 million of Senior Notes due October 2005 and 2007 (the Senior Notes) during 1997 under a Note Agreement (the "Senior Note Agreement"). The Senior Notes are unsecured and bear interest at a fixed rate of 7.09% on $15.0 million and 7.18%
on $30.0 million. The Senior Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. Annual principal payments began on October 10, 2003 with a final payment due October 10, 2007. Annual principal payment amounts are three payments of $5.0 million beginning in October 2003 (of which only the October 2005 payment is unpaid as of November 10, 2004), followed by two payments of $15.0 million beginning in 2006.

     On February 14, 2002, the Company issued $5.0 million of 7.56% Series A Notes due February 2009 (the "Series A Notes") under a Note Purchase Agreement (the "Series A Note Agreement"). The Series A Notes are unsecured and bear interest at a fixed rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at the Company's option, subject to a yield maintenance premium, as defined. In addition and also on February 14, 2002, the Company entered into a $45.0 million non-committed Shelf Note Agreement (the "Shelf Agreement," and together with the Senior Note Agreement and the Series A Note Agreement, the "Note Agreements") with an insurance company pursuant to which, if the conditions to borrowing, including the consent of the insurance company, were met, the Company may issue additional senior notes prior to February 14, 2005 with maturity dates of up to ten years.

     The Company also has a $60.0 million Credit Agreement with a bank which expires January 31, 2007 (the "Credit Agreement"). As of October 2, 2004, the Company had no loans outstanding under the Credit Agreement, approximately $800,000 of letters of credit, and unused availability of $59.2 million. See
Note 5 of Notes to Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K.

     The Company is required to comply with a number of affirmative and negative convenants under the Credit Agreement and the Note Agreements, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company; restrictions on the Company's ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. On October 12, 2004, Quaker Fabric Corporation of Fall River ("Quaker"), a wholly-owned subsidiary of the Company, and the Company, as guarantor, entered into amendments effective as of October 1, 2004 to the Note Agreements with the lenders. The amendments provide for a reduction in the Fixed Charge Coverage Ratio (as defined in the Note Agreements) required to be maintained by Quaker from 1.75 to 1.00, to 1.50 to 1.00 for the twelve (12) month period ended on October 2, 2004 (the last day of the third fiscal quarter of 2004). In August 2004, the Company entered into a similar amendment to the Credit Agreement. The amendments to the Note Agreements also provide that (a) neither Quaker nor any of its subsidiaries will create or permit to exist any Lien (as defined in the Note Agreements) securing obligations under Quaker's Credit Agreement and (b) prior to January 1, 2005, the Company will not declare or pay any dividends on or make any distributions with respect, or purchase, redeem or retire, any of its capital stock. As a result of the amendments to the Note Agreements and the Credit Agreement, Quaker and the Company were in compliance with their affirmative and negative covenants as of October 2, 2004.

     The Company is in discussions with its lenders regarding proposed amendments to the Note Agreements and the Credit Agreement seeking to reduce the financial covenant maintenance and incurrence requirements under those agreements going forward to levels that the Company believes will be achievable by them under anticipated conditions in the industry. Any such further amendments to the Note Agreements or the Credit Agreement may also include other changes to the terms of those agreements which may be unfavorable to the Company. There can be no assurance that the Company will reach agreement with its lenders to amend the Note Agreements or the Credit Agreement on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent an appropriate waiver from the lenders, the failure to obtain such amendments would likely result in a default under the Note Agreements and the inability to borrow under the Credit Agreement as early as the end of fiscal 2004.

     No dividends were paid on the Company's common stock prior to Fiscal 2003. During the first quarter of 2003, the Board of Directors adoped a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial conditions and other factors deemed relevant by the Board. In the first nine months of 2004 and 2003, the Company paid cash dividends of $1.5 million or $0.09 per common share and $1.3 million or $0.075 per common share, respectively. As noted above, the Company has agreed with its lenders not to declare or pay any dividends prior to January 1, 2005. It is anticipated that any amendments to the Note Agreements or the Credit Agreement, or any agreements for alternate financing, may prohibit the declaration or payment of dividends.


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

Foreign Currency Risk

     Approximately 2.6% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in certain foreign countries in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

     At October 2, 2004, the Company had the following derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                             Notional      Weighted     Notional
                                            Amount in      Average      Amount in     Fair Value
        Type of                                Local       Contract        U.S.          Gain
      Instrument             Currency        Currency        Rate        Dollars       (Losses)     Maturity
      ----------             --------        --------        ----        -------       --------     --------
Forward Contracts         Mexican Peso     16.0 million     11.57      $1.4 million    $ (6,000)   Jan. 2005
Capped Forward Options    Mexican Peso     44.0 million     11.52      $3.8 million    $ 59,000    Dec. 2005
Forward Contracts         Brazilian Real    0.6 million      3.13      $0.2 million    $(14,000)   Feb. 2005

     The Capped Forward Options are agreements to sell Mexican pesos at the fixed rate of 11.52, as long as the spot rate at the maturity of each contract is 12.70 or less.

     The Company occasionally purchases manufacturing equipment at prices which are denominated in foreign currencies. The Company hedges these purchases by purchasing forward contracts at the time the purchase commitment is made. As of October 2, 2004, the Company had entered into forward contracts to purchase 1.2 million Euros (USD $1.4 million) at an average rate of 1.24. The fair value of these contracts was $23,000 as of October 2, 2004.


Interest Rate Risk

     All of the Company's outstanding long-term debt is at fixed rates. Accordingly, a change in prevailing interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

     The Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at October 2, 2004 and has determined that such a rate change would not have a material impact on the Company.



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





                            QUAKER FABRIC CORPORATION




Date: November 12, 2004             By: /s/ Paul J. Kelly
      ----------------------           ---------------------
                                     Paul J. Kelly
                                     Vice President - Finance
                                     and Treasurer (Principal Financial Officer)