Form 10-K
period 2005-01-01
QUAKER FABRIC CORP /DE/
filed 2005-03-17
CIK 103341

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes: _X_ No: ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: _X_ No: ___

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on July 3, 2004 was approximately $111.6 million.

    As of March 14, 2005, 16,826,218 shares of Registrant's common stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DESCRIPTION OF DOCUMENT                    PART OF THE FORM 10-K
         -----------------------                    ---------------------
Portions of the Proxy Statement to be used  Part III (Item 10 through Item 14)
in connection with the Registrant's 2005    and Part IV
Annual Meeting of Stockholders.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Quaker Fabric Corporation ('Quaker' or the 'Company') is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics primarily for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. The Company is also a leading developer and manufacturer of specialty yarns, including a variety of chenille, taslan and spun products, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design and delivery advantages. The Company's product line is one of the most comprehensive in the industry and Quaker is well known for its broad range of Jacquard fabrics. The Company's revenues in 2004 were $289.1 million.

    Quaker has been producing upholstery fabric for almost sixty years and is a full-service supplier of Jacquard and plain woven upholstery fabric to the furniture industry. Quaker's current product line consists of over 5,000 traditional, contemporary, transitional and country fabric patterns intended to meet the styling and design, color, texture, quality and pricing requirements of promotional through middle to higher-end furniture manufacturers. Additionally, the Company introduces over 1,000 new products to the market annually. Management believes that Jacquard fabrics, with their detailed designs, provide furniture manufacturers with more product differentiation opportunities than any other fabric construction on the market.

    The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide. Quaker also distributes its fabrics internationally. In 2004, net fabric sales outside the United States of $35.9 million represented approximately 13.4% of net fabric sales.

    Quaker uses three tradenames in the marketing of its fabrics -- Whitaker'r', Quaker'TM' and Davol'r'. Quaker's Whitaker'r' Collection, a branded line of a select group of the Company's better-end products, is intended to meet the design and construction requirements of higher-end furniture manufacturers and jobbers. In 2001, the Company began marketing certain fabrics intended to meet the design, construction and pricing needs of its promotional-end customers under the Company's Davol'r' brand name. The balance of the Company's fabrics carry the Quaker'TM' name -- and while there is some price point overlap at the extreme ends of the Quaker line, most of the fabrics marketed under the Quaker umbrella are intended to meet the product needs of the Company's high-volume, middle to higher-end furniture manufacturing customers. Management estimates that approximately 60% of the Company's fabric sales are manufactured to customer order.

    During the past five years, Quaker has invested $78.2 million in new manufacturing equipment to expand its yarn and fabric production capacity, increase productivity, and improve product quality. During 2005, Quaker plans to spend approximately $7.6 million for new projects consisting principally of facilities maintenance expenditures, modifications needed at the 540,000 square foot manufacturing and warehousing facility leased by the Company in December 2004 and a modest amount of new equipment needed to support the expansion of the Company's craft yarn sales.

    The Company's yarn and fabric manufacturing and warehousing operations are conducted at its ten manufacturing plants in the greater Fall River, Massachusetts area, where Quaker has approximately 2.2 million square feet of manufacturing and warehousing space. Quaker also leases 217,000 square feet of warehousing space in Brockton, Massachusetts. During the fourth quarter of 2004, the Company entered into a long-term lease on 540,000 square feet of manufacturing and warehousing space in Fall River. During 2005, the Company plans to consolidate operations currently conducted in four of its leased facilities, including its leased Brockton facility, into this new plant. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Verona, Mississippi, and City of Industry, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and uses a third-party distribution company to provide warehousing services in Brazil.

    The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company's Internet website (http://www.quakerfabric.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

THE INDUSTRY

    Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be approximately $1.6 billion annually, with sales of imported fabrics, in both roll and 'kit' form, representing approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Management estimates international fabric sales to be at least twice those of the domestic market. The top ten upholstery fabric manufacturers, including Quaker, account for approximately 57% of total domestic sales. Management believes that Quaker is currently the only large U.S. fabric producer that is continuing to demonstrate its long-term commitment to the international market by focusing on expanding its export sales.

    Within the Jacquard segment, price is a more important competitive factor in the sale of promotional products than it is in middle to better-end lines, where fabric styling and design considerations typically play a more important role.

    Demand for upholstery fabric is a function of demand for upholstered furniture. U.S. retail upholstered furniture sales grew from $20.3 billion in 1999 to an estimated $23.9 billion in 2004. Total upholstered furniture demand is cyclical and is affected by population growth and demographics, new household formations, consumer confidence, disposable income, geographic mobility, housing starts, and home sales. Historically, the U.S. furniture market has been characterized by relatively slow growth, with compounded annual growth rates typically in the 2.5% to 3.5% range.

    The upholstery fabric covering a sofa, chair, or other piece of furniture is one of the most significant factors influencing a furniture buyer's selection. Purchase decisions are based primarily on the consumer's evaluation of aesthetics, comfort, durability, quality and price. As a result, the fabric decisions a furniture manufacturer makes play a critical role in its ability to capture retail floor space, thereby generating increased sales by attracting consumer attention.

    Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by the following factors:

    (i) The furniture industry has been consolidating at both the retail and manufacturing levels for several years. As a result, fabric suppliers are required to deal with larger and more sophisticated customers that require a broader range of product choices, shorter delivery lead times, customer-specific inventory management programs, and additional information technology-based support services.

    (ii) In recent years, the lines between the furniture industry's manufacturers and retailers have begun to blur, with several of the nation's larger furniture manufacturers opening retail outlets of their own.

    (iii) Fabrics, leather and faux suede microdenier products entering the United States from Asia in both roll and 'kit' form are resulting in increased competition in the upholstery fabric and upholstered furniture markets and are capturing an increasing share of the domestic furniture market. Economic factors affecting purchasing decisions made by U.S. furniture manufacturers to source furniture coverings domestically or in the international market are expected to cause this trend to accelerate. In addition, recent increases in imported furniture coverings and an increase in imports of fully upholstered furniture into the U.S. can be anticipated to have a deflationary effect on pricing throughout the distribution chain. Competition in the U.S. domestic market may also intensify further following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

    (iv) The United States has shifted toward a more casual lifestyle, as evidenced by product shifts in the apparel and home furnishings industries. Management believes this has resulted in growing demand for less formal furniture upholstered with softer, more comfortable fabric.

    (v) Consumer tastes in upholstered furniture coverings change as new trends and styles emerge. Leather and faux suedes as furniture coverings have increased in popularity in recent years, resulting in a reduction in overall sales of woven upholstery fabric.

    (vi) Pushed by consumers demanding immediate product delivery, the furniture industry has increased its focus on just-in-time manufacturing methods and shorter delivery lead times.

    (vii) Advances in the use and application of information technology throughout the industry supply chain can be anticipated to allow furniture industry manufacturers, suppliers and customers to share information more quickly and more effectively, resulting in reduced cycle times and greater transparency for end consumers who will be able to determine the status of their orders at each stage of the manufacturing process. Significant advances in the use of information technology in the sales and marketing function are also anticipated.

    (viii) Both consumers and furniture manufacturers have placed increased emphasis on product quality, enabling fabric manufacturers with effective quality control systems to gain a competitive advantage.

    (ix) A move by the baby boom generation toward more upscale furniture as they approach retirement age and additional demand generated by that same group's purchases of vacation and retirement homes can be expected to provide favorable longer term demand trends.

    (x) While at one time most of the largest U.S. fabric producers had leveraged their size and broad product lines to expand their export sales, management believes that Quaker alone continues to focus on international sales as a major strategic initiative.

STRATEGY

    Quaker's strategy to further its growth and financial performance objectives includes:

    Maintaining its Leadership Position in the Domestic Residential Fabric Market. The Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics to the promotional and middle to better end of the market by offering a wide variety of fabric patterns at prices ranging from $2.40 to $35.00 per yard and by emphasizing superior customer service.

    Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker, including the operation of a distribution facility in Mexico, and the utilization of the services of a third party distribution company in Brazil. The Company's international net fabric sales were $35.9 million in 2004.

    Penetrating Related Fabric Segments. Management believes the Company's styling and design expertise, as well as its ISO 9001-certified operations, provide opportunities to penetrate the contract and outdoor segments, as well as increase Quaker's share of the interior decorator and recreational vehicle segments. Management believes Quaker's fabric finishing and post-finishing abilities will provide the Company with a product advantage in these segments.

    Maintaining Specialty Yarn Sales. Quaker is a leading producer of specialty yarns, including chenille, taslan, and spun products. Approximately 82% of the chenille and spun yarns manufactured by the Company are used in the production of the Company's fabric. The balance is sold to craft yarn distributors, upholstery weavers and home fashion accessories firms. The Company's yarn styling and yarn technology has allowed the development of a number of unique yarns for the craft yarn sector. These new yarns, many of which are patented, have met with considerable success in the craft yarn sector. To support further penetration of this sector and to provide improved product aesthetics on retail store shelves, during the fourth quarter of 2004, the Company invested in yarn 'balling' and packaging equipment. Net sales for this division increased by 91.9% to $20.4 million in 2004 from $10.7 million in 2003. The Company's current line of specialty yarns includes over 50 different varieties of spun and chenille yarns, and Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's yarn customers.

    Considering Strategic Acquisition Opportunities. The Company has evaluated a number of acquisition candidates in the past and plans to pursue appropriate acquisition opportunities in the future. An ideal acquisition candidate would either support the Company's new market development objectives; enhance its international position; permit additional investments in marketing, new product research and development, design, information technology and manufacturing; improve Quaker's financial performance by increasing efficiency and absorption of overhead; or offer a unique and complementary product, manufacturing or technical capability.

COMPETITIVE STRENGTHS

    Management believes that the following competitive strengths distinguish Quaker from its competitors and that these strengths serve as a solid foundation for the Company's long-term strategy:

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

    Broad Product Offering. The breadth and depth of Quaker's product line enables the Company to be a full-service supplier of Jacquard and plain woven fabrics to the domestic and international furniture market.

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

    Focus on Jacquard Fabrics. Management believes the detailed, copyrighted designs of the Company's Jacquard fabrics support its efforts to compete on the basis of superior styling and design, rather than price.

    Vertical Integration. Using Quaker's own specialty yarns in the production of its fabrics provides the Company with significant design, cost and delivery advantages.

PRODUCTS

    The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.40 to $35.00 per yard. While most of the Company's fabrics have historically been sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker'r' label in October 1996. During 2001, the Company began marketing certain of its fabrics to its promotional-end customers under its Davol'r' brand name. In 2004, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $4.05 per yard and $6.80 per yard, respectively, compared to $4.08 and $6.63, respectively, in 2003. The weighted average gross sales price per yard of the Company's fabrics was $5.74 in 2004, compared to $5.66 in 2003.

    Quaker's product line is focused on fabrics with woven designs referred to in the industry as 'Jacquards,' because of the special Jacquard equipment, or heads, required to produce them, and also includes a broad assortment of striped, plaid, and plain fabrics. The vast majority of Quaker's looms are equipped with Jacquard heads. The use of these heads makes it possible to vary the pattern, color, and texture of both the filling and warp yarns in a fabric. While fabrics manufactured on looms without Jacquard heads have a much more limited range of possible designs, Quaker added thirty-six Dobby looms to its manufacturing base during 2001 to reduce the cost of manufacturing certain fabrics that do not require the use of Jacquard heads. During 2002, Quaker also added 24 'double-wide' Jacquard looms to its manufacturing base. Management believes that the Company's newest collections of sueded fabrics provide Quaker's customers with a superior product that they can use to advance their efforts to ensure that their own product offerings bring something distinctive to the market. Management also believes that the development and introduction of these products allows the Company to compete with less expensive imported goods on the basis of styling and performance rather than price.

    Quaker's product offerings are noted for their use of the chenille and other specialty yarns manufactured by the Company. These yarns give the fabric a soft appearance and feel. To take advantage of the trend toward casually styled furniture, and to capitalize on the growth of the motion furniture segment, Quaker developed a soft chenille yarn with superior abrasion resistance. The Company markets the line of chenille fabrics it produces using these yarns under its Ankyra'TM' label. Management anticipates that chenille and the other specialty yarns produced by the Company will remain an important element in the Company's fabric designs and that they will continue to influence -- and be enhanced by -- Quaker's on-going development and use of additional new specialty yarns and manufacturing techniques and processes. In addition, the Company has recently developed a collection of spun yarn products, including several distinctive boucles that Quaker's design staff is using to further the Company's styling and design objectives.

    Quaker's broad product line is intended to allow the Company's customers to meet most of their fabric needs through one full-service supplier while, at the same time, allowing them to purchase fabrics in a wide enough range of designs to enable them to differentiate their own new lines of upholstered furniture from those of their competitors. To generate additional business from manufacturers of higher-end upholstered furniture, the Company offers a select group of its middle to better-end products under its Whitaker'r' label, and in 2001 the Company began marketing certain of its promotional-end products under its Davol'r' brand name. Gross sales of the Company's middle to better-end fabrics were $197.2 million, or 72.8% of total gross fabric sales in 2004, with approximately 30.7% of those sales made under the Whitaker'r' label.

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

    The Company's design department has overall responsibility for the development of new upholstery fabric patterns for sale by the Company. Although the Company purchases artwork from independent artists, the Company's staff of professional designers and designer technicians creates the majority of the designs on which the Company's fabric patterns are based and also determines the construction of those patterns. The design department uses Computer Aided Design ('CAD') equipment to reduce the length of the Company's new product development cycle.

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

    In addition, because of the design and delivery advantages of Quaker's vertically integrated manufacturing operations, substantial emphasis is placed on making maximum use of the Company's internally produced yarns during the fabric development process. In conjunction with the development of each new fabric merchandising plan, members of the Company's fabric design and yarn development staffs meet to identify the design staff's yarn requirements for the Company's next fabric line and many of Quaker's proprietary yarns trace their origins to this design-driven process. Quaker's product development, engineering and manufacturing staffs also play a key role in the new product development process by reviewing proposed new product constructions to evaluate their impact on the Company's raw material costs, equipment utilization rates and quality performance. The Company's product development and engineering staffs also design and develop new product attributes that add value to Quaker's products from the consumer's perspective, and their efforts have lead to initiatives such as the Company's entry into a non-exclusive agreement with Hi-Tex, Inc. for the use of its patented Crypton'r' finish for certain of the Company's fabrics for the contract market.

    Although a few plain, striped and plaid fabrics remain in the Company's product line for ten years or more, a successful product typically has a life of two to three years. Quaker's design staff also regularly creates custom patterns for customers seeking to differentiate their products for distribution purposes, hit a certain price point at the retail level, or meet a particular styling need in the market they serve. These patterns, which are not part of Quaker's 'open line,' are known in the industry as 'Specials' and have become increasingly important to the Company's overall marketing efforts in recent years.

    In addition, within the past several years, Quaker has entered into a number of licensing agreements with various designers, including Todd Oldham (La-Z-Boy), Alexander Julian, and Jaclyn Smith, pursuant to which Quaker has been granted the exclusive right to manufacture upholstery fabrics incorporating the copyrighted fabric patterns created by those designers.

SALES AND MARKETING

UPHOLSTERY FABRICS

    Net fabric sales during 2004 were $268.7 million, or approximately 92.9% of the Company's net sales. The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide. Fabric sales to the Company's top 25 customers accounted for approximately 41% of 2004 net sales. None of the Company's customers accounted for more than 7.5% of net sales during 2004.

    The Company uses a direct marketing force of 25 sales representatives, five of whom are based in Mexico, to market its fabrics in the United States, Canada and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of eleven exclusive sales representatives, working out of sales offices and showrooms in the United Kingdom, the United Arab Emirates, India, Singapore, and Germany, and four exclusive sales agents in Brazil, where Quaker maintains a showroom, customer service center and sales office in Sao Paulo. In addition, Quaker has appointed 10 independent commissioned sales agents to represent the Company in the Far East, Australia, New Zealand, the Middle East, Central and South America, Africa and Asia. All agents located outside the United States are supervised by Quaker's Vice President -- Sales.

    Quaker's United States customers market their products through two annual national furniture industry trade shows held in April and October in High Point, North Carolina, as well as through various regional shows. These shows provide most of Quaker's customers with the opportunity to introduce their new furniture lines to their major retail customers in a single setting. Quaker's design and marketing process is closely linked to these trade shows. The Company develops two major lines for introduction to the Company's customers at the Showtime Fabric Fairs held in High Point in January and July of each year. Almost every major U.S. furniture manufacturer attends Showtime to begin selecting fabric for the new lines of sofas and other upholstered furniture products that they will exhibit at the April and October High Point Furniture Markets. Beginning in December 2005, these semi-annual Showtime Fabric Fairs will be held in December and June.

    Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, Dubai, Germany, Italy, Brazil and Mexico, as well as certain trade shows in the United States aimed at the international market. Net foreign sales of fabric accounted for approximately 13.4% of Quaker's net fabric sales during 2004.

    In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains five distribution centers from which its customers may take immediate delivery of selected products. These facilities are located in City of Industry, California; Verona, Mississippi; High Point, North Carolina; Sao Paulo, Brazil; and Mexico City, Mexico.

SPECIALTY YARNS

    Net yarn sales during 2004 were $20.4 million, or approximately 7.1% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted and chenille. Because of their softness, the specialty yarns produced by the Company and the fabrics made out of them are intended to be responsive to consumer demand for softer, more casual home furnishings and accessories. The Company's specialty yarns are sold under the name of Nortex Yarns to craft yarn distributors and manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products. The Company has approximately 70 yarn customers, with recent sales into the craft yarn market reflecting significant growth, and sales to one customer representing more than 50% of the Company's yarn sales.

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

MANUFACTURING

    The Company operates ten manufacturing facilities in the greater Fall River, Massachusetts area, and management estimates that approximately 60% of the Company's fabric sales are manufactured to customer order. Management, in partnership with key customers, uses forecasting techniques to significantly reduce delivery lead times to its key customers. The Company's objective is to operate its production facilities on a three-shift, five to five and one half-day per week schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules and/or outsources a portion of its production requirements. During periods of weaker demand, the Company will decrease its production rates accordingly.

    The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of craft yarns, home furnishings products and apparel. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing and post-finishing processes to enhance the durability and performance characteristics of the end product. Some of the Company's fabrics, including its Quaker Plush'r', Quaker Suede'TM', Quaker Silk'TM' and Quaker Ultra'r' products, and the products it markets under the Crypton'r' brand as a result of its licensing agreement with Hi-Tex, Inc., benefit from additional chemical and mechanical finishing processes designed to enhance their appearance, texture or 'hand' and/or performance characteristics. A final product quality inspection is conducted prior to shipment to the Company's customers.

    Over the past two years Quaker has introduced 'lean manufacturing' principles in two of its newest plants. These principles involve more training for the Company's hourly workforce, plant layouts designed to ensure a smooth continuous flow of product through the manufacturing process and an emphasis on inventory reduction. These two plants have proven to be the most effective in terms of utilization of assets, overall conversion costs and quality. The lean initiative is now being aggressively introduced in Quaker's beaming, weaving and yarn producing areas.

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

    Quaker has added approximately 400 new looms to its manufacturing base since 1989. The vast majority of the Company's looms are equipped with Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without equipment-related design constraints. During 2000, the mechanical Jacquard heads on approximately 80 of the Company's older looms were replaced with electronic Jacquard heads to improve productivity, and another 26 mechanical heads were replaced with electronic heads during 2002. During 2001, the Company added 36 Dobby looms to its manufacturing base to reduce the cost of manufacturing certain fabrics not requiring the use of Jacquard heads, and in 2002, 24 'double-wide' Jacquard looms were moved into production.

    The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

    During the past five years, the Company placed in service approximately $78.2 million of new manufacturing equipment to increase capacity, improve manufacturing efficiencies, and support the Company's marketing, quality and delivery objectives.

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

    The Company's quality-related return rate, as a percentage of total yards shipped, was 0.35% in 2004 and 0.30% in 2003, and the Company's sales of second-quality fabric were $1.3 million in 2004 and $1.5 million in 2003.

TECHNOLOGY

    As part of Quaker's overall strategy to improve productivity and meet its customers' total service requirements, the Company strives to introduce new technologies into its operations whenever possible. Quaker's efforts in this area include: (i) the use of its management information system to provide computer support to the Company's manufacturing operations; (ii) the use of CAD equipment to reduce the time required to bring its new products to market, including the design of 'Specials'; (iii) the use of bar-coding systems for inventory control purposes and to improve both the efficiency of its own manufacturing operations and service to its customers; (iv) the use of electronic Jacquard heads and other production equipment equipped with microprocessors to improve manufacturing efficiencies and reduce unit costs; (v) the use of a heuristic advanced planning system to both support Quaker's delivery lead time objectives and improve productivity levels in Quaker's manufacturing areas; (vi) the use of real-time process monitoring control systems to identify opportunities to improve manufacturing efficiencies;
(vii) the implementation of a web portal to provide Quaker's customers with secure, on-line access to product and order shipment information; and
(viii) the introduction of KANBAN scheduling practices in some production areas.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain fabrics produced by the Company and certain of the yarns the Company produces internally or purchases from other manufacturers. While the Company purchases its raw material requirements from both U.S. and non-U.S. based suppliers, in 2004, Quaker sourced over 95% of its raw materials from suppliers in North America. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices typically fluctuate with changes in the underlying market for petrochemicals in general. In addition, the financial performance and/or condition of a number of textile industry suppliers has been hurt by recent reductions in the overall size of the U.S. textile industry, increasing the risk of business failures and/or further consolidations among the Company's supplier population and the related risk of disruption to Quaker's operations.

    Although other sources may be available, the Company currently procures approximately 81% of its raw material components from four major industry suppliers, one of which is the sole supplier of a filament yarn used in the Company's chenille and Taslan air texturizing manufacturing operations. Approximately 36% of the Company's filling yarns are acrylic and are purchased from spinners that use acrylic fiber from Solutia, Inc. ('Solutia'.) On December 17, 2003, Solutia, the Company's supplier of acrylic fiber, filed for reorganization under Chapter 11 of the federal bankruptcy laws and on January 25, 2005, Solutia announced that it would be exiting the acrylic business, with operations at Solutia's acrylic manufacturing facilities expected to cease in early to mid-April 2005. With the closure of Solutia, Quaker will source acrylic from two primary offshore producers. To maintain customer service levels, the longer lead times associated with offshore sourcing will require the Company to hold additional component safety stock inventory at both the spinners used by the Company and at Quaker.

    In addition, the Company currently purchases essentially all of its polypropylene yarn, a component used in approximately 12% of the Company's fabrics, from one domestic supplier. While the Company has previously evaluated various approaches to dealing with an interruption in its supply of polypropylene from this supplier, including a hybrid approach involving the use of both alternate suppliers and an adjustment in the fiber content and other product specifications of certain fabrics, the Company is developing, but currently does not have, a firm alternate program in place to mitigate the risks associated with an interruption in its supply of polypropylene arising out of an operating, financial or other problem at this supplier. Further, the Company sources a low melt polymer essential to the production of Quaker's Ankyra'TM' chenille yarns from a single supplier. While an alternate source of this polymer is available, it is unlikely that this source would have the manufacturing capacity to meet all the Company's requirements for this raw material, at least initially.

    In addition, Quaker was notified that, on January 25, 2005, an interim receiver was appointed to hold and control the estate of Les Textiles Du-Re Ltee ('Du-Re') and to operate Du-Re's business on a temporary basis pursuant to the provisions of Section 47 of the Canadian Bankruptcy and Insolvency

Act. Du-Re is a spinner that supplies Quaker with a number of acrylic spun yarns made with Solutia fiber and included in a number of the fabrics manufactured and sold by Quaker. Quaker is working with Du-Re's receiver and Regitex Inc., another Canadian yarn manufacturer with which Quaker has worked in the past, to arrange for a continuous flow of these raw materials.

    Although Quaker expects that it will be able to obtain adequate amounts of raw materials to meet its future requirements, and as a matter of corporate policy, attempts to identify alternate sources for all critical raw material components, an increase in the price of or a shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

    The Company's production operations are heavily reliant upon a consistent supply of energy, including electricity to power the Company's manufacturing equipment, natural gas to generate the heat used in Quaker's finishing operations and oil to heat the Company's office areas. A significant shortage or interruption in the availability of these energy sources would likely have a material adverse effect on the Company's operations and financial performance. Beginning in the latter part of 2000, the Company began to experience rising energy costs. To help provide the Company with greater stability and to reduce the impact of rising energy costs, during 2001, Quaker entered into a contract to purchase its electrical power requirements at a fixed price through December 2004. Upon expiration of this agreement, the Company began purchasing 60% of its electricity requirements at the default rate and the balance at an 'hour to hour' rate. The Company expects to experience a significant increase in its energy costs during 2005.

COMPETITION

    The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavily toward fabric styling and design considerations. Recently, cost and other factors have made imported fabrics more competitive with the Company's products. Imported furniture coverings, including leather, fabric in both roll and 'kit' form and faux suede products, are currently estimated to represent approximately 42% of sales into the U.S. fabric market, up from 29% in 2003 and 11% in 2002. This percentage can be expected to increase in the absence of a change in U.S. trade policy or other international developments. In addition, competition in the U.S. domestic market may further intensify as a result of the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S. During 2004, the Company's yarn sales business continued to be adversely affected by diminished demand for products manufactured by the Company's customers in the home furnishings and apparel markets. Recently, the Company's sales to the craft yarn market grew significantly, with sales to one craft yarn customer representing more than 50% of the Company's yarn sales. The Company anticipates additional sales growth during 2005 in the craft yarn market.

    Several of the companies with which the Company competes may have greater financial resources than the Company. The Company's products compete with other upholstery fabrics and furniture coverings, including prints, flocks, tufts, velvets, suede and leather, with leather, faux suede and plain furniture coverings enjoying growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures.

BACKLOG

    As of January 1, 2005, the Company had orders pending for approximately $14.6 million of fabric and yarn compared to $26.5 million as of January 3, 2004. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

TRADEMARKS, PATENTS, COPYRIGHTS

    The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra'TM'chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. The Company's Davol'r', Quaker Ultra'r' and Whitaker'r' marks, as well as a logo form of the 'W'r' mark, are registered with the U.S. Patent and Trademark Office. In addition, the Company has filed patent applications with the U.S. Patent and Trademark Office to protect its intellectual property rights in several new technologies and processes created by the Company's product development staff, including certain laminated textured products, Quaker's Regal'TM' chenilles, a continuous washing and post finishing process, and for the Company's high-value laminated fabrics. During 2003, the Company also entered into a non-exclusive licensing agreement with Hi-Tex, Inc. for the use of its patented Crypton'r' finish for certain of the Company's fabrics for the contract market.

INSURANCE

    The Company maintains general liability and property insurance. The costs of insurance coverage vary generally and the availability of certain coverages can change. Following the events of September 11, 2001, the Company experienced significant increases in the premium rates on certain of its insurance coverages and certain changes were made in the insurance carriers used by the Company and in the terms and conditions of some of the Company's insurance policies. Although premium rates for most coverages purchased by the Company have dropped since the significant increases experienced during the first round of post-September 11 renewals, most rates have still not decreased to their pre-September 11 levels. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

EMPLOYEES

    As of January 1, 2005, Quaker employed 2,509 persons, including 2,020 production employees, 175 technical and clerical employees, and 314 exempt employees and commissioned sales representatives. As a result of a reduction in force during the first quarter of 2005, the Company employed approximately 2,200 persons as of March 14, 2005. The Company's employees are not represented by a labor union, and management believes that employee relations are good. The Company's operations are heavily dependent on the availability of labor in the Fall River, Massachusetts area.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 10 herein)

    The executive officers of the Company are as follows:

                                                                                             OFFICER
              NAME                 AGE                       POSITION                         SINCE
              ----                 ---                       --------                         -----
Larry A. Liebenow................  61    President, Chief Executive Officer, and Director     1989
James A. Dulude..................  49    Vice President -- Manufacturing                      1990
Cynthia L. Gordan................  57    Vice President, Secretary, and General Counsel       1989
Mark R. Hellwig..................  47    Vice President -- Supply Chain Management            1998
Paul J. Kelly....................  60    Vice President -- Finance, Chief Financial
                                         Officer and Treasurer                                1989
Thomas Muzekari..................  64    Vice President -- Sales                              1996
M. Beatrice Spires...............  43    Vice President -- Design and Merchandising           1996
Norman J. Sturdevant.............  48    Vice President -- Chief Information Officer          2001
Duncan Whitehead.................  62    Vice President -- Research and Development           1990

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

ITEM 2. PROPERTIES

PROPERTIES

    Quaker is headquartered in Fall River, Massachusetts where it currently has eleven facilities, ten of which are used primarily for manufacturing and warehousing purposes. The eleventh facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. In addition, the Company maintains a manufacturing facility in Somerset, Massachusetts and warehouse space in Brockton, Massachusetts. The Company has three distribution centers in the United States and one in Mexico. We believe our facilities are in good condition and are suitable and adequate for our current and future uses. During the fourth quarter of 2004, the Company entered into a long-term lease on 540,000 square feet of manufacturing and warehousing space in Fall River. During 2005, the Company plans to consolidate operations currently conducted in four of its leased facilities, including its leased Brockton facility, into this new plant. The table below sets forth certain information relating to the Company's current facilities:

                                                                          BUILDING
                 LOCATION                    STATUS        PURPOSE        AREA (SF)   OWNERSHIP
                 --------                    ------        -------        ---------   ---------
Grinnell Street, Fall River................  Active  Manufacturing         748,000    Owned
Quequechan Street, Fall River..............  Active  Manufacturing         244,000    Owned
Davol Street, Fall River...................  Active  Offices/R&D           245,000    Owned
Campanelli Drive, Brockton, MA.............  Active  Warehouse             217,000    Leased(1)
Commerce Drive, Fall River.................  Active  Warehouse/Mfg.        540,000    Leased(2)
Ferry Street, Fall River...................  Active  Manufacturing         193,000    Owned
Brayton Avenue, Fall River.................  Active  Manufacturing         186,000    Owned
Quarry Street, Fall River..................  Active  Manufacturing          76,000    Owned
Graham Road, Fall River....................  Active  Manufacturing          52,000    Leased(3)
Lewiston Street, Fall River................  Active  Warehouse              62,000    Leased(4)
County Street, Somerset, MA................  Active  Manufacturing          53,000    Owned
Jefferson Street, Fall River...............  Active  Manufacturing          26,000    Leased(5)
Stevens Street, Fall River.................  Active  Warehouse              39,000    Leased(6)
Verona, Mississippi........................  Active  Distribution Center    20,000    Owned
City of Industry, California...............  Active  Distribution Center    17,000    Leased(7)
Mexico City, Mexico........................  Active  Distribution Center     9,000    Leased(8)
High Point, North Carolina.................  Active  Distribution Center     9,000    Leased(9)

---------
(1) Lease expires December 31, 2005 -- Management plans to move operations at this facility to the Company's Commerce Drive plant during 2005.
(2) Lease expires December 31, 2015
(3) Lease expires July 31, 2007
(4) Month-to-month lease -- Management plans to move operations at this facility to the Company's Commerce Drive plant during 2005.
(5) Lease expires June 30, 2005 -- Management plans to move operations at this facility to the Company's Commerce Drive plant during 2005.
(6) Month-to-month lease -- Management plans to move operations at this facility to the Company's Commerce Drive plant during 2005.
(7) Lease expires September 30, 2006
(8) Lease expires February 28, 2006
(9) Lease expires July 31, 2006

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

    The Company also owns approximately 60 acres of undeveloped land in Fall River, Massachusetts which was purchased in 1998 to allow for expansion of its operations. The Company's December 2004 decision to enter into a long-term lease on an additional 540,000 square feet of manufacturing and warehousing space in Fall River led the Company to reevaluate its interest in developing this land as a manufacturing location. The net book value of this land is approximately $4.0 million, and the Company intends to market it for sale or development.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The Company's common stock is traded over the counter and is quoted on the Nasdaq National Market under the symbol 'QFAB.'

    As of March 14, 2005, there were approximately 83 record holders of the Company's common stock.

    No dividends were paid on the Company's common stock prior to fiscal year 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial condition and other factors deemed relevant by the Board. The Company's Credit Agreement, Senior Notes, and Series A Notes (the 'Loan Documents') contain restrictive covenants which restrict the Company's ability to pay dividends. In accordance with amendments made to the Loan Documents during the second half of 2004, the Company suspended dividend payments during the third quarter of 2004 and no dividends have been declared or paid since that time. See Note 5 of Notes to Consolidated Financial Statements.

                               MARKET INFORMATION

    The following summarizes the high and low sales prices for a share of the Company's common stock as reported by NASDAQ and cash dividends paid per share for each of the quarters in the years ended January 1, 2005 and January 3, 2004.

                                                         PRICE PER SHARE
                                                         ---------------   DIVIDENDS PER
                         2004                             HIGH     LOW         SHARE
                         ----                             ----     ---         -----
FIRST QUARTER..........................................  $11.00   $ 7.81      $0.030
SECOND QUARTER.........................................  $ 9.32   $ 7.20      $0.030
THIRD QUARTER..........................................  $ 8.10   $ 6.40      $0.030
FOURTH QUARTER.........................................  $ 6.85   $ 5.09      --

                                                         Price Per Share
                                                         ---------------   Dividends Per
                         2003                             High     Low         Share
                         ----                             ----     ---         -----
First Quarter..........................................  $ 7.05   $ 5.22      $0.025
Second Quarter.........................................  $ 7.95   $ 5.95      $0.025
Third Quarter..........................................  $ 7.30   $ 6.20      $0.025
Fourth Quarter.........................................  $ 9.75   $ 6.58      $0.025

                      EQUITY COMPENSATION PLAN INFORMATION

                                 (IN THOUSANDS)
                                JANUARY 1, 2005

                                                                                          NUMBER OF
                                                                                          SECURITIES
                                                 NUMBER OF                           REMAINING AVAILABLE
                                             SECURITIES TO BE    WEIGHTED-AVERAGE    FOR FUTURE ISSUANCE
                                                ISSUED UPON      EXERCISE PRICE OF       UNDER EQUITY
                                                EXERCISE OF         OUTSTANDING       COMPENSATION PLANS
                                                OUTSTANDING          OPTIONS,             (EXCLUDING
                                             OPTIONS, WARRANTS     WARRANTS AND      SECURITIES REFLECTED
               PLAN CATEGORY                    AND RIGHTS            RIGHTS             IN COLUMN A)
               -------------                    ----------            ------             ------------
Equity compensation plans approved by
  security holders.........................        2,170               $7.57                1,490
Equity compensation plans not approved by
  security holders.........................          977                7.59                  143
                                                   -----               -----                -----
    Total..................................        3,147               $7.58                1,633
                                                   -----               -----                -----
                                                   -----               -----                -----

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

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

    During the fourth quarter of 2004 the Company did not purchase any of its equity securities.

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

                                                                               FISCAL YEAR ENDED
                                                      --------------------------------------------------------------------
                                                      JANUARY 1,   January 3,    January 4,    December 29,   December 30,
                                                         2005         2004        2003(1)          2001           2000
                                                         ----         ----        -------          ----           ----
STATEMENT OF OPERATIONS DATA:
   Net sales........................................   $289,145     $325,337      $365,445       $331,105       $302,985
   Cost of products sold............................    236,270      255,202       285,493        260,746        234,859
                                                       --------     --------      --------       --------       --------
   Gross profit.....................................     52,875       70,135        79,952         70,359         68,126
   Selling, general and administrative expenses.....     55,315       55,334        56,885         50,532         46,450
   Non-recurring charge (income)(3).................         --       (1,426)           --            800             --
                                                       --------     --------      --------       --------       --------
   Operating income (loss)..........................     (2,440)      16,227        23,067         19,027         21,676
   Other expenses (income):
       Interest expense.............................      3,327        3,887         4,633          4,111          4,850
       Other, net...................................          8           51            91             10            (13)
                                                       --------     --------      --------       --------       --------
   Income (loss) before provision for income
     taxes..........................................     (5,775)      12,289        18,343         14,906         16,839
   Provision (benefit) for income taxes(4)..........     (3,733)       4,350         6,787          5,358          5,894
                                                       --------     --------      --------       --------       --------
   Net income (loss)................................   $ (2,042)    $  7,939      $ 11,556       $  9,548       $ 10,945
                                                       --------     --------      --------       --------       --------
   Earnings (loss) per common share(2) -- basic.....   $  (0.12)    $   0.48      $   0.72       $   0.61       $   0.70
                                                       --------     --------      --------       --------       --------
   Earnings (loss) per common share(2) -- diluted...   $  (0.12)    $   0.47      $   0.69       $   0.58       $   0.68
                                                       --------     --------      --------       --------       --------
   Dividends per common share.......................   $   0.09     $   0.10      $     --       $     --       $     --
                                                       --------     --------      --------       --------       --------
   Weighted average shares outstanding(2) -- basic..     16,819       16,671        16,022         15,762         15,705
                                                       --------     --------      --------       --------       --------
   Weighted average shares
     outstanding(2) -- diluted......................     16,819       16,958        16,847         16,493         16,203
                                                       --------     --------      --------       --------       --------
SELECTED OPERATING DATA:
   Depreciation and amortization....................   $ 18,757     $ 19,470      $ 17,826       $ 15,419       $ 13,991
   Net capital expenditures.........................     14,891        7,921        32,094         32,644         17,143
   Unit volume (in yards)...........................     47,195       56,132        63,847         56,718         53,380
   Weighted average gross sales price per yard......   $   5.74     $   5.66      $   5.57       $   5.51       $   5.30
BALANCE SHEET DATA:
   Working capital..................................   $ 34,450     $ 74,168      $ 74,808       $ 72,598       $ 66,538
   Total assets.....................................    266,505      276,278       288,686        273,684        246,036
   Long-term debt, net of current portion, and
     capitalized leases.............................         --       40,000        61,200         63,500         53,397
   Stockholders' equity.............................   $166,492     $169,505      $161,805       $148,503       $138,333

---------

(1) The fiscal year ended January 4, 2003 was a 53-week period.

(2) Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year.

(3) In the fiscal year ended January 3, 2004, income resulted from a settlement of a tariff dispute with the Mexican tax authorities. See Note 11 to the Consolidated Financial Statements. In the fiscal year ended December 29, 2001, the charge was for costs incurred related to a potential acquisition which was not completed.

(4) Favorable settlement of the Company's claim for certain federal research and development tax credits added approximately $2,000 or $0.12 per share, to the Company's results of operations for fiscal 2004. See Note 6 to the Consolidated Financial Statements.

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

    Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings and fully upholstered furniture into the U.S. market, with industry data indicating that sales of imported fabrics in both roll and 'kit' form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Competition in the U.S. domestic market may further intensify as a result of the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

    The Company's fabric products compete with other furniture coverings, including leather, suede, microdenier 'faux suede', prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and 'kit' form from low labor cost countries, particularly China, have enjoyed growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures, and in some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

    Quaker's 2002 revenues of $365.4 million and net income of $11.6 million both set new company records. During the first half of 2002, Quaker's revenues were running at an annualized rate of approximately $400.0 million, however, global economic conditions deteriorated as the year progressed, ultimately resulting in a weak fourth quarter, with domestic fabric sales down 8.9% for the quarter and yarn sales off significantly. The Company's backlog position was also down considerably, from $43.0 million at the end of 2001 to $26.1 million at the end of 2002, due to both significant reductions Quaker achieved in its delivery lead times and weakness in the Company's fourth quarter order rate. During 2002, Quaker also further strengthened its balance sheet, with the Company generating approximately $13.0 million of free cash flow during the fourth quarter, thereby allowing Quaker to reduce funded debt by approximately $13.3 million during the quarter.

    Net sales for the 52-week fiscal year ended January 3, 2004 of $325.3 million were down 11%, with net income of $7.9 million, down 31.3%, and diluted earnings per share of $0.47. A refund related to the favorable resolution of a foreign tariff dispute added $1.4 million of non-recurring income to fiscal 2003 pre-tax income, increasing diluted earnings per share for the year by $0.05.

    Uncertainty surrounding the global economic and geopolitical environment continued to put pressure on the Company's fabric sales during 2003, with 2003 domestic net fabric sales down 9.0% and net export sales down 16.5% versus 2002. While the Company's 2003 yarn revenues were also down 32.1%, yarn sales for the fourth quarter of $3.0 million were up 12.0% versus the comparable period of 2002, primarily as a result of the steps taken during the year to strategically reposition that segment of the Company's business. Despite a drop of a little over $40.0 million in Quaker's 52-week revenues for

2003 compared to 2002's 53-week fiscal year, the Company's gross margin declined only 30 basis points, showing particular improvement in the fourth quarter. Quaker's operating margin, however, was down 130 basis points for the year, largely because of the ongoing costs associated with the strategic investments the Company has made to build competitive advantage, particularly in the areas of research and development, product styling and design, and information and supply chain management. The 11% year-over-year decrease in the Company's revenues caused those investments to push up Quaker's 'SG&A as a percentage of revenues' results for the year and kept the Company from achieving its 'SG&A as a percentage of revenues' objectives.

    In addition, during 2003, Quaker reduced inventory, paid dividends for the first time, generated improved cash flows, and paid down debt -- ending the year with a net debt to total capitalization ratio of 18.9%, versus 28.7% at the end of 2002, further strengthening the Company's balance sheet.

RECENT DEVELOPMENTS

    Fiscal 2004 started out reasonably strong, but the Company's financial performance deteriorated as the year progressed, particularly during the second half. Because of the significant investments Quaker has made in machinery and equipment over the years, the Company's fixed costs are relatively high -- causing any shortfall at the top line to quickly erode Quaker's margins and bottom line profitability.

    Net sales of $289.1 million for 2004 were down 11.1% versus 2003 -- with net sales into the domestic residential market of $232.8 million for the year and $53.8 million for the fourth quarter, down 15.3% and 17.8%, respectively -- and international fabric sales of $35.9 million for the year and $10.5 million for the fourth quarter, down 10.2% and 12.2%, respectively. Yarn sales, however, showed consistent strength throughout the year, with total 2004 sales into that market of $20.4 million, up 92% over 2003 and reflecting the strategic repositioning of that aspect of Quaker's business.

    From a profitability standpoint, the Company's performance during the first quarter of 2004 was solid, with net income of $2.4 million -- but the Company recorded a small loss in the second quarter, a ($2.1) million loss in the third quarter and a ($1.9) million loss in the fourth quarter -- leading to a loss of ($2.0) million for the year as a whole, with favorable settlement of a Company claim for certain federal research and development tax credits adding approximately $2.0 million, or $0.12 per share, to the Company's results for the fourth quarter and for the year.

    The $41.9 million drop in Quaker's net sales into the domestic residential furniture market in 2004 compared to 2003 was the single most important factor affecting the Company's financial performance during 2004. This decline reflects a continuation of intense competition in the domestic market, including competition and pricing pressure from leather, faux suede and other furniture coverings coming into the U.S. from Asia. The current popularity of faux suede at the promotional end of the market and leather at the middle and upper-end has reduced the size of the market for the woven Jacquard and plain fabrics Quaker makes.

    Last year's lower revenues resulted in a significant deterioration in Quaker's margin performance, pushed SG&A expense as a percentage of sales up to 19.1% for the year, and 20.2% for the fourth quarter -- and generally hurt the Company's financial performance resulting in losses at the bottom line in every quarter except the first. The problems created by 2004's revenue shortfall were exacerbated by a number of other factors, including higher energy and raw material prices and the more than $0.7 million of professional fees Quaker incurred in connection with its Sarbanes-Oxley Act compliance efforts.

    The deterioration in the Company's financial results led to violations of several of the financial covenants in Quaker's principal loan documents and the Company sought and received waivers from its two major financing sources to deal with this. Quaker is continuing to work with its lenders to put new loan agreements in place that are consistent with the Company's current operating and financing needs. This process is expected to be completed during the second quarter of 2005. Last year's cash flow from operations was $19.8 million, with capital expenditures of $14.9 million -- compared to cash flow from operations of $34.4 million in 2003, with capital expenditures of $7.9 million in that year.

    The Company took aggressive action during the second half of 2004 to reduce its operating costs. These actions included staffing reductions intended to reduce overhead and bring production rates in line with demand, and the temporary idling of certain yarn manufacturing equipment as well as the execution of a long-term lease on 540,000 square feet of additional manufacturing and warehousing space in Fall River. In addition, during the first quarter of 2005, the Company began implementing further company-wide cost cutting measures intended to reduce annual fixed operating costs by approximately $6.0 million, and reduced employment levels at the Company by an additional 275 production staff employees.

    New fabric orders during the fourth quarter of 2004 were down approximately 17% versus the comparable period of 2003, and 2004 ended with a total production backlog valued at approximately $14.6 million, down 45.1% in comparison to $26.5 million at the end of 2003. This drop in the backlog reflects both lower orders during the fourth quarter of last year and Quaker's continued efforts to reduce delivery lead times.

    In January 2005, an important raw material supplier announced its decision to exit the acrylic business. Over the short term, dealing with this development will increase Quaker's raw material costs, put additional pressure on the Company's margins and also involve some significant opportunity costs. The Company has placed orders with this supplier to build a safety stock of acrylic inventory at Quaker sufficient to cover its manufacturing requirements until raw materials from the new suppliers enter the Company's supply chain. Quaker has also moved ahead with some adjustments in its pricing to deal with the pressure placed on the Company's margins by the significant raw material and other cost increases affecting its business.

    Management believes that domestic market conditions are likely to remain both challenging and highly dynamic, with problems at the Company's suppliers just one symptom of the broader challenges arising out of the changes taking place in the furniture industry as a whole. These challenges -- including rapid changes in the competitive landscape, a significant increase in fabric imports, the emergence of new industry participants, consolidation in the furniture retailing and manufacturing sectors and changes in the kind of furniture consumers want to purchase and in how they want to purchase it -- will make building the kind of sales volume the Company needs a difficult task. These challenges also place additional importance on the wisdom of Quaker's corporate and marketing strategies and the effectiveness of their execution.

    In late 2004, Quaker arranged to have an in-depth market study performed to serve as the basis of a refinement of the Company's strategy going forward so that the core competencies the Company has developed in the design, technology, supply chain and new product development areas can be used to best advantage to further the Company's revenue and profitability objectives.

    In the meantime, the Company is moving aggressively to build sales in both the domestic and international residential fabric markets. Quaker is also continuing its efforts to grow sales into the contract and specialty yarn markets and is working on a new line of products for the outdoor furniture segment, where the product and service advantages Quaker has already developed can be leveraged to generate additional sales.

    In addition, Quaker intends to begin bringing fabrics into the U.S. market that the Company does not have the equipment to make, as a complement to Quaker's existing product offerings.

    Quarterly Operating Results. The following table sets forth certain unaudited condensed consolidated statements of operations data for the eight fiscal quarters ended January 1, 2005, as well as certain data expressed as a percentage of the Company's total net sales for the periods indicated:

                                    FISCAL 2004                              FISCAL 2003
                       -------------------------------------   ---------------------------------------
                        FIRST    SECOND     THIRD    FOURTH     First      Second     Third    Fourth
                       QUARTER   QUARTER   QUARTER   QUARTER   Quarter    Quarter    Quarter   Quarter
                       -------   -------   -------   -------   -------    -------    -------   -------
                                            (in thousands, except per share data)
Net sales............  $84,384   $73,132   $63,585   $68,044   $ 90,225   $ 73,886   $80,765   $80,461
Gross margin.........   18,695    13,399    11,715     9,066     18,967     14,485    17,843    18,840
Gross margin
  percentage.........    22.2%     18.3%     18.4%     13.3%      21.0%      19.6%     22.1%     23.4%
Operating income
  (loss).............    4,670        18    (2,470)   (4,658)     4,716      1,187     4,262     6,062
Operating income
  (loss) percentage..     5.5%      0.0%     (3.9%)    (6.8%)      5.2%       1.6%      5.3%      7.5%
Income (loss) before
  provision for
  income taxes.......    3,839      (806)   (3,299)   (5,509)     3,671         83     3,299     5,236
                       -------   -------   -------   -------   --------   --------   -------   -------
Net income (loss)....  $ 2,438   $  (482)  $(2,128)  $(1,870)  $  2,313   $    165   $ 2,177   $ 3,284
                       -------   -------   -------   -------   --------   --------   -------   -------
                       -------   -------   -------   -------   --------   --------   -------   -------
Earnings (loss) per
  common share --
  basic..............  $  0.15   $ (0.03)  $ (0.13)  $ (0.11)  $   0.14   $   0.01   $  0.13   $  0.20
                       -------   -------   -------   -------   --------   --------   -------   -------
                       -------   -------   -------   -------   --------   --------   -------   -------
Earnings (loss) per
  common share --
  diluted............  $  0.14   $ (0.03)  $ (0.13)  $ (0.11)  $   0.14   $   0.01   $  0.13   $  0.19
                       -------   -------   -------   -------   --------   --------   -------   -------
                       -------   -------   -------   -------   --------   --------   -------   -------

---------

The data reflected in this table has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of such information when read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this report. Fiscal years 2004 and 2003 contained 52 weeks.

                              -------------------

    The Company follows industry practice by closing its operating facilities for a one-to-two week period during July of each year. In 2003, this shutdown period, and the resulting effect on sales, was split between the second and third fiscal quarters. In 2004, the shutdown period, and the resulting effect on sales, occured in the third fiscal quarter.

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

    Geographic Distribution of Fabric Sales. To develop markets for upholstery fabric outside the United States, the Company has placed substantial emphasis on building both direct exports from the United States as well as on sales from its distribution centers in Mexico and Brazil. The following table sets forth certain information about the changes which have occurred in the geographic distribution of the Company's net fabric sales since 2002:

                                                               FISCAL YEAR
                                  ---------------------------------------------------------------------
                                          2004                    2003                    2002
                                  ---------------------   ---------------------   ---------------------
                                             PERCENT OF              Percent of              Percent of
                                   AMOUNT      SALES       Amount      Sales       Amount      Sales
                                   ------      -----       ------      -----       ------      -----
                                                             (in thousands)
Net fabric sales (dollars):
    Domestic sales..............  $232,773      86.6%     $274,693      87.3%     $301,849      86.3%
    Foreign sales(1)............    35,928      13.4%       39,992      12.7%       47,908      13.7%
                                  --------     -----      --------     -----      --------     -----
        Net fabric sales........  $268,701     100.0%     $314,685     100.0%     $349,757     100.0%
                                  --------     -----      --------     -----      --------     -----
                                  --------     -----      --------     -----      --------     -----

---------

(1) Foreign sales consists of both direct exports from the United States as well as sales from the Company's distribution centers in Mexico and Brazil.

CRITICAL ACCOUNTING POLICIES

    The following is a brief discussion of the more significant accounting estimates used by the Company.

GENERAL

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to accounts receivable reserves, inventory valuation and inventory reserves, self-insurance reserves, property, plant and equipment and income taxes. Actual amounts could differ significantly from these estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS AND ALLOWANCES

    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among more than 1,000 customers and no single customer represented more than 4.4% and 4.3% of the accounts receivable balance at January 1, 2005 and January 3, 2004, respectively.

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

INVENTORIES

    Inventory is valued using the last-in, first-out (LIFO) method. Approximately 60% of finished goods are produced upon receipt of a firm order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months. A significant increase in demand for the Company's products could result in a short-term increase in manufacturing costs, including but not limited to overtime and other costs related to capacity constraints in certain areas of the Company. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, assumptions used in determining management's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Therefore, although every effort is made to ensure the accuracy of management's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and the Company's reported operating results.

SELF-INSURANCE RESERVES

    The Company is self-insured for workers' compensation and medical insurance. Quaker has purchased stop loss coverage for both types of risks in order to minimize the effect of a catastrophic level of claims. At the end of each accounting period, the reserves for incurred but not reported claims are evaluated. Management evaluates claims experience on a regular basis in consultation with the Company's insurance advisors and makes adjustments to these reserves. Significant management judgments and estimates must be made and used in connection with evaluating the adequacy of self-insurance reserves. Material differences may result in the amount and timing of these costs for any period if management makes different judgments or uses different estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123, 'Share Based Payment.' The revised SFAS No. 123 requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. The

Company has not determined the effect of the new standard on its earnings, however, expense under the new standard will likely be somewhat higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values and, therefore, the effect on diluted earnings per share could change. The Company will adopt the revised rules on July 1, 2005, but has not determined whether it would adopt prospectively, or retrospectively to January 1, 2005.

    In November 2004, the FASB issued SFAS No. 151, 'Inventory Costs.' This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the financial statements of the Company.

    On December 17, 2003, the SEC issued SEC Staff Accounting Bulletin No. 104, 'Revenue Recognition' ('SAB 104'), which supersedes a portion of SEC Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements'
('SAB 101'). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21, 'Accounting for Revenue Arrangements with Multiple Deliverables' ('EITF
No. 00-21'). While the wording of SAB 104 has changes to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003

    Net Sales. Net sales for 2004 decreased $36.2 million, or 11.1%, to $289.1 million from $325.3 million in 2003. Net fabric sales decreased due to decreases in both domestic and foreign fabric sales. Net fabric sales within the United States decreased 15.3%, to $232.8 million in 2004 from $274.7 million in 2003, as a result of increased competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and 'kit' form, primarily from low labor cost countries in Asia. Net foreign sales decreased 10.2%, to $35.9 million in 2004 from $40.0 million in 2003. This decrease in foreign sales was due primarily to lower sales in Mexico, Canada and the Middle East. In Mexico, the Company competes primarily with Mexican weavers which typically offer their products at prices lower than the Company's. As a result, the Company has lost some market share to lower cost local mills. In Canada, where furniture manufacturers sell furniture into both the United States and Canadian markets, competition from faux suede fabrics and leather increased during 2004 and contributed to a more difficult competitive environment. The political climate in the Middle East continued to have a negative impact on sales into that region during 2004. Net yarn sales increased 91.9%, to $20.4 million in 2004 from $10.7 million in 2003, primarily as a result of the effort made by the Company to penetrate the craft yarn sector.

    The gross volume of fabric sold decreased 15.9%, to 47.2 million yards in 2004 from 56.1 million yards in 2003. The weighted average gross sales price per yard increased 1.4%, to $5.74 in 2004 from $5.66 in 2003 as a result of product mix changes. The Company sold 16.9% fewer yards of middle to better-end fabrics and 14.4% fewer yards of promotional-end fabrics in 2004 than in 2003. The average gross sales price per yard of middle to better-end fabrics increased by 2.6%, to $6.80 in 2004 from $6.63 in 2003. The average gross sales price per yard of promotional-end fabrics decreased by 0.7%, to $4.05 in 2004 from $4.08 in 2003.

    Gross Margin. The gross margin percentage for 2004 decreased to 18.3% as compared to 21.6% for 2003. Total fixed costs increased by approximately $0.8 million due primarily to higher payroll taxes and fringe benefits in 2004 compared to 2003. The gross profit margin also was negatively affected by higher raw material costs in 2004 versus 2003, primarily due to increased petrochemical costs and higher variable labor and overhead costs caused by inefficiencies in the Company's manufacturing operations as demand and production rates declined.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $55.3 million in 2004 and 2003. Selling, general and administrative expenses as a percentage of net sales were 19.1% and 17.0% in 2004 and 2003, respectively. Lower variable costs in 2004, such as sales commissions, resulting from lower sales were offset by higher sampling expenses and $0.7 million of costs incurred in connection with the Company's Sarbanes-Oxley compliance efforts. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

    Interest Expense, Net. Interest expense decreased to $3.3 million in 2004 from $3.9 million in 2003. Lower average levels of senior debt was the primary reason for the decrease.

    Effective Tax Rate. The Company's effective tax rate was a benefit of 65% in 2004 compared to a provision of 35.4% in 2003. The tax benefit rate in 2004 was increased to 65% principally due to the $2.0 million favorable settlement of certain claims for federal research and development tax credits.

    The Company is currently challenging tax assessments from the Massachusetts Department of Revenue (MDOR) for the years 1993-1998. During the third quarter of 2003, the Company filed amended tax returns with the MDOR claiming approximately $1.4 million of research and development tax credits for the years 1993-2001. Also, additional credits of $0.7 million were claimed on the originally filed tax returns for 2002 and 2003. The MDOR is currently reviewing the amended tax returns. There is significant uncertainty surrounding the amount, if any, and timing of the benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these research and development tax credits, but the amounts are subject to an ongoing audit. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the tax authorities.

FISCAL 2003 COMPARED TO FISCAL 2002

    Net Sales. Net sales for 2003 decreased $40.1 million, or 11.0%, to $325.3 million from $365.4 million in 2002. Net fabric sales decreased due to decreases in both domestic and foreign fabric sales. Net fabric sales within the United States decreased 9.0%, to $274.7 million in 2003 from $301.8 million in 2002, as a result of increased competition from leather and poor macroeconomic conditions for much of the year, particularly in the furniture sector. Net foreign sales decreased 16.5%, to $40.0 million in 2003 from $47.9 million in 2002. This decrease in foreign sales was due primarily to lower sales in Mexico, Canada and the Middle East. In Mexico, where the Company competes primarily with Mexican fabric mills, weakness in the Mexican peso versus the U.S. dollar caused the Company to be at a competitive disadvantage vis a vis Mexican domestic mills for much of 2003. A significant portion of furniture manufactured in Canada is actually sold in the United States. As a result of a strong Canadian dollar during 2003, Canadian furniture sales into the United States declined, reducing demand for the Company's upholstery fabric in Canada. The political climate in the Middle East during 2003 negatively impacted sales into that region. Net yarn sales decreased 32.1%, to $10.7 million in 2003 from $15.7 million in 2002.

    The gross volume of fabric sold decreased 12.1%, to 56.1 million yards in 2003 from 63.8 million yards in 2002. The weighted average gross sales price per yard increased 1.6%, to $5.66 in 2003 from $5.57 in 2002 as a result of product mix changes. The Company sold 15.1% fewer yards of middle to better-end fabrics and 6.7% fewer yards of promotional-end fabrics in 2003 than in 2002. The average gross sales price per yard of middle to better-end fabrics increased by 3.1%, to $6.63 in 2003 from $6.43 in 2002. The average gross sales price per yard of promotional-end fabrics increased by 2.0%, to $4.08 in 2003 from $4.00 in 2002.

    Gross Margin. The gross margin percentage for 2003 decreased to 21.6% as compared to 21.9% for 2002. Gross profit declined by $4.4 million due to lower production volumes resulting in higher fixed costs per unit. Also, total fixed costs increased by approximately $1.0 million in 2003 as compared to 2002 primarily due to an increase in depreciation expense. These higher unit costs were partially offset by improvements in manufacturing operating performance and raw material cost reductions.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $55.3 million in 2003 from $56.9 million in 2002. Selling, general and administrative expenses as a percentage of net sales were 17.0% and 15.6% in 2003 and 2002, respectively. The decrease in selling, general and administrative expenses was due to lower variable costs, such as sales commissions, resulting from lower sales. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

    Interest Expense, Net. Interest expense decreased to $3.9 million in 2003 from $4.6 million in 2002. Lower average levels of senior debt, and lower rates of interest were the primary reasons for the decrease.

    Effective Tax Rate. The Company's effective tax rate was 35.4% for 2003 and 37.0% for 2002. The Company provides for income taxes on an interim basis, using an estimated annual effective income tax rate. The Company's estimated tax rate was 37% for 2002 and the first quarter of 2003. In the second quarter of 2003, the Company adjusted the estimated annual effective tax rate for 2003 downward to 34%. This reduction in the tax rate is due to lower levels of projected income for 2003 reducing the effective statutory federal tax rate from 35% to approximately 34% and an increased estimated benefit to the tax rate from the Extraterritorial Income Exclusion. In the fourth quarter of 2003, the Company adjusted the annual effective tax rate to 35.4%. This increase was due to the tariff refund received from the Mexican tax authorities during the fourth quarter which was taxed at a higher rate. The effective income tax rate is lower than the combined federal and state statutory rates, due primarily to certain tax benefits related to extraterritorial income at the federal level and investment tax credits at the state level.

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

    The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow. The Company's net cash provided by operating activities was $19.8 million, $34.4 million and $29.1 million in 2004, 2003, and 2002, respectively. Cash provided by operating activities decreased during 2004 due principally to a reduction in net income of $10.0 million and a reduction in the deferred tax provision. Historically, the Company has supplemented its operating cash flow with borrowings under the Credit Agreement.

    Capital expenditures in 2004, 2003 and 2002 were $14.9 million, $7.9 million and $32.1 million, respectively. Capital expenditures during 2004 were funded by operating cash flow. Management anticipates that capital expenditures for new projects will total approximately $7.6 million in 2005 consisting principally of facilities maintenance expenditures, modifications needed at the 540,000 square feet manufacturing and warehousing facility leased by the Company in December 2004 and a modest amount of new equipment needed to support the expansion of the Company's craft yarn sales. Management believes that cash on hand, operating income and borrowings under the Credit Agreement (as hereinafter defined), will provide sufficient funding for the Company's capital expenditures, working capital and debt service needs for the foreseeable future, subject to the favorable resolution of discussions with its Lenders (as hereinafter defined) described below.

    Quaker Fabric Corporation of Fall River, a wholly-owned subsidiary of the Company ('QFR') issued $45.0 million of Senior Notes due October 2005 and 2007 (the 'Senior Notes') during 1997 under a Note Agreement (as amended, the 'Senior Note Agreement') with an insurance company (the 'Insurance Company'). The Senior Notes are unsecured and bear interest at a fixed rate of 7.09% on $15.0 million and 7.18% on $30.0 million. The Senior Notes may be prepaid in whole or in part prior to maturity, at QFR's option, subject to a yield maintenance premium, as defined. Annual principal payments began on October 10, 2003 with a final payment due October 10, 2007. Annual principal payment amounts are three payments of $5.0 million beginning in October 2003 (of which only the October 2005 payment is unpaid as of March 15, 2005), followed by two annual payments of $15.0 million beginning in 2006.

    On February 14, 2002, QFR issued $5.0 million of 7.56% Series A Notes due February 2009 (the 'Series A Notes') under a Note Purchase Agreement (as amended, the 'Series A Note Agreement' and together with the Senior Note Agreement, the 'Note Agreements') with the Insurance Company. The Series A Notes are unsecured and bear interest at a fixed rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at QFR's option, subject to a yield maintenance premium, as defined.

    The long term portion of the amounts outstanding under the Note Agreements was classified as 'current' on the Balance Sheet as of October 2, 2004 in accordance with Emerging Issues Task Force Issue 86-30, 'Classification of Obligations When a Violation is Waived by the Creditor' due to the debt covenant violations referred to below.

    QFR, two other subsidiaries of the Company and the Company, as guarantor, are parties to a Credit Agreement with a bank (the 'Bank,' and the Bank, together with the Insurance Company, the 'Lenders') which expires January 31, 2007 (the 'Credit Agreement'). The Credit Agreement provides for a revolving credit facility and a letter of credit facility.

    The Company and/or QFR are required to comply with a number of affirmative and negative covenants under the Credit Agreement and the Note Agreements, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company and QFR; restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation.

    On October 12, 2004, QFR and the Company, as guarantor, entered into an amendment, effective as of October 1, 2004, to the Note Agreements with the Insurance Company. The amendment provides for a reduction in the Fixed Charge Coverage Ratio (as defined in the Note Agreements) required to be maintained by QFR from 1.75 to 1.00, to 1.50 to 1.00 for the twelve (12) month period ended on October 2, 2004 (the last day of the third fiscal quarter of 2004). In August 2004, QFR, two other subsidiaries of the Company and the Company, as guarantor, entered into a similar amendment to the Credit Agreement with the Bank. The amendment to the Note Agreements also provides that (a) neither QFR nor any of its subsidiaries will create or permit to exist any Lien (as defined in the Note Agreements) securing obligations under the Credit Agreement and (b) before December 31, 2004 or at any time when a Default (as defined in the Note Agreements) has occurred and is continuing, the Company will not declare or pay any dividends on or make any distributions with respect, or purchase, redeem or retire, any of its capital stock.

    On March 11, 2005, the Borrowers and the Company, as guarantor, entered into a Forbearance and Amendment to the Second Amended and Restated Credit Agreement (the 'Bank Forbearance Agreement'). Pursuant to the terms of the Bank Forbearance Agreement, the Borrowers and the Company acknowledged that in the absence of a waiver from the Bank, they would be in breach of both the debt service coverage ratio covenant and the profitable operations covenant in the Credit Agreement for the last quarter of 2004 and possibly in violation of those covenants and the leverage ratio and senior debt ratio covenants for each of the first and second quarters of 2005 and that these breaches would constitute Events of Default, as defined in the Credit Agreement (the 'Specified Bank Defaults'). In the Bank Forbearance Agreement, the Bank agreed to waive the Specified Bank Defaults through the period ending July 15, 2005 (the 'Limited Bank Waiver Period'), subject to certain conditions including the Bank's receipt of fully executed copies of a similar waiver from the Insurance Company with respect to the fixed charge coverage ratio, senior debt ratio and the total debt ratio set forth in the Note Agreements. The Bank Forbearance Agreement also provides for, among other things, (i) an increase in the interest rate and fees payable under the Credit Agreement, (ii) a reduction in the permitted aggregate amount of capitalized leases and purchase money debt to $5.0 million, (iii) the inclusion of a minimum EBITDA covenant,
(iv) a change in the definition of EBIT, (v) monthly financial reporting to the Bank, (vi) the grant, not later than March 31, 2005, of a perfected, first priority security interest (subject to certain exceptions, including pari passu liens to be granted to the holders of the Term Notes) in all personal property assets of the Borrowers and the Company then owned or thereafter acquired and the contemporaneous execution of an intercreditor agreement, in form and substance satisfactory to the Bank, among the Bank, the holders of the Term Notes, the Borrowers and the Company, which is a condition to any further borrowing under the Credit Agreement, and (vii) the reduction of the maximum amount of loans and letters of credit the Bank has agreed to make under the Credit Agreement to $15.0 million. In the Bank Forbearance Agreement, the Borrowers and the Company agreed that they will repay all amounts outstanding, and cash collateralize all letters of credit issued, under the Credit Agreement on July 16, 2005 and that at such time the Bank will have all of its rights and remedies under and in respect of the Credit Agreement and applicable law, including those arising by virtue of the occurrence of the Specified Bank Defaults. The parties previously had entered into waivers on December 20, 2004, February 28, 2005 and March 4, 2005 with respect to the debt service coverage ratio covenant and the profitable operations covenant in the Credit Agreement and including a reduction in the Bank's Commitment to $20.0 million. As of March 14, 2004, there were no loans outstanding under the Credit Agreement, approximately $5.3 million of letters of credit and unused availability (after a reduction of the Bank's Commitment, as defined in the Credit Agreement) of $9.7 million.

    On March 11, 2005, QFR and the Company, as guarantor, entered into a Forbearance to Note Agreements with respect to the Note Agreements with the Insurance Company (the 'Insurance Company Forbearance Agreement'). Pursuant to the terms of the Insurance Company Forbearance Agreement, QFR and the Company acknowledged that in the absence of a waiver from the Insurance Company, QFR and the Company would be in breach of the fixed charge coverage ratio set forth in the Note Agreements for the last quarter of 2004 and possibly for each of the first and second quarters of 2005 and possibly in breach of the senior debt ratio and total debt ratio set forth in the Note Agreements for each of the first and second quarters of 2005 and that this breach would constitute an Event of Default, as defined in the Note Agreements (the 'Specified Insurance Company Defaults'). In the Insurance Company Forbearance Agreement, the Insurance Company agreed to waive the Specified Insurance Company Defaults through the period ending July 15, 2005 (the 'Limited Insurance Company Waiver Period'), subject to certain conditions including, but not limited to, the Insurance Company's receipt of fully executed copies of a similar waiver from the Bank with respect to the debt service coverage ratio covenant, the profitable operations covenant, the senior debt ratio covenant and the leverage ratio covenant set forth in the Credit Agreement. The Insurance Company Forbearance Agreement also provides, among other things, (i) that the Company will not permit any Priority Debt (as defined in the Note Agreements) to be outstanding at anytime other than as permitted under the Note Agreements, (ii) the Company will not, and will not permit any subsidiary to, directly or indirectly create, incur, assume or permit to exist any Lien (as defined in the Note Agreements) for securing Recourse Obligations (as defined in the Note Agreements),
(iii) for the inclusion of a consolidated minimum EBITDA covenant, (iv) for monthly financial reporting to the Insurance Company, (v) for the grant, not later than March 31, 2005, of a perfected, first priority security interest (subject to certain exceptions, including pari passu liens to be granted to the Bank) in all personal property assets of the Borrowers and the Company then owned or thereafter acquired and the contemporaneous execution of an intercreditor agreement, in form and substance satisfactory to the Insurance Company, among the Bank, the Insurance Company, Borrowers and the Company and
(vi) that on or prior to July 10, 2005, the Company shall enter into a refinancing credit facility and using the proceeds thereof shall repay in full all of the Obligations (as defined in the Insurance Company Forbearance Agreement). Pursuant to the Insurance Company Forbearance Agreement, on July 15, 2005, the Company has agreed to immediately repay to the Insurance Company all of the outstanding Obligations, and the Company has acknowledged that the Insurance Company shall be free in its sole and absolute discretion to proceed to enforce any or all of its rights and remedies under or in respect of the Note Agreements and applicable law, including without limitation, those of termination, acceleration, enforcement and other rights and remedies arising by virtue of the maturity of the Obligations and of the occurrence of the Specified

Defaults. The parties previously had entered into waivers on December 22, 2004, February 28, 2005 and March 4, 2005 with respect to the fixed charge coverage covenant in the Note Agreements. As of March 14, 2005, QFR owed $40.0 million principal plus accrued interest under the Note Agreements.

    The Company is in discussions with a commercial bank (the 'Prospective Lender') regarding a proposed new credit facility to replace, and repay borrowings under, the Note Agreements and the Credit Agreement. Prepayment of the Note Agreements may result in the Company incurring prepayment penalties in an amount which may be as much as $2.3 million. Any such facility is expected to include terms which may be unfavorable to the Company including, but not limited to, the grant of security interests to the Prospective Lender to secure the payment and performance of QFR's and the Company's obligations under the proposed credit facility and restrictions on QFR's and the Company's capital expenditures going forward. There can be no assurance that the Company will reach agreement with the Prospective Lender on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers from the Lenders, the failure to obtain new financing would likely result in an Event of Default under the Note Agreements and the Credit Agreement and the inability to borrow under the Credit Agreement no later than July 16, 2005. Management anticipates that it will successfully conclude an agreement for this new credit facility before the expiry of the Forbearance Agreements.

    The following table sets forth contractual obligations and commitments due as of January 1, 2005.

                                                 PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                         -----------------------------------------------------
                                                   LESS THAN                            AFTER
        CONTRACTUAL OBLIGATIONS           TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   5 YEARS
        -----------------------           -----     ------     ---------   ---------   -------
Debt...................................  $40,000    $40,000     $   --      $   --     $    --
Operating Leases.......................   26,296      4,837      7,187       3,718      10,554
Letters of Credit......................    4,668      4,668         --          --          --
                                         -------    -------     ------      ------     -------
    Total Contractual Cash
      Obligations......................  $70,964    $49,505     $7,187      $3,718     $10,554
                                         -------    -------     ------      ------     -------
                                         -------    -------     ------      ------     -------

    No dividends were paid on the Company's common stock prior to 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial conditions and other factors deemed relevant by the Board. In 2004 and 2003, the Company paid cash dividends of $1.5 million or $0.09 per common share and $1.7 million or $0.10 per common share, respectively. As noted above, the Company has agreed with its Lenders not to declare or pay any dividends or distributions, and in accordance with those agreements, the Company suspended dividend payments during the third quarter of 2004 and no dividends have been declared or paid since that time. It is anticipated that any further amendments to the Note Agreements or the Credit Agreement, or any agreements for alternate financing, may prohibit the declaration or payment of dividends.

    The foregoing descriptions of the Bank Forbearance Agreement and the Insurance Company Forbearance Agreement are qualified in their entirety by reference to the Bank Forbearance Agreement and the Insurance Company Forbearance Agreement, which are filed as Exhibits 10.126 and 10.127, respectively, to this Form 10-K and are incorporated by reference herein. The waivers from the Bank dated February 28, 2005 and the Insurance Company dated February 28, 2005 are filed as Exhibits 10.124 and 10.125 respectively, to this Form 10-K and are incorporated by reference. The waivers from the Bank dated March 4, 2005 and the Insurance Company dated March 4, 2005 are filed as Exhibits 10.122 and 10.123 respectively, to this Form 10-K and are incorporated by reference.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words 'may,' 'will,' 'expect,' 'anticipate,' 'continue,' 'estimate,' 'project,' 'intend,' 'designed' and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the Company's ability to obtain new financing in an amount and on terms acceptable to it, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, including, but not limited to, imported furniture and furniture coverings sold into the U.S. domestic market, foreign currency exchange rates, changes in customers' ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

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

    At January 1, 2005, the Company had the following significant derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

                                                  NOTIONAL     WEIGHTED
                                                 AMOUNT IN     AVERAGE      NOTIONAL
                                                   LOCAL       CONTRACT    AMOUNT IN       FAIR
      TYPE OF INSTRUMENT           CURRENCY       CURRENCY       RATE     U.S. DOLLARS    VALUE       MATURITY
      ------------------           --------       --------       ----     ------------    -----       --------
Forward Contract..............  Mexican Peso    48.0 million    11.54     $4.6 million   $(32,000)      Dec. 2005
Forward Contract..............  Brazilian Real   1.2 million     2.98     $0.4 million   $(30,000)      July 2005

    The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in approximately $0.4 million unrealized loss; whereas a 10% weakening of the U.S. dollar would result in approximately a $0.5 million unrealized gain.

INTEREST RATE RISK

    All of the Company's long-term debt is at fixed rates, and has been classified as current in accordance with Emerging Issues Task Force Issue 86-30, 'Classification of Obligations When a Violation is Waived by the Creditor,' due to the debt covenant violations existing at January 1, 2005. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rate movements due to its fixed rate nature.

    Using a scenario analysis, the Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at January 1, 2005 and has determined that such a rate change would not have a material impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                              JANUARY 1,    January 3,
                                                                 2005          2004
                                                                 ----          ----
ASSETS
Current assets:
    Cash and cash equivalents...............................   $  4,134      $  5,591
    Accounts receivable, less reserves of $2,034 and $2,089
      at January 1, 2005 and January 3, 2004,
      respectively..........................................     40,708        44,374
    Inventories.............................................     43,533        43,987
    Prepaid and deferred income taxes.......................      2,929         1,038
    Production supplies.....................................      1,820         1,727
    Prepaid insurance.......................................        929         2,132
    Other current assets....................................      6,452         7,842
                                                               --------      --------
        Total current assets................................    100,505       106,691
Property, plant and equipment, net..........................    158,480       162,293
Other assets:
    Goodwill, net...........................................      5,432         5,432
    Other assets............................................      2,088         1,862
                                                               --------      --------
        Total assets........................................   $266,505      $276,278
                                                               --------      --------
                                                               --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of debt (Note 5)........................   $ 40,000      $  5,000
    Accounts payable........................................     15,359        14,386
    Accrued expenses........................................     10,696        13,137
                                                               --------      --------
        Total current liabilities...........................     66,055        32,523
Long-term debt (Note 5).....................................         --        40,000
Deferred income taxes.......................................     30,541        31,634
Other long-term liabilities.................................      3,417         2,616
Commitments and contingencies (Note 7)......................         --            --
Redeemable preferred stock:
    Series A convertible $0.01 par value per share,
      liquidation preference $1,000 per share, 50,000 shares
      authorized, none issued...............................         --            --
Stockholders' equity:
    Common stock, $0.01 par value per share, 40,000,000
      shares authorized; 16,826,218 and 16,795,818 shares
      issued and outstanding at January 1, 2005 and January
      3, 2004, respectively.................................        168           168
    Additional paid-in capital..............................     89,076        88,870
    Unearned compensation...................................       (488)         (695)
    Retained earnings.......................................     79,672        83,228
    Other accumulated comprehensive loss....................     (1,936)       (2,066)
                                                               --------      --------
        Total stockholders' equity..........................    166,492       169,505
                                                               --------      --------
        Total liabilities and stockholders' equity..........   $266,505      $276,278
                                                               --------      --------
                                                               --------      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                              JANUARY 1    January 3,   January 4,
                                                                 2005         2004         2003
                                                                 ----         ----         ----
Net sales...................................................   $289,145     $325,337     $365,445
Cost of products sold.......................................    236,270      255,202      285,493
                                                               --------     --------     --------
Gross profit................................................     52,875       70,135       79,952
Selling, general and administrative expenses................     55,315       55,334       56,885
Non-recurring charge (income) (Note 11).....................         --       (1,426)          --
                                                               --------     --------     --------
Operating income (loss).....................................     (2,440)      16,227       23,067
Other expenses:
    Interest expense........................................      3,327        3,887        4,633
    Other, net..............................................          8           51           91
                                                               --------     --------     --------
Income (loss) before provision for income taxes.............     (5,775)      12,289       18,343
Provision (benefit) for income taxes........................     (3,733)       4,350        6,787
                                                               --------     --------     --------
Net income (loss)...........................................   $ (2,042)    $  7,939     $ 11,556
                                                               --------     --------     --------
Earnings (loss) per common share -- basic...................   $  (0.12)    $   0.48     $   0.72
                                                               --------     --------     --------
Earnings (loss) per common share -- diluted.................   $  (0.12)    $   0.47     $   0.69
                                                               --------     --------     --------
Weighted average shares outstanding -- basic................     16,819       16,671       16,022
                                                               --------     --------     --------
Weighted average shares outstanding -- diluted..............     16,819       16,958       16,847
                                                               --------     --------     --------

  The accompanying notes are an integral part of these consolidated financial statements.

                              -------------------

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                              JANUARY 1,   January 3,   January 4,
                                                                 2005         2004         2003
                                                                 ----         ----         ----
Net income (loss)...........................................   $ (2,042)    $  7,939     $ 11,556
                                                               --------     --------     --------
Other comprehensive income (loss)
    Foreign currency translation adjustments................        145           21         (829)
    Unrealized gain (loss) on hedging instruments...........        (15)          --           35
                                                               --------     --------     --------
        Other comprehensive income (loss)...................        130           21         (794)
                                                               --------     --------     --------
Comprehensive income (loss).................................   $ (1,912)    $  7,960     $ 10,762
                                                               --------     --------     --------
                                                               --------     --------     --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                    ADDITIONAL                                 OTHER           TOTAL
                                  COMMON   COMMON    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                  SHARES   STOCK     CAPITAL     COMPENSATION   EARNINGS    GAIN (LOSS)       EQUITY
                                  ------   -----     -------     ------------   --------    -----------       ------
Balance, December 29, 2001......  15,825    $158     $84,230       $     --     $65,408       $(1,293)       $148,503
    Net income..................     --       --          --             --      11,556            --          11,556
    Proceeds from stock options
      exercised, including tax
      benefits..................    301        3       2,244             --          --            --           2,247
    Proceeds from employee stock
      purchase plan.............     20       --         162             --          --            --             162
    Unearned stock option
      compensation..............     --       --       1,032         (1,032)         --            --              --
    Amortization of unearned
      compensation..............     --       --          --            131          --            --             131
    Foreign translation
      adjustment................     --       --          --             --          --          (829)           (829)
    Unrealized gain on hedging
      instruments...............     --       --          --             --          --            35              35
                                  ------    ----     -------       --------     -------       -------        --------
Balance, January 4, 2003........  16,146    $161     $87,668       $   (901)    $76,964       $(2,087)       $161,805
    Net income..................     --       --          --             --       7,939            --           7,939
    Proceeds from stock options
      exercised, including tax
      benefits..................    621        7       1,043             --          --            --           1,050
    Proceeds from employee stock
      purchase plan.............     29       --         159             --          --            --             159
    Amortization of unearned
      compensation..............     --       --          --            206          --            --             206
    Foreign translation
      adjustment................     --       --          --             --          --            21              21
    Cash dividends ($0.10 per
      share)....................     --       --          --             --      (1,675)           --          (1,675)
                                  ------    ----     -------       --------     -------       -------        --------
Balance, January 3, 2004........  16,796    $168     $88,870       $   (695)    $83,228       $(2,066)       $169,505
    Net income (loss)...........     --       --          --             --      (2,042)           --          (2,042)
    Proceeds from stock options
      exercised, including tax
      benefits..................     30       --         206             --          --            --             206
    Amortization of unearned
      compensation..............     --       --          --            207          --            --             207
    Foreign translation
      adjustment................     --       --          --             --          --           145             145
    Unrealized (loss) on hedging
      instruments...............     --       --          --             --          --           (15)            (15)
    Cash dividends ($0.09 per
      share)....................     --       --          --             --      (1,514)           --          (1,514)
                                  ------    ----     -------       --------     -------       -------        --------
BALANCE, JANUARY 1, 2005........  16,826    $168     $89,076       $   (488)    $79,672       $(1,936)       $166,492
                                  ------    ----     -------       --------     -------       -------        --------
                                  ------    ----     -------       --------     -------       -------        --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                              JANUARY 1,   January 3,   January 4,
                                                                 2005         2004         2003
                                                                 ----         ----         ----
Cash flows from operating activities:
    Net income (loss).......................................   $ (2,042)    $  7,939     $ 11,556
    Adjustments to reconcile net income to net cash provided
      by operating activities --
      Depreciation and amortization.........................     18,757       19,470       17,826
      Amortization of unearned compensation.................        207          206          131
      Deferred income tax provision (benefit)...............     (2,826)       1,752        4,737
      Tax benefit related to exercise of common stock
        options.............................................         41          429          879
    Changes in operating assets and liabilities --
      Accounts receivable...................................      3,710       (2,224)       5,901
      Inventories...........................................        534        6,501       (2,643)
      Prepaid expenses and other assets.....................      2,063          199       (3,607)
      Accounts payable and accrued expenses.................     (1,468)        (614)      (5,602)
      Other long-term liabilities...........................        801          715          (84)
                                                               --------     --------     --------
        Net cash provided by operating activities...........   $ 19,777     $ 34,373     $ 29,094
                                                               --------     --------     --------
Cash flows from investing activities:
    Purchases of property, plant and equipment..............    (14,891)      (7,921)     (32,094)
                                                               --------     --------     --------
Cash flows from financing activities:
    Change in revolving credit facility.....................         --      (16,200)      (2,300)
    Repayment of long-term debt.............................     (5,000)      (5,000)          --
    Repayments of capital lease obligations.................         --           --         (697)
    Proceeds from issuance of long-term debt................         --           --        5,000
    Capitalization of financing costs.......................         --           --         (130)
    Cash dividends..........................................     (1,514)      (1,675)          --
    Proceeds from exercise of common stock options and
      issuance of shares under the employee stock purchase
      plan..................................................        165          780        1,530
                                                               --------     --------     --------
        Net cash provided by (used in) financing
          activities........................................     (6,349)     (22,095)       3,403
Effect of exchange rates on cash............................          6          136           95
                                                               --------     --------     --------
Net increase (decrease) in cash.............................     (1,457)       4,493          498
Cash and cash equivalents, beginning of period..............      5,591        1,098          600
                                                               --------     --------     --------
Cash and cash equivalents, end of period....................   $  4,134     $  5,591     $  1,098
                                                               --------     --------     --------
Supplemental disclosure of cash flow information:
    Cash paid for (received):
        Interest............................................   $  3,438     $  4,335     $  4,169
        Income taxes, net...................................   $    108     $ (1,697)    $  2,547

  The accompanying notes are an integral part of these consolidated financial statements.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. OPERATIONS

    Quaker Fabric Corporation and subsidiaries (the 'Company' or 'Quaker') designs, manufactures and markets woven upholstery fabrics primarily for residential furniture markets and specialty yarns for use in the production of its own fabrics and for sale to distributors of craft yarns and manufacturers of home furnishings and other products.

    As discussed in Note 5, on March 11, 2005, the Company entered into Forbearance Agreements, as hereinafter defined, with respect to the Note Agreements, as hereinafter defined, and the Credit Agreement, as hereinafter defined. Pursuant to the Forbearance Agreements, the Company's Lenders, as hereinafter defined, agreed to waive certain specified covenant defaults as of January 1, 2005 and to forebear from enforcing their rights under the Note Agreements and the Credit Agreement until July 15, 2005 subject to certain terms and conditions. The Company is in discussions with a commercial bank (the 'Prospective Lender') regarding a proposed new credit facility to replace, and repay borrowings under, the Credit Agreement and the Note Agreements, including the payment of a prepayment penalty in an amount which may be as much as $2,300. Any such facility is expected to include terms which may be unfavorable to the Company including, but not limited to, the grant of security interests to the Prospective Lender to secure the payment and performance of the Company's obligations under the proposed credit facility and restrictions on the Company's capital expenditures going forward. There can be no assurance that the Company will reach agreement with the Prospective Lender on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers or agreements to forbear from the Lenders, the failure to obtain new financing would likely result in an Event of Default under the Note Agreements and the Credit Agreement and the inability to borrow under the Credit Agreement no later than July 16, 2005. Management anticipates that it will successfully conclude an agreement for this new credit facility before the expiry of the Forbearance Agreements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Quaker Fabric Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

    (b) Fiscal Year. The Company's fiscal year ends on the Saturday nearest to January 1 of each year. The fiscal years ended January 3, 2004 and January 1, 2005 each contained 52 weeks, while the fiscal year ended January 4, 2003 contained 53 weeks.

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

    (d) Cash and Cash equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments which are highly liquid in nature and have original maturities of three months or less. At January 1, 2005 and January 3, 2004, cash and cash equivalents included cash equivalents of $2,000 and $5,000, respectively.

    (e) Allowance for Doubtful Accounts and Sales Returns and Allowances. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among approximately 1,000 customers and no single customer represented more than 4.4% and 4.3% of the accounts receivable balance at January 1, 2005 and January 3, 2004, respectively.

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

    (f) Inventories. Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a FIFO basis. Cost for financial reporting purposes is determined by the last-in, first-out (LIFO) method. Inventories consist of the following at January 1, 2005 and January 3, 2004:

                                                         JANUARY 1,   January 3,
                                                            2005         2004
                                                            ----         ----
Raw materials..........................................   $22,072       $19,714
Work-in-process........................................     8,474         7,709
Finished goods.........................................    13,741        12,484
                                                          -------       -------
    Inventory at FIFO..................................    44,287        39,907
LIFO adjustment........................................      (754)        4,080
                                                          -------       -------
Inventory at LIFO......................................   $43,533       $43,987
                                                          -------       -------
                                                          -------       -------

    As of January 3, 2004, LIFO inventory values were higher than FIFO costs because manufacturing costs during 2003 were lower than the older historical costs used to value inventory on a LIFO basis.

    During the years ended January 1, 2005 and January 3, 2004, inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities. The effect of the inventory reduction in 2004 was immaterial. The effect of the inventory reduction in 2003 increased cost of goods sold by approximately $170, and decreased net income by approximately $110 or $0.01 per share.

    Approximately 60% of finished goods are produced upon receipt of a firm order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months.

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

    (i) Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142, 'Goodwill and Other Intangible Assets,' the Company ceased amortization of goodwill effective December 30, 2001. SFAS No. 142 requires companies to test all goodwill for impairment at least annually. At January 1, 2005, the Company was not required to recognize any impairment as a result of its annual impairment test.

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

    (k) Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted earnings (loss) per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. The following table reconciles weighted average

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                        JANUARY 1,   January 3,   January 4,
                                                           2005         2004         2003
                                                           ----         ----         ----
Weighted average common shares outstanding............    16,819       16,671       16,022
Dilutive potential common shares......................        --          287          825
                                                          ------       ------       ------
Weighted average common shares outstanding and
  dilutive potential common shares....................    16,819       16,958       16,847
                                                          ------       ------       ------
                                                          ------       ------       ------
Antidilutive options..................................     2,191        1,673        1,395
                                                          ------       ------       ------
                                                          ------       ------       ------

    Due to a loss for the year ended January 1, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive.

    (l) Foreign Currency. The assets and liabilities of the Company's Mexican and Brazilian operations are translated at period-end exchange rates, and statement of operations accounts are translated at weighted average exchange rates. The resulting translation adjustments are included in the consolidated balance sheet as a separate component of equity, 'Accumulated Other Comprehensive Loss,' and foreign currency transaction gains and losses are included with selling, general and administrative expenses in the consolidated statements of operations.

    The Company accounts for its derivative instruments in accordance with SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' and SFAS No. 138 'Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,' (collectively, SFAS No. 133, as amended) effective in fiscal 2001.

    SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting changes in the fair value of the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income (loss) and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

    The Company enters into forward exchange contracts to hedge the fair value of foreign currency denominated intercompany accounts payable. The purpose of the Company's foreign currency hedging activities is to minimize, for a period of time, the impact on the Company's results of operations of unforeseen fluctuations in foreign exchange rates. At January 1, 2005, the Company had 21 forward exchange contracts totaling $4,600, all maturing in less than 12 months, to exchange Brazilian reals and Mexican pesos for U.S. dollars. The Company has designated these contracts as fair value hedges intended to lock in the expected cash flows from the repayment of foreign currency denominated intercompany payables at the available forward rate at the inception of the contract. Changes in the fair value of the hedge instruments are recognized in earnings. At January 1, 2005, the fair value of these contracts resulted in a loss of $62.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The Company also enters into forward exchange contracts to hedge the purchase of fixed assets denominated in foreign currencies. At January 1, 2005, the Company had two forward contracts for $435 to hedge the purchase of equipment denominated in a foreign currency. The Company has designated this hedge as a cash flow hedge intended to reduce the risk of currency fluctuations from the time of order through delivery of the equipment. The fair value of these contracts is $15 as of January 1, 2005.

    These derivative financial instruments are for risk management purposes only and are not used for trading or speculative purposes.

    (m) Use of Estimates in the Preparation of Financial Statements. The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of income taxes, inventory reserves, accounts receivable reserves, the useful life or potential impairment of long lived assets, self insurance reserves, and the potential impairment of goodwill.

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

    (o) Fair Value of Financial Instruments. The Company's financial instruments mainly consist of cash, accounts receivable, accounts payable, foreign currency financial instruments and debt. The carrying amounts of these financial instruments as of January 1, 2005 approximate their fair values due to the short term nature and terms of these instruments, and also the rates available to the Company for debt and foreign currency financial instruments with similar terms and remaining maturities.

    (p) Shipping and Handling Costs. The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force (EITF) Issue 00-10, 'Accounting for Shipping and Handling Fees and Costs' (EITF 00-10). In accordance with this guidance, the Company records shipping and handling costs billed to customers as a component of revenue. Shipping and handling costs, which are included in cost of goods sold, are not significant.

    (q) Research and Development Costs. Expenditures for research and development are expensed as incurred. The Company expensed approximately $6,400, $7,900 and $7,900 in research and development costs during the years ended January 1, 2005, January 3, 2004 and January 4, 2003, respectively, primarily related to the development of new products.

    (r) Advertising Costs. Advertising expenditures consists primarily of print media and trade shows. All advertising costs are expensed during the period incurred and totaled $635, $926, and $1,015 for the years ended January 1, 2005, January 3, 2004 and January 4, 2003, respectively.

    (s) Stock Option Plans. As more fully described in Note 8, the Company has stock option plans in effect that provide for the grant of non-qualified stock options and other equity-based incentives to directors, officers and employees of the Company. The Company applies APB Opinion 25, 'Accounting

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

for Stock Issued to Employees,' and related interpretations in accounting for its stock option plans. The exercise price of stock options, set at the time of grant, is not less than the fair market value per share at the date of grant. Options have a term of 10 years and generally vest after 5 years.

    The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, 'Accounting for Stock-Based Compensation,' had been applied to the Company's stock option plans.

                                                         FISCAL YEAR ENDED
                                                ------------------------------------
                                                JANUARY 1,   January 3,   January 4,
                                                   2005         2004         2003
                                                   ----         ----         ----
Net income (loss), as reported................   $(2,042)      $7,939      $11,556
Add: Stock-based employee compensation expense
  included in net income (loss), net of
  related tax effects.........................       133          136           83
Less: Stock-based employee compensation
  expense determined under Black-Scholes
  option pricing model, net of related tax
  effects.....................................     1,176        1,056          889
                                                 -------       ------      -------
Pro forma net income (loss):..................   $(3,085)      $7,019      $10,750
                                                 -------       ------      -------
                                                 -------       ------      -------
Earnings (loss) per common share -- basic
    As reported...............................   $ (0.12)      $ 0.48      $  0.72
    Pro forma.................................   $ (0.18)      $ 0.42      $  0.67
Earnings (loss) per common share -- diluted
    As reported...............................   $ (0.12)      $ 0.47      $  0.69
    Pro forma.................................   $ (0.18)      $ 0.41      $  0.64

    (t) Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123, 'Share Based Payment.' The revised SFAS
No. 123 requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. The Company has not determined the effect of the new standard on its earnings, however, expense under the new standard will likely be somewhat higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values, and therefore, the effect on diluted earnings per share could change. The Company expects to adopt the revised rules on July 1, 2005, but has not determined whether it would adopt prospectively, or retrospectively to January 1, 2005.

    In November 2004, the FASB issued SFAS No. 151, 'Inventory Costs.' This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the financial statements of the Company.

    On December 17, 2003, the SEC issued SEC Staff Accounting Bulletin No. 104, 'Revenue Recognition' ('SAB 104'), which supersedes a portion of SEC Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements'
('SAB 101'). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21, 'Accounting for Revenue Arrangements with Multiple Deliverables' ('EITF
No. 00-21'). While the wording of

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

SAB 104 has changes to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                       JANUARY 1,    January 3,
                                                          2005          2004
                                                          ----          ----
Land.................................................   $  4,280      $  4,280
Buildings and improvements...........................     34,368        34,096
Leasehold improvements...............................      5,089         5,120
Machinery and equipment..............................    250,786       238,320
Furniture and fixtures...............................      2,253         2,206
Motor vehicles.......................................        169           169
Construction in progress.............................      1,312           506
                                                        --------      --------
                                                         298,257       284,697
Less -- Accumulated depreciation and amortization....    139,777       122,404
                                                        --------      --------
                                                        $158,480      $162,293
                                                        --------      --------
                                                        --------      --------

    Depreciation and amortization expense related to property, plant and equipment for the years ending January 1, 2005, January 3, 2004 and January 4, 2003 was $18,704, $19,418 and $17,723, respectively.

    During the fourth quarter of 2004, the Company temporarily idled certain machinery and equipment with a net book value of approximately $6,600 due to reduced manufacturing volumes. Based on the future expected cash flows associated with the redeployment of these assets, no impairment was recorded by the Company. In December 2004, the Company entered into a long-term lease for 540,000 square feet of manufacturing and warehousing space in Fall River, Massachusetts. This led the Company to reevaluate for impairment certain land previously held for development as a manufacturing location and management determined no impairment existed as of January 1, 2005. The net book value of this land is approximately $4,000. The Company currently intends to market this land for sale or development.

4. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                          JANUARY 1,   January 3,
                                                             2005         2004
                                                             ----         ----
Payroll and fringe benefits.............................   $ 1,644      $ 2,160
Workers' compensation...................................     3,000        3,100
Vacation................................................     2,433        2,595
Medical insurance.......................................     1,316        1,100
Interest................................................       726          837
Other...................................................     1,577        3,345
                                                           -------      -------
                                                           $10,696      $13,137
                                                           -------      -------
                                                           -------      -------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5. DEBT

    Debt consists of the following:

                                                          JANUARY 1,   January 3,
                                                             2005         2004
                                                             ----         ----
7.18% Senior Notes......................................   $30,000      $30,000
7.09% Senior Notes......................................     5,000       10,000
7.56% Series A Notes....................................     5,000        5,000
                                                           -------      -------
                                                            40,000       45,000
                                                           -------      -------
Less: current portion of debt...........................    40,000        5,000
                                                           -------      -------
Long-Term Debt..........................................   $    --      $40,000
                                                           -------      -------
                                                           -------      -------

    Quaker Fabric Corporation of Fall River ('QFR'), a wholly-owned subsidiary of the Company, two other subsidiaries of the Company (together with QFR, the 'Borrowers') and the Company, as guarantor, are parties to a Second Amended and Restated Credit Agreement, dated as of February 14, 2002, with a bank (the 'Bank') which expires January 31, 2007 (as amended, the 'Credit Agreement'). The Credit Agreement provides for a revolving credit facility and a letter of credit facility.

    Advances made under the Credit Agreement bear interest at either the prime rate plus 0.25% or the Eurodollar rate plus an 'Applicable Margin,' as determined by the Company. The Applicable Margin on advances is adjusted quarterly based on the Company's Leverage Ratio as defined in the Credit Agreement. The Applicable Margin for Eurodollar advances may range from 1.0% to 1.875%. The Company is also required to pay certain fees including a commitment fee which will vary based on the Company's Leverage Ratio. As of January 1, 2005, the commitment fee is 0.375% of the unused portion of the Credit Agreement which was $35,332, net of outstanding letters of credit of $4,668. Total commitment fees paid for the year ending January 1, 2005 were $184. As of January 1, 2005 and January 3, 2004, the Company had $0 outstanding under the Credit Agreement.

    QFR issued $45,000 of Senior Notes due October 2005 and 2007 (the 'Senior Notes') during 1997 under a Note Agreement (as amended, the 'Senior Note Agreement') with an insurance company (the 'Insurance Company' and together with the Bank, the 'Lenders'). The Senior Notes are unsecured and bear interest at a fixed rate of 7.09% on $15,000 and 7.18% on $30,000. The Senior Notes may be prepaid in whole or in part prior to maturity, at QFR's option, subject to a yield maintenance premium, as defined. Annual principal payments began on October 10, 2003 with a final payment due October 10, 2007. Annual principal payment amounts are three payments of $5,000 beginning in October 2003 (of which only the October 2005 payment is unpaid as of March 14, 2005), followed by two annual payments of $15,000 beginning in 2006.

    On February 14, 2002, QFR issued $5,000 of 7.56% Series A Notes due February 2009 (the 'Series A Notes' and together with the Senior Notes, the 'Term Notes') under a Note Purchase Agreement (as amended, the 'Series A Note Agreement' and together with the Senior Note Agreement, the 'Note Agreements') with the Insurance Company. The Series A Notes are unsecured and bear interest at a fixed rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at QFR's option, subject to a yield maintenance premium, as defined.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    As of January 1, 2005, required principal payments under the original terms of the Note Agreements are as follows:

                                             7.18% NOTE   7.09% NOTE   7.56% NOTE
                                             ----------   ----------   ----------
October 10, 2005...........................   $    --       $5,000       $   --
October 10, 2006...........................    15,000           --           --
October 10, 2007...........................    15,000           --           --
February 14, 2009..........................        --           --        5,000
                                              -------       ------       ------
                                              $30,000       $5,000       $5,000
                                              -------       ------       ------
                                              -------       ------       ------

    The long-term portion of the amounts outstanding under the Note Agreements was classified as 'current' on the Balance Sheet as of January 1, 2005, in accordance with Emerging Issues Task Force Issue 86-30, 'Classification of Obligations When a Violation is Waived by the Creditor' due to the debt covenant violations existing at January 1, 2005 referred to below.

    The Company and/or QFR are required to comply with a number of affirmative and negative covenants under the Credit Agreement and the Note Agreements, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company and QFR; restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation.

    On March 11, 2005, the Borrowers and the Company, as guarantor, entered into a Forbearance and Amendment to the Second Amended and Restated Credit Agreement (the 'Bank Forbearance Agreement'). Pursuant to the terms of the Bank Forbearance Agreement, the Borrowers and the Company acknowledged that in the absence of a waiver from the Bank, they would be in breach of both the debt service coverage ratio covenant and the profitable operations covenant in the Credit Agreement for the last quarter of 2004 and possibly in violation of those covenants and the leverage ratio and senior debt ratio covenants for each of the first and second quarters of 2005 and that these breaches would constitute Events of Default, as defined in the Credit Agreement (the 'Specified Bank Defaults'). In the Bank Forbearance Agreement, the Bank agreed to waive the Specified Bank Defaults through the period ending July 15, 2005 (the 'Limited Bank Waiver Period'), subject to certain conditions including the Bank's receipt of fully executed copies of a similar waiver from the Insurance Company with respect to the fixed charge coverage ratio, senior debt ratio and the total debt ratio set forth in the Note Agreements. The Bank Forbearance Agreement also provides for, among other things, (i) an increase in the interest rate and fees payable under the Credit Agreement, (ii) a reduction in the permitted aggregate amount of capitalized leases and purchase money debt to $5,000, (iii) the inclusion of a minimum EBITDA covenant, (iv) a change in the definition of EBIT,
(v) monthly financial reporting to the Bank, (vi) the grant, not later than March 31, 2005, of a perfected, first priority security interest (subject to certain exceptions, including pari passu liens to be granted to the holders of the Term Notes) in all personal property assets of the Borrowers and the Company then owned or thereafter acquired and the contemporaneous execution of an intercreditor agreement, in form and substance satisfactory to the Bank, among the Bank, the holders of the Term Notes, the Borrowers and the Company, which is a condition to any further borrowing under the Credit Agreement, and (vii) the reduction of the maximum amount of loans and letters of credit the Bank has agreed to make under the Credit Agreement to $15,000. In the Bank Forbearance Agreement, the Borrowers and the Company agreed that they will repay all amounts outstanding, and cash collateralize all letters of credit issued, under the Credit Agreement on July 16, 2005 and that at such time the Bank will have all of its rights and remedies under and in respect of the Credit Agreement and applicable law, including those arising

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

by virtue of the occurrence of the Specified Bank Defaults. The parties previously had entered into waivers on December 20, 2004, February 28, 2005 and March 4, 2005 with respect to the debt service coverage ratio covenant and the profitable operations covenant in the Credit Agreement and including a reduction in the Bank's Commitment to $20,000. As of March 14, 2004, there were no loans outstanding under the Credit Agreement, approximately $5,300 of letters of credit and unused availability (after a reduction of the Bank's Commitment, as defined in the Credit Agreement) of $9,700.

    On March 11, 2005, QFR and the Company, as guarantor, entered into a Forbearance to Note Agreements with respect to the Note Agreements with the Insurance Company (the 'Insurance Company Forbearance Agreement') and together with the Bank Forbearance Agreement, the 'Forbearance Agreements'). Pursuant to the terms of the Insurance Company Forbearance Agreement, QFR and the Company acknowledged that in the absence of a waiver from the Insurance Company, QFR and the Company would be in breach of the fixed charge coverage ratio set forth in the Note Agreements for the last quarter of 2004 and possibly for each of the first and second quarters of 2005 and possibly in breach of the senior debt ratio and total debt ratio set forth in the Note Agreements for each of the first and second quarters of 2005 and that this breach would constitute an Event of Default, as defined in the Note Agreements (the 'Specified Insurance Company Defaults'). In the Insurance Company Forbearance Agreement, the Insurance Company agreed to waive the Specified Insurance Company Defaults through the period ending July 15, 2005 (the 'Limited Insurance Company Waiver Period'), subject to certain conditions including, but not limited to, the Insurance Company's receipt of fully executed copies of a similar waiver from the Bank with respect to the debt service coverage ratio covenant, the profitable operations covenant, the senior debt ratio covenant and the leverage ratio covenant set forth in the Credit Agreement. The Insurance Company Forbearance Agreement also provides, among other things, (i) that the Company will not permit any Priority Debt (as defined in the Note Agreements) to be outstanding at anytime other than as permitted under the Note Agreements, (ii) the Company will not, and will not permit any subsidiary to, directly or indirectly create, incur, assume or permit to exist any Lien (as defined in the Note Agreements) for securing Recourse Obligations (as defined in the Note Agreements),
(iii) for the inclusion of a consolidated minimum EBITDA covenant, (iv) for monthly financial reporting to the Insurance Company, (v) for the grant, not later than March 31, 2005, of a perfected, first priority security interest (subject to certain exceptions, including pari passu liens to be granted to the Bank) in all personal property assets of the Borrowers and the Company then owned or thereafter acquired and the contemporaneous execution of an intercreditor agreement, in form and substance satisfactory to the Insurance Company, among the Bank, the Insurance Company, Borrowers and the Company and
(vi) that on or prior to July 10, 2005, the Company shall enter into a refinancing credit facility and using the proceeds thereof shall repay in full all of the Obligations (as defined in the Insurance Company Forbearance Agreement). Pursuant to the Insurance Company Forbearance Agreement, on
July 15, 2005, the Company has agreed to immediately repay to the Insurance Company all of the outstanding Obligations, and the Company has acknowledged that the Insurance Company shall be free in its sole and absolute discretion to proceed to enforce any or all of its rights and remedies under or in respect of the Note Agreements and applicable law, including without limitation, those of termination, acceleration, enforcement and other rights and remedies arising by virtue of the maturity of the Obligations and of the occurrence of the Specified Defaults. The parties previously had entered into waivers on December 22, 2004, February 28, 2005 and March 4, 2005 with respect to the fixed charge coverage covenant in the Note Agreements. As of March 14, 2005, QFR owed $40,000 principal plus accrued interest under the Note Agreements.

    The Company is in discussions with a commercial bank (the 'Prospective Lender') regarding a proposed new credit facility to replace, and repay borrowings under, the Note Agreements and the Credit Agreement. Prepayment of the Note Agreements may result in the Company incurring prepayment penalties in an amount which may be as much as $2,300. Any such facility is expected to include

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

terms which may be unfavorable to the Company including, but not limited to, the grant of security interests to the Prospective Lender to secure the payment and performance of QFR's and the Company's obligations under the proposed credit facility and restrictions on QFR's and the Company's capital expenditures going forward. There can be no assurance that the Company will reach agreement with the Prospective Lender on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers or agreements to forbear from the Lenders, the failure to obtain new financing would likely result in an Event of Default under the Note Agreements and the Credit Agreement and the inability to borrow under the Credit Agreement no later than July 16, 2005. Management anticipates that it will successfully conclude an agreement for this new credit facility before the expiry of the Forbearance Agreements.

    As of January 1, 2005, total scheduled debt principal payments under the original terms of the Note Agreements for each of the next five fiscal years and thereafter are as follows:

2005.......................................................  $ 5,000
2006.......................................................   15,000
2007.......................................................   15,000
2008.......................................................       --
2009.......................................................    5,000
Thereafter.................................................        0
                                                             -------
                                                             $40,000
                                                             -------
                                                             -------

6. INCOME TAXES

    Income (loss) before provision for income taxes consists of:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 1,   January 3,    January 4,
                                                         2005         2004          2003
                                                         ----         ----          ----
Domestic............................................   $(5,999)     $10,776       $18,008
Foreign.............................................       224        1,513           335
                                                       -------      -------       -------
                                                       $(5,775)     $12,289       $18,343
                                                       -------      -------       -------
                                                       -------      -------       -------

    The following is a summary of the provision (benefit) for income taxes:

                                                                FISCAL YEAR ENDED
                                                      --------------------------------------
                                                      JANUARY 1,   January 3,    January 4,
                                                         2005         2004          2003
                                                         ----         ----          ----
Federal
    Current.........................................   $(1,290)     $ 1,884       $ 1,174
    Deferred........................................    (3,538)       1,602         4,774
                                                       -------      -------       -------
                                                        (4,828)       3,486         5,948
                                                       -------      -------       -------
State
    Current.........................................       382          456           673
    Deferred........................................       640          120            49
                                                       -------      -------       -------
                                                         1,022          576           722
                                                       -------      -------       -------
Foreign
    Current.........................................         1          258           203
    Deferred........................................        72           30           (86)
                                                       -------      -------       -------
                                                            73          288           117
                                                       -------      -------       -------
                                                       $(3,733)     $ 4,350       $ 6,787
                                                       -------      -------       -------
                                                       -------      -------       -------

    A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows:

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                        JANUARY 1,   January 3,   January 4,
                                                           2005         2004         2003
                                                           ----         ----         ----
Provision for income taxes at statutory rate..........   $(2,021)      $4,301       $6,420
Increase in taxes resulting from:
    State and foreign income taxes, net of federal
      benefit.........................................       356          723          701
    Valuation allowance...............................       796           75          965
Decrease in taxes resulting from:
    State investment tax credits, net of federal
      provision.......................................      (438)        (223)      (1,119)
Extraterritorial income or foreign sales corporation
  benefit.............................................      (162)        (454)        (204)
Research and development tax credits..................    (1,988)          --           --
Other.................................................      (276)         (72)          24
                                                         -------       ------       ------
                                                         $(3,733)      $4,350       $6,787
                                                         -------       ------       ------
                                                         -------       ------       ------

    The Company has approximately $3,600 of federal tax credit carryforwards, of which approximately $1,300 expire from 2022 to 2025. The remaining federal tax credit carryforwards have no expiration date. The Company also has approximately $2,200 of net operating loss carryforwards which expire in 2024. The timing and use of the net operating loss carryforwards and tax credit carryforwards may be limited under applicable federal tax legislation. In addition, the Company has approximately $7,652 of state investment tax credit carryforwards, of which approximately $2,400 expire from 2008 to 2014. The remaining state tax credits have no expiration date. The timing and use of these credits is limited under applicable state income tax legislation. The Company has provided a valuation allowance for a portion of certain state tax credits that it has estimated may not be realized.

    The Company filed amended tax returns during the third quarter of 2003 with the Internal Revenue Service claiming $1,378 of research and development tax credits for the years 1993-2001. In addition, credits of $959 were claimed on originally filed tax returns for 2002 and 2003. During the fourth quarter of 2004, the Company reached agreement with the Internal Revenue Service on certain assessments and amended returns filed by the Company for the years 1997-1999. As a result of this agreement, in the fourth quarter of 2004, the Company recorded a tax benefit of $1,729 related to research and development tax credits for the years prior to 2004, and $259 related to 2004. Due to uncertainties in the tax law regarding qualified expenses, the Company has established a reserve for the balance of the tax credits.

    The Company is currently challenging tax assessments from the Massachusetts Department of Revenue (MDOR) for the years 1993-1998. During the third quarter of 2003, the Company filed amended tax returns with the MDOR claiming approximately $1,420 of research and development tax credits for the years 1993-2001. Also, additional credits of $737 were claimed on the originally filed tax returns for 2002 and 2003. The MDOR is currently reviewing the amended tax returns. There is significant uncertainty surrounding the amount, if any, and timing of the benefit that will be ultimately realized. The Company believes that it has a supportable basis for claiming these research and development tax credits, but the amounts are subject to an ongoing audit. Accordingly, the Company has not reflected the potential benefits of these credits in its financial statements for these or subsequent years. No benefit will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the tax authorities.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The significant items comprising the deferred tax asset/liability are as follows:

                                                   JANUARY 1, 2005         January 3, 2004
                                                ---------------------   ---------------------
                                                CURRENT    LONG-TERM    Current    Long-Term
                                                -------    ---------    -------    ---------
Assets:
    Tax credit carryforwards..................  $   750     $  7,815    $    --     $  4,722
    Receivable reserves.......................      739           --        706           --
    Accrued fringe benefits and workers'
      compensation............................      908        1,091        941        1,127
    Net operating loss........................      893           --         --           --
    Foreign net operating loss................       --           81         --          173
    Deferred compensation.....................       --          294         --          140
    Other.....................................       --          961        170          973
                                                -------     --------    -------     --------
        Total assets..........................    3,290       10,242      1,817        7,135
        Valuation allowance...................       --       (4,470)        --       (3,722)
                                                -------     --------    -------     --------
        Total assets, net of valuation
          allowance...........................    3,290        5,772      1,817        3,413
                                                -------     --------    -------     --------
Liabilities:
    Property basis differences................       --      (36,313)        --      (35,047)
    Inventory basis differences...............   (1,393)          --     (1,135)          --
    Other.....................................      (22)          --         --           --
                                                -------     --------    -------     --------
        Total liabilities.....................   (1,415)     (36,313)    (1,135)     (35,047)
                                                -------     --------    -------     --------
            Net assets (liabilities)..........  $ 1,875     $(30,541)   $   682     $(31,634)
                                                -------     --------    -------     --------
                                                -------     --------    -------     --------

7. COMMITMENTS AND CONTINGENCIES

    (a) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

    (b) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution control equipment at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900 over a three-year period, which began in 2003. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    (c) Leases. The Company leases certain facilities and equipment under operating lease agreements expiring at various dates from the current year to the year 2015. As of January 1, 2005, the aggregate minimum future commitments under leases are as follows:

                                                            OPERATING
                                                             LEASES
                                                             ------
2005......................................................   $ 4,837
2006......................................................     4,607
2007......................................................     2,580
2008......................................................     1,918
2009......................................................     1,800
Thereafter................................................    10,554
                                                             -------
                                                             $26,296
                                                             -------
                                                             -------

    Rent expense for operating leases for the years ended January 1, 2005, January 3, 2004 and January 4, 2003 was $4,466, $4,227, and $3,903,
respectively.

    (d) Letters of Credit. In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. As of January 1, 2005, the Company had issued or agreed to issue letters of credit totaling $4,668.

    (e) Employment Contract and Change-in-Control Agreements. In March 2004, the Company's Board of Directors amended and restated the President and Chief Executive Officer's Employment Agreement (the Employment Agreement). The Employment Agreement provides for Mr. Liebenow to continue to serve as President and Chief Executive Officer of the Company on a full-time basis through March 12, 2008, subject to an automatic three-year extension, unless terminated by the Company upon one year's prior notice and provides for certain payments to be made to Mr. Liebenow following certain termination events occurring in connection with a change in control. The Employment Agreement as amended effective October 4, 2004, provides for a base salary of $645, subject to such annual increases as may be determined by the Board of Directors, as well as certain benefits and reimbursement of expenses.

    If the Employment Agreement is terminated as the result of a termination without cause, Mr. Liebenow would be entitled to receive $1,935, plus the continuation of certain benefits. If the Employment Agreement is terminated as a result of a voluntary resignation, Mr. Liebenow would be entitled to receive $1,935, plus the continuation of certain benefits, provided he agrees not to engage in competition with the Company for a three year period following his termination date. If the Employment Agreement is terminated as the result of a termination for cause, Mr. Liebenow would be entitled to receive the continuation of certain benefits, plus payment of accrued, but unpaid, salary and benefits as of his termination date.

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

8. STOCK OPTIONS

    The Company has several stock option plans (the Plans) in effect that provide for the granting of non-qualified stock options and other equity-based incentives to directors, officers, and employees of the Company. Options under the Plans are generally granted at fair market value and vesting is determined by the Board of Directors.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    Stock Option Activity. A summary of the Company's stock option activity is as follows:

                                                             FISCAL YEAR ENDED
                                     ------------------------------------------------------------------
                                          JANUARY 1,             January 3,             January 4,
                                             2005                   2004                   2003
                                     --------------------   --------------------   --------------------
                                                 WEIGHTED               Weighted               Weighted
                                                   AVG.                   Avg.                   Avg.
                                     NUMBER OF   EXERCISE   Number of   Exercise   Number of   Exercise
                                      SHARES      PRICE      Shares      Price      Shares      Price
                                      ------      -----      ------      -----      ------      -----
Options outstanding, beginning of
  year.............................    3,218      $7.57       3,438      $6.14       3,047      $5.71
Granted............................       10      $9.12         535      $9.12         701      $7.33
Exercised..........................      (30)     $5.31        (621)     $1.00        (301)     $4.55
Forfeited..........................      (51)     $8.52        (134)     $7.38          (9)     $6.66
                                       -----                  -----                  -----
Options outstanding, end of year...    3,147      $7.58       3,218      $7.57       3,438      $6.14
Options exercisable................    2,125      $7.50       1,722      $7.65       1,972      $5.76
Options available for grant........    1,633         --          93         --         464         --
Weighted average fair value per
  share of options granted.........       --      $4.25          --      $5.13          --      $4.90

    The following table summarizes information for options outstanding and exercisable at January 1, 2005:

                                               Weighted       Weighted                     Weighted
                                                Average        Average                      Average
                                   Options     Exercise       Remaining        Options     Exercise
Range of Prices                  Outstanding     Price     Life (in years)   Exercisable     Price
---------------                  -----------     -----     ---------------   -----------     -----
$          1.77................        51       $ 1.37           1.2               51       $ 1.37
$ 1.78 --  3.53................         2         2.75           1.2                2         2.75
$ 3.54 --  5.30................       567         4.24           5.5              468         4.26
$ 5.31 --  7.07................       796         6.47           6.9              462         6.20
$ 7.08 --  8.84................       710         8.06           5.9              524         7.98
$ 8.85 -- 10.60................       913         9.56           6.2              510         9.90
$12.37 -- 14.14................        30        13.00           3.6               30        13.00
$15.90 -- 17.67................        78        17.67           3.4               78        17.67
                                    -----       ------          ----            -----       ------
                                    3,147       $ 7.58           6.0            2,125       $ 7.50
                                    -----       ------          ----            -----       ------
                                    -----       ------          ----            -----       ------

    At its regular meeting in December 2001, the Company's Board of Directors granted options to purchase 160 shares of common stock at an exercise price of $8.30 per share to certain individuals subject to shareholder approval of an increase of 750 shares in the number of shares available for grant under the Plans. At the May 16, 2002 Annual Meeting, shareholder approval was received. Accordingly, the Company recorded an unearned compensation charge equal to the difference between the exercise price and the fair value on the date of shareholder approval of $1,032. During 2004, 2003 and 2002, the Company recognized $207, $206 and $131 of amortization of unearned compensation, respectively.

    On December 12, 2003, pursuant to the terms of the Company's 1997 Stock Option Plan, the Company's Board of Directors granted to Mr. Liebenow, the Company's President and CEO, options covering 90,000 shares of common Stock, 10,000 shares of which were subject to shareholder approval at the Company's 2004 Annual Meeting of Shareholders, which approval was received. This option grant vests over a five year period, is exercisable for a period of ten years from the grant date, and has an exercise price of $9.12 per share, the fair market value of the Company's Common Stock on December 12, 2003.

    At the May 21, 2004 Annual Shareholder meeting, the 2004 Stock Incentive Compensation Plan was approved. A maximum of 1,500,000 shares may be issued under this plan. Awards under this plan

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

may be in the form of stock options, stock appreciation rights, restricted stock or other stock-based compensation, as determined by the Compensation Committee of the Board of Directors.

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

    Had compensation cost for awards granted in Fiscal 2004, Fiscal 2003 and Fiscal 2002 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income (loss) and earnings
(loss) per common share would have been as follows:

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                        JANUARY 1,   January 3,   January 4,
                                                           2005         2004         2003
                                                           ----         ----         ----
Net income (loss)
    As reported.......................................   $(2,042)      $7,939      $11,556
    Pro forma.........................................   $(3,085)      $7,019      $10,750
Earnings (loss) per common share -- basic
    As reported.......................................   $ (0.12)      $ 0.48      $  0.72
    Pro forma.........................................   $ (0.18)      $ 0.42      $  0.67
Earnings (loss) per common share -- diluted
    As reported.......................................   $ (0.12)      $ 0.47      $  0.69
    Pro forma.........................................   $ (0.18)      $ 0.41      $  0.64

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

    The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 15, 1994. The assumptions used for stock option grants and employee stock purchase right grants were as follows:

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                        JANUARY 1,   January 3,   January 4,
                                                           2005         2004         2003
                                                           ----         ----         ----
Expected volatility...................................     60.0%        60.0%        70.0%
Risk-free interest rate...............................      3.8%         3.8%         4.5%
Expected life of options..............................   7 YEARS      7 years      7 years
Expected dividends....................................      1.2%         1.2%           --

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

9. SEGMENT REPORTING

    The Company operates as a single business consisting of sales of two products; upholstery fabric and specialty yarns. Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

    Net foreign and export sales from the United States to unaffiliated customers by major geographical area were as follows:

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                        JANUARY 1,   January 3,   January 4,
                                                           2005         2004         2003
                                                           ----         ----         ----
United States.........................................   $253,101     $285,178     $317,231
Canada................................................     12,892       14,032       17,750
Mexico................................................      7,915        9,650       11,256
Middle East...........................................      4,493        5,508        7,221
South America.........................................      2,567        2,306        2,863
Europe................................................      4,168        4,142        4,687
All other areas.......................................      4,009        4,521        4,437
                                                         --------     --------     --------
                                                         $289,145     $325,337     $365,445
                                                         --------     --------     --------
                                                         --------     --------     --------

    Net sales by product category are as follows:

                                                                 FISCAL YEAR ENDED
                                                        ------------------------------------
                                                        JANUARY 1,   January 3,   January 4,
                                                           2005         2004         2003
                                                           ----         ----         ----
Fabric................................................   $268,701     $314,685     $349,757
Yarn..................................................     20,444       10,652       15,688
                                                         --------     --------     --------
                                                         $289,145     $325,337     $365,445
                                                         --------     --------     --------
                                                         --------     --------     --------

10. EMPLOYEE BENEFIT PLANS
(reflects actual dollar and share amounts)

    The Company has established a 401(k) plan (the 401(k) Plan) for eligible employees of the Company who may contribute up to 100% of their annual salaries (up to $13,000 for 2004) to the 401(k) Plan. All contributions made by an employee are fully vested and are not subject to forfeiture. Each year the Company contributes on behalf of each participating employee an amount equal to 100% of the first $200 contributed by each employee and 25% of the next $800 contributed by such employee, for a maximum annual Company contribution of $400 per employee. The Company's matching contribution was $517,000, $595,000, and $586,000, in Fiscal 2004, 2003, and 2002, respectively. An employee is fully vested in the contributions made by the Company upon his or her completion of five years of participation in the 401(k) Plan.

    Effective October 1, 1997, the Company established an Employee Stock Purchase Plan (the ESPP) under which a maximum of 100,000 shares of common stock may be purchased by eligible employees. All full-time employees of the Company, other than officers of the Company, are eligible to participate in the ESPP.

    The ESPP provides for quarterly 'purchase periods' within each of the Company's fiscal years. Shares are purchased through payroll deductions (of not less than 1% nor more than 10% of

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

compensation as defined, or up to a maximum of $10,000 in a designated dollar amount per year.) The purchase price for shares is 85% of the fair market value of the common stock at the date of purchase. For Fiscal Years 2004, 2003, and 2002 the Company issued 0 shares, 28,774 shares, and 19,899 shares respectively, under the Plan. Purchases by the Plan were suspended in 2004. Management intends to dissolve the Plan and distribute the shares to the individual participants.

11. NON-RECURRING ITEM

    In December 2003, the Company settled a tariff dispute with the Mexican tax authorities, receiving $1,426 net of legal fees. As a result, a non-recurring, pre-tax gain of $1,426 ($769 after-tax or $0.05 per diluted share) was recorded in the fourth quarter of 2003.

12. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the results of operations for each of the quarters within the years ended January 1, 2005 and January 3, 2004.

                                                           FIRST    SECOND     THIRD    FOURTH
                          2004                            QUARTER   QUARTER   QUARTER   QUARTER
                          ----                            -------   -------   -------   -------
NET SALES...............................................  $84,384   $73,132   $63,585   $68,044
GROSS MARGIN............................................   18,695    13,399    11,715     9,066
OPERATING INCOME (LOSS).................................    4,670        18    (2,470)   (4,658)
NET INCOME (LOSS).......................................  $ 2,438   $  (482)  $(2,128)  $(1,870)
EARNINGS (LOSS) PER COMMON SHARE -- BASIC...............  $  0.15   $ (0.03)  $ (0.13)  $ (0.11)
EARNINGS (LOSS) PER COMMON SHARE -- DILUTED.............  $  0.14   $ (0.03)  $ (0.13)  $ (0.11)

                                                           First    Second     Third    Fourth
                          2003                            Quarter   Quarter   Quarter   Quarter
                          ----                            -------   -------   -------   -------
Net sales...............................................  $90,225   $73,886   $80,765   $80,461
Gross margin............................................   18,967    14,485    17,843    18,840
Operating income........................................    4,716     1,187     4,262     6,062
Net income..............................................  $ 2,313   $   165   $ 2,177   $ 3,284
Earnings per common share -- basic......................  $  0.14   $  0.01   $  0.13   $  0.20
Earnings per common share -- diluted....................  $  0.14   $  0.01   $  0.13   $  0.19

---------

(1) All quarters in 2004 and 2003 were 13 weeks.

(2) Earnings per common share for the quarters presented have each been calculated separately. Accordingly, quarterly amounts may not sum to the fiscal year amount presented.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF QUAKER FABRIC CORPORATION:

We have completed an integrated audit of Quaker Fabric Corporation's January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its January 3, 2004 and January 4, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Quaker Fabric Corporation and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of January 1, 2005. Based on this evaluation, our CEO and CFO concluded that, as of January 1, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2005, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 1, 2005.

    Management's assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

    No change in our internal control over financial reporting occurred during the fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ SANGWOO AHN
...........................................
Sangwoo Ahn
Chairman of the Board

/s/ LARRY A. LIEBENOW
...........................................
Larry A. Liebenow
President and Chief Executive Officer

/s/ PAUL J. KELLY
...........................................
Paul J. Kelly
Vice President and Chief Financial Officer

March 16, 2005

ITEM 9B. OTHER INFORMATION

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders (the 'Proxy Statement') to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

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

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K

(i) Financial Statements

   Consolidated Balance Sheets -- January 1, 2005 and January 3, 2004

   Consolidated Statements of Operations -- For the years ended January 1, 2005, January 3, 2004 and January 4, 2003

   Consolidated Statements of Comprehensive Income (Loss) -- For the years ended January 1, 2005, January 3, 2004 and January 4, 2003

   Consolidated Statements of Changes in Stockholders' Equity -- For the years ended January 1, 2005, January 3, 2004, and January 4, 2003

   Consolidated Statements of Cash Flows -- For the years ended January 1, 2005, January 3, 2004 and January 4, 2003

   Notes to Consolidated Financial Statements

   Report of Independent Registered Public Accounting Firm

(ii) Financial Statement Schedules

    The following financial statement schedule of the Company included herein should be read in conjunction with the audited financial statements incorporated by reference in this Form 10-K.

    Schedule II -- Valuation and Qualifying Accounts

    Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

    All other schedules for the Company are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

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

10.93  -- Software License Agreement dated April 30, 2001 between
          QFR and SSA Global Technologies, Inc.(11)
10.94  -- Purchase and Sale Agreement, dated June 29, 2001, between
          QFR and Whaling Mfg. Co., Inc.(11)
10.95  -- High Point, North Carolina Warehouse Lease Extension
          Agreement, dated July 29, 2001, between QFR and Bresmiro
          Associates, LLC.(11)
10.96  -- Purchase and Sale Agreement, dated September 4, 2001, between QFR and Charles McAnsin Associates, LP.(11)
10.97  -- Los Angeles Warehouse First Amendment to Standard
          Industrial Lease Agreement, dated September 24, 2001,
          between QFR and CIIF Associates II, LP.(11)
10.98  -- Energy Supply Agreement, dated December 4, 2001, between
          QFR and Select Energy, Inc.(11)
10.99  -- Second Amended and Restated Credit Agreement, dated
          February 14, 2002, among QFR, Quaker Textile Corp., Quaker
          Fabric Mexico, S.A. de C.V., the Company, and Fleet
          National Bank.(11)
10.100 -- Note Purchase and Private Shelf Agreement, dated
          February 14, 2002, between QFR and The Prudential
          Insurance Company of America.(11)
10.101 -- Form of stock option agreement between the Company and outside directors, prior to participation in the 1997
          Stock Option Plan.(12)
10.102 -- Natural Gas Service Terms Agreement, dated May 20, 2002, between QFR and AllEnergy Gas and Electric Marketing
          Company, L.L.C.(12)
10.103 -- Form of extension of change in control agreement, dated
          December 13, 2002, between the Company, each of its vice
          presidents, and its controller.(12)
10.104 -- Form of indemnification agreement, dated December 13,
          2002, between the Company and each of its directors and
          officers.(12)
10.105 -- Software License Agreement dated December 31, 2002 between QFR and SPSS, Inc.(12)
10.106 -- Mexico City, Mexico Warehouse Lease, dated February 6,
          2003, between Quaker Fabric Mexico, S.A. de C.V. and Irene
          Font Byrom.(12)
10.107 -- Amendment No. 1 to Software License Agreement, dated
          February 24, 2003, between QFR and Adexa, Inc.(12)
*10.108 -- Amended and Restated Employment Agreement, dated as of
          March 17, 2004, between the Company and Larry A. Liebenow.
          (13)
10.109 -- Quaker Fabric Corporation 2004 Stock Incentive Plan. (14)
10.110 -- Purchase and Sale Agreement with respect to 81 Commerce
          Drive, Fall River, Massachusetts dated July 2, 2004 by and among Charles McAnsin Associates, A Limited Partnership,
          as Seller, Joan Fabrics Corporation, Main Street Textiles,
          L.P., Quaker Fabric Corporation of Fall River, as
          Purchaser, and Stewart Title Guaranty Company, as Escrow
          Agent. (15)
10.111 -- Amendment effective as of October 1, 2004 to the Note
          Agreement dated as of October 10, 1997 between Quaker
          Fabric Corporation of Fall River, Pruco Life Insurance
          Company and the Prudential Insurance Company of America.
          (16)
10.112 -- Amendment effective as of October 1, 2004 to the Note
          Purchase and Private Shelf Agreement dated as of
          February 14, 2002 between Quaker Fabric Corporation of
          Fall River, Pruco Life Insurance Company and The
          Prudential Insurance Company of America. (16)
10.113 -- Amendment No. 1 to Second Amended and Restated Credit
          Agreement dated as of August 16, 2004 by and among Quaker
          Fabric Corporation of Fall River, Quaker Textile
          Corporation and Quaker Fabric Mexico, S.A. de C.V., as
          Borrowers, Quaker Fabric Corporation, as Parent, and Fleet
          National Bank, as the Lender. (16)
10.114 -- Lease Agreement dated December 16, 2004 by and between
          Charles McAnsin Associates, A Limited Partnership, as
          Landlord, and Quaker Fabric Corporation of Fall River, as
          Tenant. (17)
10.115 -- Lease Guaranty dated December 16, 2004 executed by Quaker
          Fabric Corporation, as Guarantor. (17)
10.116 -- Use and Occupancy Agreement dated December 16, 2004 by and between Quaker Fabric Corporation of Fall River, as
          Licensor, and Joan Fabrics Corporation, as Licensee. (17)

10.117 -- Escrow Agreement dated December 16, 2004 by and among
          Wilmer Cutler Pickering Hale and Dorr LLP, as Escrow
          Agent, Quaker Fabric Corporation of Fall River, Quaker
          Fabric Corporation, and Charles McAnsin Associates, A
          Limited Partnership. (17)
10.118 -- Waiver Agreement dated as of December 22, 2004 to the
          Note Agreement dated as of October 10, 1997 and the Note
          Purchase and Private Shelf Agreement, dated as of February
          14, 2002 by and among Quaker Fabric Corporation of Fall
          River, Pruco Life Insurance Company and The Prudential
          Insurance Company of America. (18)
10.119 -- Waiver and Amendment dated as of December 20, 2004 to the
          Second Amended and Restated Credit Agreement dated as of
          February 14, 2002 by and among Quaker Fabric Corporation
          of Fall River, Quaker Textile Corporation and Quaker
          Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric
          Corporation, as Parent, and Fleet National Bank, as the
          Lender. (18)
10.120 -- Escrow Extension Agreement dated January 14, 2005 by and among Wilmer Cutler Pickering Hale and Dorr LLP, as Escrow
          Agent, Quaker Fabric Corporation of Fall River, Quaker
          Fabric Corporation and Charles McAnsin Associates, A
          Limited Partnership. (19)
10.121 -- Escrow Extension Agreement dated January 20, 2005 by and among Wilmer Cutler Pickering Hale and Dorr LLP, as Escrow
          Agent, Quaker Fabric Corporation of Fall River, Quaker
          Fabric Corporation and Charles McAnsin Associates, A
          Limited Partnership. (19)
10.122 -- Waiver and Amendment dated as of March 4, 2005 to Second
          Amended and Restated Credit Agreement dated as of
          February 14, 2002 by and among Quaker Fabric Corporation
          of Fall River, Quaker Textile Corporation and Quaker
          Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric
          Corporation, as Parent, and Fleet National Bank, as the
          Lender. (20)
10.123 -- Waiver Agreement dated as of March 4, 2005 to the Note
          Agreement dated as of October 10, 1997 and the Note
          Purchase and Private Shelf Agreement, dated as of
          February 14, 2002 by and among Quaker Fabric Corporation
          of Fall River, Pruco Life Insurance Company and The
          Prudential Insurance Company of America. (20)
10.124 -- Waiver and Amendment dated as of February 28, 2005 to
          Second Amended and Restated Credit Agreement dated as of
          February 14, 2002 by and among Quaker Fabric Corporation
          of Fall River, Quaker Textile Corporation and Quaker
          Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric
          Corporation, as Parent, and Fleet National Bank, as the
          Lender. (20)
10.125 -- Waiver Agreement dated as of February 28, 2005 to the
          Note Agreement dated as of October 10, 1997 and the Note
          Purchase and Private Shelf Agreement, dated as of
          February 14, 2002 by and among Quaker Fabric Corporation
          of Fall River, Pruco Life Insurance Company and The
          Prudential Insurance Company of America. (20)
10.126 -- Forbearance and Amendment dated as of March 11, 2005 to
          Second Amended and Restated Credit Agreement dated as of
          February 14, 2002 by and among Quaker Fabric Corporation
          of Fall River, Quaker Textile Corporation and Quaker
          Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric
          Corporation, as Parent, and Fleet National Bank, as the
          Lender. (21)
10.127 -- Forbearance Agreement dated as of March 11, 2005 to the
          Note Agreement dated as of October 10, 1997 and the Note
          Purchase and Private Shelf Agreement, dated as of February
          14, 2002 by and among Quaker Fabric Corporation of Fall
          River, Pruco Life Insurance Company and The Prudential
          Insurance Company of America. (21)
21     -- Subsidiaries.(5)
*23    -- Consent of PricewaterhouseCoopers LLP.
*31    -- Certificates of Chief Executive Officer and Chief
          Financial Officer pursuant to Securities and Exchange Act
          Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 dated
          March 16, 2005.
*32    -- Certificate of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. section 1350 dated
          March 16, 2005.

---------

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-69002, initially filed with the Securities and Exchange Commission on September 17, 1993, as amended.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

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

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

(14) Incorporated by reference to the Company's 2004 Proxy Statement.

(15) Incorporated by reference to the Company's Current Report on Form 8-K dated July 2, 2004.

(16) Incorporated by reference to the Company's Current Report on Form 8-K dated October 12, 2004.

(17) Incorporated by reference to the Company's Current Report on Form 8-K dated December 16, 2004.

(18) Incorporated by reference to the Company's Current Report on Form 8-K dated December 20, 2004.

(19) Incorporated by reference to the Company's Current Report on Form 8-K dated January 21, 2005.

(20) Incorporated by reference to the Company's Current Report on Form 8-K dated February 28, 2005.

(21) Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2005.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

                                          QUAKER FABRIC CORPORATION

                                          By: /s/ LARRY A. LIEBENOW
                                              ..................................

LARRY A. LIEBENOW                            LARRY A. LIEBENOW
                                             CHIEF EXECUTIVE OFFICER,
                                             PRESIDENT, AND DIRECTOR

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

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----
             /s/ LARRY A. LIEBENOW          Chief Executive Officer, President, and  March 16, 2005
 .........................................    Director
           (LARRY A. LIEBENOW)

            /s/ PAUL J. KELLY               Vice President -- Finance (Chief         March 16, 2005
 .........................................    Financial and Accounting Officer)
             (PAUL J. KELLY)

             /s/ SANGWOO AHN                Chairman of the Board                    March 16, 2005
 .........................................
              (SANGWOO AHN)

           /s/ JERRY I. PORRAS              Director                                 March 16, 2005
 .........................................
            (JERRY I. PORRAS)

        /s/ ERIBERTO R. SCOCIMARA           Director                                 March 16, 2005
 .........................................
         (ERIBERTO R. SCOCIMARA)

                                                                     SCHEDULE II

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED JANUARY 4, 2003, JANUARY 3, 2004, AND JANUARY 1, 2005
                             (DOLLARS IN THOUSANDS)

                                                                                  NET
                                                     BALANCE AT   PROVISIONS   DEDUCTIONS    BALANCE
                                                     BEGINNING    CHARGED TO      FROM       AT END
                   DESCRIPTIONS                      OF PERIOD    OPERATIONS   ALLOWANCES   OF PERIOD
                   ------------                      ---------    ----------   ----------   ---------
Year Ended January 4, 2003
    Bad Debt Reserve...............................    $  449       $  725      $  (546)     $  628
    Sales Returns & Allowances Reserve.............    $1,263       $5,848      $(5,913)     $1,198

Year Ended January 3, 2004
    Bad Debt Reserve...............................    $  628       $  497      $  (279)     $  846
    Sales Returns & Allowances Reserve.............    $1,198       $3,971      $(3,926)     $1,243

Year Ended January 1, 2005
    Bad Debt Reserve...............................    $  846       $1,141      $(1,027)     $  960
    Sales Returns & Allowances Reserve.............    $1,243       $3,531      $(3,700)     $1,074

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Quaker Fabric Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2005 appearing in the 2004 Annual Report to Shareholders of Quaker Fabric Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule included herein. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2005

GENERAL INFORMATION

DIRECTORS
---------

SANGWOO AHN, Chairman
Founding Partner
Morgan Lewis Githens & Ahn

LARRY A. LIEBENOW
President and CEO
Quaker Fabric Corporation

DR. JERRY I. PORRAS,
Lane Professor of Organizational
Behavior and Change, Emeritus
Graduate School of Business -- Stanford University

ERIBERTO R. SCOCIMARA
President and Chief Executive Officer
Hungarian-American Enterprise Fund

COMMITTEES
----------

AUDIT COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

COMPENSATION AND STOCK OPTION COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

OFFICERS
--------

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

CORPORATE DATA
--------------

CORPORATE OFFICE
Quaker Fabric Corporation
941 Grinnell Street
Fall River, Massachusetts 02721
(508) 678-1951

ANNUAL MEETING
11:00 a.m., May 26, 2005
Quaker Fabric Corporation
1082 Davol Street
Fall River, Massachusetts 02720

TRANSFER AGENT AND REGISTRAR
Equiserve Trust Company, N.A.
P.O. Box 43010 Providence, RI 02940-3010
(781) 575-3120
http://www.equiserve.com

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers LLP
125 High Street
Boston, Massachusetts 02110

LEGAL COUNSEL
Proskauer Rose LLP
1585 Broadway
New York, New York 10036

NASDAQ: QFAB

[LLOYD'S REGISTER QUALITY ASSURANCE LOGO]


                          Quaker Fabric Corporation
                             941 Grinnell Street
                             Fall River, MA 02721

                                  Nasdaq QFAB
                             --------------------
                             www.quakerfabric.com




                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................   'TM'
The registered trademark symbol shall be expressed as....................    'r'