Form 10-Q
period 2005-04-02
QUAKER FABRIC CORP /DE/
filed 2005-05-12
CIK 103341

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

For the quarterly period ended April 2, 2005

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

         As of May 11, 2005, 16,826,218 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------

Table of Contents



                            QUAKER FABRIC CORPORATON
                          Quarterly Report on Form 10-Q
                          Quarter ending April 2, 2005




PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets                                        2

         Consolidated Statements of Income                                  3

         Consolidated Statements of Comprehensive Income                    3

         Consolidated Statements of Cash Flows                              4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition and   17
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24

Item 4.  Controls and Procedures                                           25




PART II  OTHER INFORMATION



Item 6.  Exhibits                                                          26

         Signatures                                                        27

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share information)

                                                                               April 2,        January 1,
                                                                                 2005             2005
                                                                           ----------------------------------
ASSETS                                                                         (Unaudited)       (Audited)
Current assets:
    Cash and cash equivalents                                                 $      1,588    $      4,134
    Accounts receivable, less reserves of $1,456 and $2,034 at
      April 2, 2005 and January 1, 2005, respectively                               39,682          40,708
    Inventories                                                                     49,591          43,858
    Prepaid and deferred income taxes                                                2,828           2,929
    Production supplies                                                              1,887           1,820
    Prepaid insurance                                                                1,711             929
    Other current assets                                                             6,037           6,215
                                                                              ------------    ------------
         Total current assets                                                      103,324         100,593
Property, plant and equipment, net                                                 154,962         158,480
Other assets:
    Goodwill                                                                         5,432           5,432
    Other assets                                                                     1,951           2,000
                                                                              ------------    ------------
         Total assets                                                         $    265,669    $    266,505
                                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of debt                                                   $     40,000    $     40,000
    Accounts payable                                                                20,527          15,359
    Accrued expenses                                                                10,625          11,838
                                                                              ------------    ------------
         Total current liabilities                                                  71,152          67,197
Deferred income taxes                                                               29,346          30,541
Other long-term liabilities (Note 9)                                                 1,731           2,275
Commitments and contingencies (Note 7)
Redeemable preferred stock:
    Series A convertible, $0.01 par value per share, liquidation preference
      $1,000 per share, 50,000 shares authorized, none issued                         --              --
Stockholders' equity:
    Common stock, $0.01 par value per share, 40,000,000 shares authorized;
      16,826,218 shares issued and outstanding as of
      April 2, 2005 and January 1, 2005, respectively                                  168             168
    Additional paid-in capital                                                      89,076          89,076
    Unearned compensation                                                             (437)           (488)
    Retained earnings                                                               76,582          79,672
    Other accumulated comprehensive loss                                            (1,949)         (1,936)
                                                                              ------------    ------------
      Total stockholders' equity                                                   163,440         166,492
                                                                              ------------    ------------
      Total liabilities and stockholders' equity                              $    265,669    $    266,505
                                                                              ============    ============


  The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)



                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                Apr. 2,          Apr. 3,
                                                                                  2005            2004
                                                                              ------------    ------------
                                                                                      (Unaudited)


Net sales                                                                     $     59,215    $     84,384
Cost of products sold                                                               51,534          65,689
                                                                              ------------    ------------
Gross profit                                                                         7,681          18,695
Selling, general and administrative expenses                                        12,149          14,025
                                                                              ------------    ------------
Operating income (loss)                                                             (4,468)          4,670
Other expenses:
  Interest expense                                                                     748             847
  Other expenses (income)                                                               88             (16)
                                                                              ------------    ------------
Income (loss) before provision for income taxes                                     (5,304)          3,839
Provision (benefit) for income taxes                                                (2,214)          1,401
                                                                              ------------    ------------
Net income (loss)                                                             $     (3,090)   $      2,438
                                                                              ============    ============
Earnings (loss) per common share - basic                                      $      (0.18)   $       0.15
                                                                              ============    ============
Earnings (loss) per common share - diluted                                    $      (0.18)   $       0.14
                                                                              ============    ============
Dividends per common share                                                    $       --      $      0.030
                                                                              ============    ============
Weighted average shares outstanding - basic                                         16,826          16,810
                                                                              ============    ============

Weighted average shares outstanding - diluted                                       16,826          17,307
                                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements

--------------------------------------------------------------------------------

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Amounts in thousands)


                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                 Apr. 2,         Apr. 3,
                                                                                  2005            2004
                                                                              ------------    ------------
                                                                                       (Unaudited)
Net income (loss)                                                             $     (3,090)   $      2,438
                                                                              ------------    ------------
Other comprehensive loss
      Foreign currency translation adjustments                                         (17)             (3)

      Unrealized gain (loss) on hedging instruments                                      4             (35)
                                                                              ------------    ------------
            Other comprehensive loss                                                   (13)            (38)
                                                                              ------------    ------------
Comprehensive income (loss)                                                   $     (3,103)   $      2,400
                                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                 Apr. 2,         Apr. 3,
                                                                                  2005            2004
                                                                              ------------    ------------
                                                                                       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                           $     (3,090)   $      2,438
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                                                  4,487           4,870
      Amortization of unearned compensation                                             51              52
      Deferred income taxes                                                         (1,195)          1,029
      Tax benefit related to exercise of common stock options                         --                29
Changes in operating assets and liabilities:
   Accounts receivable                                                               1,075          (3,515)
   Inventories                                                                      (5,734)         (3,305)
   Prepaid expenses and other assets                                                  (177)          1,318
   Accounts payable and accrued expenses                                             3,955           5,658
   Other long-term liabilities                                                        (544)             90
                                                                              ------------    ------------
       Net cash provided by (used in) operating activities                          (1,172)          8,664
                                                                              ------------    ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                           (821)         (2,851)
                                                                              ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of common stock options and
      issuance of shares under the employee stock purchase plan                       --               108
  Debt financing costs                                                                (492)           --
  Cash dividends                                                                      --              (504)
                                                                              ------------    ------------
        Net cash used in financing activities                                         (492)           (396)
                                                                              ------------    ------------
Effect of exchange rates on cash                                                       (61)            (53)
                                                                              ------------    ------------
Net increase (decrease) in cash                                                     (2,546)          5,364
Cash and cash equivalents, beginning of period                                       4,134           5,591
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                      $      1,588    $     10,955
                                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)



Note 1 - OPERATIONS

         Quaker Fabric Corporation and subsidiaries (the "Company" or "Quaker") designs, manufactures and markets woven upholstery fabrics primarily for residential furniture markets and specialty yarns for use in the production of its own fabrics and for sale to distributors of craft yarns and manufacturers of home furnishings and other products.

         As discussed in Note 5, on March 11, 2005, the Company entered into Forbearance Agreements, as hereinafter defined, with respect to the Note Agreements, as hereinafter defined, and the Credit Agreement, as hereinafter defined. Pursuant to the Forbearance Agreements, the Company's Lenders, as hereinafter defined, agreed to waive certain specified covenant defaults as of January 1, 2005 and to forebear from enforcing their rights under the Note Agreements and the Credit Agreement until July 15, 2005 subject to certain terms and conditions. On April 18, 2005, the Company entered into a commitment letter with Bank of America, N.A. and Banc of America Securities LLC (the "Bank Commitment Letter") pursuant to which Bank of America, N.A. agreed, subject to certain conditions, to provide the Company with a five (5) year, $70.0 million secured senior credit facility ("Senior Credit Facility") including both a revolving credit facility and a term loan and Banc of America Securities LLC, agreed to form a syndicate of financial institutions to syndicate the facility. Proceeds from the Senior Credit Facility would be used to liquidate all debt currently outstanding under the Credit Agreement and the Note Agreements. There can be no assurance that the financing transaction contemplated by the Bank Commitment Letter will be consummated on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers or agreements to forbear from the Lenders, the failure to obtain new financing would likely result in an Event of Default under the Note Agreements and the Credit Agreement and the inability to borrow under the Credit Agreement no later than July 16, 2005. Management, however, anticipates that the Company will successfully consummate the Senior Credit Facility prior to the expiry of the Forbearance Agreements.


Note 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and operations of Quaker Fabric

Corporation and Subsidiaries (the "Company"). Operating results for the three months ended April 2, 2005 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 2005. Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no impact on the Company's financial position or results of operations.


Earnings (Loss) Per Common Share

         Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted earnings per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to a loss for the three months ended April 2, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the three months ended April 2, 2005 would have been 59. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                  Apr. 2,      Apr. 3,
                                                                                   2005          2004
                                                                                   ----          ----
                                                                                     (In thousands)
Weighted average common shares outstanding                                          16,826         16,810
Dilutive potential common shares                                                      --              497
                                                                              ------------   ------------
Weighted average common shares outstanding
     and dilutive potential common shares                                           16,826         17,307
                                                                              ============   ============
Antidilutive options                                                                 2,678            493
                                                                              ============   ============


Goodwill

         Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company ceased amortization of goodwill effective December 30, 2001. SFAS No. 142 requires companies to test all goodwill for impairment at least annually. The Company evaluates goodwill for impairment annually (at year end) or when changes in events and circumstances warrant an evaluation. The Company tested goodwill for impairment at January 1, 2005 and determined that there was no impairment of goodwill.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on property and equipment on a straight-line basis over their estimated useful lives. The useful life for leasehold improvements is initially established as the lesser of (i) the useful life of the asset or (ii) the initial term of the lease excluding renewal option periods, unless it is reasonably assured that renewal options will be exercised based on the existence of a bargain renewal option or economic penalties. If the exercise of renewal options is reasonably assured due to the existence of bargain renewal options or economic penalties, such as the existence of significant leasehold improvements, the useful life of the leasehold improvements includes both the initial term and any renewal periods.


Note 3 - INVENTORIES

         Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a first-in, first-out (FIFO) basis. Cost for financial reporting purposes is determined using the last-in, first-out (LIFO) method.

         Inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and raw material warehousing costs are all capitalized into inventory and included in cost of goods sold as related inventory is sold. Finished goods warehousing costs and the cost of operating the Company's finished product distribution centers are included in SG&A expenses.


         Inventories consisted of the following:

                                                             April 2,      January 1,
                                                              2005            2005
                                                              -----           ----
          Raw materials                                   $     27,643    $     22,397
          Work-in-process                                        9,936           8,474
          Finished goods                                        14,257          13,741
                                                          ------------    ------------
               Inventory at FIFO                                51,836          44,612
          LIFO adjustment                                       (2,245)           (754)
                                                          ------------    ------------
               Inventory at LIFO                          $     49,591    $     43,858
                                                          ============    ============

Note 4 - SEGMENT REPORTING

         The Company operates as a single business segment consisting of sales of two products, upholstery fabric and specialty yarns. Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

         Net sales to unaffiliated customers by major geographical area were as follows:


                                                          Three Months Ended
                                                          ------------------
                                                         Apr. 2,       Apr. 3,
                                                          2005          2004
                                                          ----          ----
                                                          (In thousands)

               United States                         $    52,001   $    75,238
               Canada                                      2,703         3,441
               Mexico                                      1,614         2,338
               Middle East                                   456           689
               South America                                 945           678
               Europe                                        772         1,111
               All Other                                     724           889
                                                     -----------   -----------
                                                     $    59,215   $    84,384
                                                     ===========   ===========


         Net sales by product category are as follows:

                                                          Three Months Ended
                                                          ------------------
                                                         Apr. 2,       Apr. 3,
                                                          2005          2004
                                                          ----          ----
                                                           (In thousands)

               Fabric                                $    53,491   $    78,372
               Yarn                                        5,724         6,012
                                                     -----------   -----------
                                                     $    59,215   $    84,384
                                                     ===========   ===========

Note 5 - DEBT

         Debt consists of the following:

                                                   April 2,     January 1,
                                                    2005          2005
                                                    -----         ----

         7.18% Senior Notes                    $    30,000   $    30,000
         7.09% Senior Notes                          5,000         5,000
         7.56% Series A Notes                        5,000         5,000
                                               -----------   -----------
                                               $    40,000   $    40,000
                                               ===========   ===========


         Quaker Fabric Corporation of Fall River ("QFR"), a wholly-owned subsidiary of the Company, two other subsidiaries of the Company (together with QFR, the "Borrowers") and the Company, as guarantor, are parties to a Second Amended and Restated Credit Agreement, dated as of February 14, 2002, with a bank (the "Bank") which expires January 31, 2007 (as amended, the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility and a letter of credit facility.

         Advances made under the Credit Agreement bear interest at either the prime rate plus 0.25% or the Eurodollar rate plus an "Applicable Margin," as determined by the Company. The Applicable Margin on advances is adjusted quarterly based on the Company's Leverage Ratio as defined in the Credit Agreement. The Applicable Margin for Eurodollar advances may range from 1.0% to 1.875%. The Company is also required to pay certain fees including a commitment fee which will vary based on the Company's Leverage Ratio. As of April 2, 2005, the commitment fee is 0.375% of the unused portion of the Credit Agreement which was $9,804, net of outstanding letters of credit of $5,196. As of April 2, 2005 and January 1, 2005, the Company had $0 outstanding under the Credit Agreement.

         QFR issued $45,000 of Senior Notes due October 2005 and 2007 (the "Senior Notes") during 1997 under a Note Agreement (as amended, the "Senior Note Agreement") with an insurance company (the "Insurance Company" and together with the Bank, the "Lenders"). The Senior Notes bear interest at a fixed rate of 7.09% on $15,000 and 7.18% on $30,000. The Senior Notes may be prepaid in whole or in part prior to maturity, at QFR's option, subject to a yield maintenance premium, as defined. Annual principal payments began on October 10, 2003 with a final payment due October 10, 2007. Annual principal payment amounts are three payments of $5,000 beginning in October 2003 (of which only the October 2005 payment is unpaid as of March 14, 2005), followed by two annual payments of $15,000 beginning in 2006.

         On February 14, 2002, QFR issued $5,000 of 7.56% Series A Notes due February 2009 (the "Series A Notes" and together with the Senior Notes, the "Term Notes") under a Note Purchase Agreement (as amended, the "Series A Note Agreement" and together with the Senior Note Agreement, the "Note Agreements") with the Insurance Company. The Series A Notes bear interest at a fixed rate of 7.56%, payable semiannually. The Series A Notes may be prepaid in whole or in part prior to maturity, at QFR's option, subject to a yield maintenance premium, as defined.

         As of April 2, 2005, required principal payments under the original terms of the Note Agreements are as follows:

                                          7.18% Note    7.09% Note    7.56% Note
                                         -----------   -----------   -----------
              October 10, 2005           $      --     $     5,000   $      --
              October 10, 2006                15,000          --            --
              October 10, 2007                15,000          --            --
              February 14, 2009                 --            --           5,000
                                         -----------   -----------   -----------
                                         $    30,000   $     5,000   $     5,000
                                         ===========   ===========   ===========

         The long-term portion of the amounts outstanding under the Note Agreements was classified as "current" on the Balance Sheet as of April 2, 2005 and January 1, 2005, in accordance with Emerging Issues Task Force Issue 86-30, "Classification of Obligations When a Violation is Waived by the Creditor" due to the debt covenant violations existing at April 2, 2005 and January 1, 2005 referred to below.

         The Company and/or QFR are required to comply with a number of affirmative and negative covenants under the Credit Agreement and the Note Agreements, including, but not limited to, maintenance of certain financial tests and ratios (including interest coverage ratios, net worth related ratios, and net worth requirements); limitations on certain business activities of the Company and QFR; restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. QFR is prohibited under the Credit Agreement and the Note Agreements from paying dividends or otherwise transferring funds to the Company. Restricted net assets as of April 2, 2005 equal 100% of the net assets of the Company. Until March 31, 2005, the Company's obligations under the Credit Agreement and the Note Agreements were unsecured.

         On March 11, 2005, the Borrowers and the Company, as guarantor, entered into a Forbearance and Amendment to the Second Amended and Restated Credit Agreement (the "Bank Forbearance Agreement"). Pursuant to the terms of the Bank Forbearance Agreement, the Borrowers and the Company acknowledged that in the absence of a waiver from the Bank, they would be in breach of both the debt service coverage ratio covenant and the profitable operations covenant in the Credit Agreement for the last quarter of 2004 and possibly in violation of those covenants and the leverage ratio and senior debt ratio covenants for each of the first and second quarters of 2005 and that these breaches would constitute Events of Default, as defined in the Credit Agreement (the "Specified Bank Defaults"). In the Bank Forbearance Agreement, the Bank agreed to waive the Specified Bank Defaults through the period ending July 15, 2005 (the "Limited Bank Waiver Period"), subject to certain conditions including the Bank's receipt of fully executed copies of a similar waiver from the Insurance Company with respect to the fixed charge coverage ratio, senior debt ratio and the total debt ratio set forth in the Note Agreements. The Bank Forbearance Agreement also provides for, among other things, (i) an increase in the interest rate and fees payable under the Credit Agreement, (ii) a reduction in the permitted aggregate amount of capitalized leases and purchase money debt to $5,000, (iii) the inclusion of a minimum EBITDA covenant, (iv) a change in the definition of EBIT,
(v) monthly financial reporting to the Bank, (vi) the grant, not later than March 31, 2005, of a perfected, first priority security interest (subject to certain exceptions, including pari passu liens to be granted to the holders of the Term Notes) in all personal property assets of the Borrowers and the Company then owned or thereafter acquired and the contemporaneous execution of an intercreditor agreement, in form and substance satisfactory to the Bank, among the Bank, the holders of the Term Notes, the Borrowers and the Company, which is a condition to any further borrowing under the Credit Agreement, and (vii) the reduction of the maximum amount of loans and letters of credit the Bank has agreed to make under the Credit Agreement to $15,000. In the Bank Forbearance Agreement, the Borrowers and the Company agreed that they will repay all amounts outstanding, and cash collateralize all letters of credit issued, under the Credit Agreement on July 16, 2005 and that at such time the Bank will have all of its rights and remedies under and in respect of the Credit Agreement and applicable law, including those arising by virtue of the occurrence of the Specified Bank Defaults. The parties previously had entered into waivers on December 20, 2004, February 28, 2005 and March 4, 2005 with respect to the debt service coverage ratio covenant and the profitable operations covenant in the Credit Agreement and including a reduction in the Bank's Commitment to $20,000. As of April 2, 2005, there were no loans outstanding under the Credit Agreement, approximately $5,200 of letters of credit and unused availability (after a reduction of the Bank's Commitment, as defined in the Credit Agreement) of $9,800.

         On March 11, 2005, QFR and the Company, as guarantor, entered into a Forbearance to Note Agreements with respect to the Note Agreements with the Insurance Company (the "Insurance Company Forbearance Agreement") and together with the Bank Forbearance Agreement, the "Forbearance Agreements"). Pursuant to the terms of the Insurance Company Forbearance Agreement, QFR and the Company acknowledged that in the absence of a waiver from the Insurance Company, QFR and the Company would be in breach of the fixed charge coverage ratio set forth in the Note Agreements for the last quarter of 2004 and possibly for each of the first and second quarters of 2005 and possibly in breach of the senior debt ratio and total debt ratio set forth in the Note Agreements for each of the first and second quarters of 2005 and that this breach would constitute an Event of Default, as defined in the Note Agreements (the "Specified Insurance Company Defaults"). In the Insurance Company Forbearance Agreement, the Insurance Company agreed to waive the Specified Insurance Company Defaults through the period ending July 15, 2005 (the "Limited Insurance Company Waiver Period"), subject to certain conditions including, but not limited to, the Insurance Company's receipt of fully executed copies of a similar waiver from the Bank with respect to the debt service coverage ratio covenant, the profitable operations covenant, the senior debt ratio covenant and the leverage ratio covenant set forth in the Credit Agreement. The Insurance Company Forbearance Agreement also provides, among other things, (i) that the Company will not permit any Priority Debt (as defined in the Note Agreements) to be outstanding at anytime other than as permitted under the Note Agreements,
(ii) the Company will not, and will not permit any subsidiary to, directly or indirectly create, incur, assume or permit to exist any Lien (as defined in the Note Agreements) for securing Recourse Obligations (as defined in the Note Agreements), (iii) for the inclusion of a consolidated minimum EBITDA covenant,
(iv) for monthly financial reporting to the Insurance Company, (v) for the grant, not later than March 31, 2005, of a perfected, first priority security interest (subject to certain exceptions, including pari passu liens to be granted to the Bank) in all personal property assets of the Borrowers and the Company then owned or thereafter acquired and the contemporaneous execution of an intercreditor agreement, in form and substance satisfactory to the Insurance Company, among the Bank, the Insurance Company, Borrowers and the Company and
(vi) that on or prior to July 10, 2005, the Company shall enter into a refinancing credit facility and using the proceeds thereof shall repay in full all of the Obligations (as defined in the Insurance Company Forbearance Agreement). Pursuant to the Insurance Company Forbearance Agreement, on July 15, 2005, the Company has agreed to immediately repay to the Insurance Company all of the outstanding Obligations, and the Company has acknowledged that the Insurance Company shall be free in its sole and absolute discretion to proceed to enforce any or all of its rights and remedies under or in respect of the Note Agreements and applicable law, including without limitation, those of termination, acceleration, enforcement and other rights and remedies arising by virtue of the maturity of the Obligations and of the occurrence of the Specified Defaults. The parties previously had entered into waivers on December 22, 2004, February 28, 2005 and March 4, 2005 with respect to the fixed charge coverage covenant in the Note Agreements. As of April 2, 2005, QFR owed $40,000 principal plus accrued interest under the Note Agreements.

         On March 31, 2005, the Borrowers and the Company (i) consented to an Intercreditor and Collateral Agency Agreement by and among the Bank, as Collateral Agent, and the Bank and the Insurance Company, as Lenders, (the "Intercreditor Agreement," (ii) executed a security agreement pursuant to which the Borrowers and the Company granted to the Lenders a perfected, first priority security interest in all personal property assets of the Borrowers and the Company then owned or thereafter acquired, (the "Security Agreement,") and (iii) entered into various other agreements with the Lenders which provide, among other things, that the Bank has no obligation to make further Advances or to issue, extend or renew Letters of Credit for the Company's accounts to the extent that any such Advances or Letter of Credit Obligations would increase the Company's obligations to the Bank by more than $10.0 million (the "Other Agreements.") As a result, all of the conditions to the continued effectiveness of the Bank Forbearance Agreement and the Insurance Company Forbearance Agreement were satisfied, and the Borrowers' right to borrow under the Credit Agreement, as amended, was reinstated.

         On April 18, 2005, the Company and QFR entered into a commitment letter with Bank of America, N.A. ("BofA") and Banc of America Securities LLC ("BAS") pursuant to which BofA agreed, subject to certain conditions, to provide QFR with a five (5) year, $70.0 million secured Senior Credit Facility (the "Senior Credit Facility") including both a revolving credit facility of up to $50.0 million (the "Revolving Credit Facility") and a term loan of up to $20.0 million (the "Term Loan") and BAS agreed to form a syndicate of financial institutions to syndicate the facility (the "Bank Commitment Letter"). Proceeds from the Senior Credit Facility will be used to replace and repay borrowings under the Note Agreements and the Credit Agreement. Prepayment of the Note Agreements may result in the Company incurring prepayment penalties which may be as much as $2,300.

         The commitments of the BofA and BAS under the Bank Commitment Letter are subject to a number of conditions including, but not limited to, completion of BofA's due diligence effort, negotiation and execution of satisfactory definitive documentation, no material adverse change in the banking or financial markets and no material adverse change in QFR's financial condition or prospects for the future.

         The Bank Commitment Letter also provides that advances to QFR under the Revolving Credit Facility would be limited to a formula based on QFR's accounts receivable and inventory minus an "Availability Reserve" (and such other reserves as the BofA may establish.) In addition, all obligations to the Bank and any other Lenders would be secured by first priority liens upon all of QFR's and the Company's assets and on the assets of any Guarantor, and amortization of the Term Loan would be over a five year period beginning six months after the closing date of the Senior Credit Facility with principal payments made on a quarterly basis.

         In addition, the financing agreements contemplated by the Bank Commitment Letter are expected to include customary financial covenants, reporting obligations, and certain affirmative and negative covenants including, but not limited to, restrictions on dividend payments, capital expenditures, indebtedness, liens and acquisitions and investments.

         There can be no assurance that the financing transaction contemplated by the Bank Commitment Letter will be consummated on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers or agreements to forbear from the Company's existing lenders, the failure to obtain new financing would likely result in an Event of Default under the Company's existing debt agreements and the inability to borrow under the Company's existing revolving credit facility no later than July 16, 2005. Management, however, anticipates that the Company will successfully consummate the Senior Credit Facility prior to the expiry of the Forbearance Agreements.


Note 6 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         Accounting for Stock-Based Compensation. The Company discloses stock-based compensation information in accordance with SFAS 148 and SFAS 123. SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25. The Company has elected to continue to account for its stock option plans under APB 25 as well as to provide disclosure of stock based compensation as outlined in SFAS 123 as amended by SFAS 148. SFAS 123 requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. SFAS 123 does not apply to awards made prior to June 24, 1995, and so all pro forma disclosures include only the effects of all options granted after June 24, 1995. Additional awards in future years are anticipated. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future expectations.

         Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income (loss) and earnings (loss) per common share would have been as follows:


                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                  Apr. 2,         Apr. 3,
                                                                                    2005            2004
                                                                                    ----            ----
                                                                                     (In thousands)
                                                                                      (Unaudited)

Net income (loss), as reported                                                $     (3,090)   $      2,438

Add: Stock-based employee compensation
     expense included in net income, net of
     related tax effects                                                                30              33
Less: Stock-based employee compensation
     expense determined under the fair value
     method, net of related tax effects                                               (229)           (295)
                                                                              ------------    ------------
Pro forma net income (loss):                                                  $     (3,289)   $      2,176
                                                                              ============    ============

Earnings (loss) per common share - basic
     As reported                                                              $      (0.18)   $       0.15
     Pro forma                                                                $      (0.20)   $       0.13

Earnings (loss) per common share - diluted
     As reported                                                              $      (0.18)   $       0.14
     Pro forma                                                                $      (0.20)   $       0.13

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

         The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 15, 1994. The assumptions used for stock option grants and employee stock purchase right grants were as follows:

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                    Apr. 2,         Apr. 3,
                                                                                      2005            2004
                                                                                      ----            ----
Expected volatility                                                                   60.0%           60.0%
Risk-free interest rate                                                                3.8%            3.8%
Expected life of options                                                           7 years         7 years
Expected dividends                                                                     0.0%            1.2%


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



Note 7 - COMMITMENTS AND CONTINGENCIES

         (a) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

         (b) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution control equipment at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900, to be spent ratably over a three-year period, which began in 2003. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

Note 8 - INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that the Company would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently. Management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

         The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.

Note 9 - DEFERRED COMPENSATION PLAN

         The Company maintains a deferred compensation plan for certain senior executives of the Company. Benefits payable upon retirement are grossed up by the Company's marginal tax rate. During the first quarter of 2005, the Company reduced Other Long-term Liabilities and Selling, General, and Administrative expenses by approximately $575, primarily due to four executives contractually waiving their rights to have their benefit grossed up by the marginal tax rate.

Note 10 - NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect there to be any material effect on the consolidated financial ftatements upon adoption of the new standard.

         In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." Statement 123 (revised) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement

123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS 123 (revised) on its consolidated financial statements.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 151 on its consolidated financial statements.

         In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005 as qualifying activity occurs, the Company will recognize the allowable deductions through its effective tax rate at that time.

         In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The adoption of FAS 109-2 does not have any material effect on the Company's consolidated financial statements.

         In December 2004 the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-Monetary Assets" as an amendment to Accounting Principles Board Opinion No. 29 (APB 29), "Accounting for Non-Monetary Transactions." APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the Company's consolidated financial statements upon adoption of the new standard.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2004" was a 52 week period ended January 1, 2005 and "Fiscal 2005" will be a 52 week period ending December 31, 2005. The first three months of Fiscal 2004 and Fiscal 2005 ended April 3, 2004 and April 2, 2005, respectively.

Critical Accounting Policies

         The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first three months of 2005 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect there to be any material effect on the Company's consolidated financial statements upon adoption of the new standard.

         In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." Statement 123 (revised) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS 123 (revised) on its consolidated financial statements.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 151 on its consolidated financial statements.

         In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005 as qualifying activity occurs, the Company will recognize the allowable deductions through its effective tax rate at that time.

         In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The adoption of FAS 109-2 does not have any material effect on the Company's consolidated financial statements.

         In December 2004 the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-Monetary Assets" as an amendment to Accounting Principles Board Opinion No. 29 (APB 29), "Accounting for Non-Monetary Transactions." APB 29 prescribes that exchanges of non-monetary transactions should be measured based on the fair value of the assets exchanged, while providing an exception for non-monetary exchanges of similar productive assets. SFAS 153 eliminates the exception provided in APB 29 and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for all non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect there to be any material effect on the Company's consolidated financial statements upon adoption of the new standard.

General
-------

         Quaker is a leading designer, manufacturer and worldwide marketer of a broad range of woven upholstery fabrics which it sells at various price points primarily to manufacturers of residential furniture. The Company is also a leading developer and manufacturer of specialty yarns. Approximately 13.5% of the Company's net revenues during the first quarter of 2005 were attributable to fabrics sold outside the United States and approximately 60.0% of Quaker's fabrics are manufactured to customer order.

         Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings and fully upholstered furniture into the U.S. market, with industry data indicating that sales of imported fabrics in both roll and "kit" form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Competition in the U.S. domestic market may further intensify as a result of the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

         The Company's fabric products compete with other furniture coverings, including leather, suede, microdenier "faux suede", prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and "kit" form from low labor cost countries, particularly China, have enjoyed growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures, and in some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

         Competitive factors in the industry include product design, product pricing, customer service and quality. Recent improvements in service levels and product design have enhanced the competitive position of lower cost imported products, particularly those products coming into the United States from China. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company's financial condition and operating performance. Incoming orders during the first quarter of 2005 were down approximately 15.2% compared to the first quarter of 2004. The total backlog of fabric and yarn products at the end of the first quarter of 2005 was up $2.1 million compared to that of a year ago, the dollar value of the yarn backlog was up $2.9 million or 60.7%, while the dollar value of the fabric backlog was down $0.8 million or 3.7%. The Company does not anticipate further sequential declines in net sales in the near future in either the domestic or foreign markets.

Results of Operations  - Quarterly Comparison
---------------------

         Net Sales. Net sales for the first quarter of 2005 decreased $25.2 million, or 29.8%, to $59.2 million from $84.4 million in first quarter of 2004. Net fabric sales within the United States decreased 33.2%, to $46.3 million in the first quarter of 2005 from $69.2 million in the first quarter of 2004, as a result of weak overall furniture demand and increased competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and "kit" form, primarily from low labor cost countries in Asia. Net foreign sales decreased 21.1%, to $7.2 million in the first quarter of 2005 from $9.1 million in the first quarter of 2004. This decrease in foreign sales was due primarily to lower sales in Mexico, Canada, Europe and the Middle East. In Mexico, the Company competes primarily with Mexican weavers which typically offer their products at prices lower than the Company's. The Company has lost some additional market share to these lower cost local mills. Sales in Europe declined primarily due to general economic weakness. In Canada, where furniture manufacturers sell furniture into both the United States and Canadian markets, competition from faux suede fabrics and leather increased during the first quarter of 2005 and contributed to a more difficult competitive environment. The political climate in the Middle East continued to have a negative impact on sales into that region during the first quarter of 2005. Net yarn sales decreased to $5.7 million in the first quarter of 2005 from $6.0 million in the first quarter of 2004. Yarn sales decreased in the third and fourth quarters of 2004 to approximately $4.5 million and $3.7 million, respectively. Yarn sales in the first quarter of 2005 increased compared to the prior quarter principally due to strong sales of craft yarns to a single customer. The Company anticipates that yarn sales will remain stable for the near future.

         The gross volume of fabric sold decreased 33.3%, to 9.4 million yards in the first quarter of 2005 from 14.0 million yards in the first quarter of 2004. The weighted average gross sales price per yard increased 1.8%, to $5.74 in the first quarter of 2005 from $5.64 in the first quarter of 2004 as a result of product mix changes. The Company sold 35.9% fewer yards of middle to better-end fabrics and 29.1% fewer yards of promotional-end fabrics in the first quarter of 2005 than in the first quarter of 2004. The average gross sales price per yard of middle to better-end fabrics increased by 4.8%, to $6.94 in the first quarter of 2005 from $6.62 in the first quarter of 2004. The average gross sales price per yard of promotional-end fabrics decreased by 1.5%, to $4.02 in first quarter of 2005 from $4.08 in the first quarter of 2004.

         Gross Margin. The gross margin percentage for the first quarter of 2005 decreased to 13.0% as compared to 22.2% for the first quarter of 2004. The 29.8% drop in net sales in the first quarter of 2005 compared to the first quarter of 2004 caused fixed manufacturing costs as a percentage of net sales to increase, leading to a decline in the gross margin of approximately 5.6%. Non-recurring and unusual costs of approximately $1.7 million during the quarter reduced the gross margin performance in the first quarter of 2005 by an additional 2.9%. These costs include temporary pricing increases of raw materials, and overtime charges and inventory carrying costs related to Solutia's decision to exit the acrylic fiber business and the liquidation of Du-Re, both of which have been important suppliers for the Company. Solutia and Du-Re related supply interruptions during the first quarter of 2005 caused the Company to incur additional costs, including overtime, in order to fill customer orders. The Company had put alternative suppliers in place by the end of the first quarter. and these new suppliers had begun furnishing raw materials to the Company at lower costs by the beginning of the second quarter of 2005.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $12.1 million in the first quarter of 2005 as compared to $14.0 for the first quarter of 2004. Selling, general and administrative expenses as a percentage of net sales were 20.5% and 16.6% in the first quarter of 2005 and 2004, respectively. Reducing costs in the first quarter of 2005, such as sales commissions related to lower sales, payroll costs attributable to staffing reductions and an adjustment in certain assumptions used to value benefits due to the Company's executives under the terms of its non-qualified deferred compensation plan were partially offset by approximately $0.6 million of severance costs associated with the reduction in force completed during the quarter and various increases in professional fees. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

         Interest Expense. Interest expense decreased to $0.7 million in the first quarter of 2005 from $0.8 million in the first quarter of 2004, primarily due tolower average levels of senior debt.

         Effective Tax Rate. The Company's effective tax rate was a benefit of 41.75% in the first quarter of 2005 compared to a provision of 36.5% in the first quarter of 2004. The change in the effective tax rate is due to an expected loss for 2005 plus the additional benefit of federal research and development tax credits.

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

Liquidity and Capital Resources
-------------------------------

         The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, add new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance (ii) increases in the Company's working capital needs related to its sales growth, and (iii) investments in the Company's information technology systems.

         The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow. The Company's net cash provided by (used in) operating activities was ($1.2) million, and $8.7 million in the first quarter of 2005, and 2004, respectively. Cash provided by operating activities decreased during the first quarter of 2005 due principally to a $5.5 million reduction in net income, a $2.2 million reduction in the deferred tax provision, and an increase in the Company's raw material inventory position primarily to build a "safety stock" of fiber from Solutia, Inc. ("Solutia").

         In January 2005, Solutia, the Company's supplier of acrylic fiber, announced that it would be exiting the acrylic business, with operations at Solutia's acrylic manufacturing facilities expected to cease in April 2005. Approximately 36% of the Company's filling yarns are acrylic and are purchased from spinners that have historically used acrylic fiber purchased from Solutia. As a result of this, the Company took steps to build a safety stock of fiber during the first quarter of 2005, resulting in an overall increase in inventory. This safety stock is meant to facilitate the Company's transition from Solutia to other sources of acrylic fiber and the Company expects to use all of it before the end of the third quarter.

         Capital expenditures for the first three months of 2005 and 2004 were $0.8 million, and $2.9 million, respectively. Capital expenditures during 2005 were funded by operating cash flow. Management anticipates that capital expenditures for new projects will total approximately $7.6 million in 2005 consisting principally of facilities maintenance expenditures, modifications needed at the 540,000 square foot manufacturing and warehousing facility leased by the Company in December 2004 and a modest amount of new equipment needed to support the expansion of the Company's craft yarn sales. As of April 2, 2005 and January 1, 2005, the Company had no loans outstanding under the Credit Agreement and $5.2 million and $5.3 million of letters of credit outstanding, respectively. As of May 11, 2005, the Company had $4.0 million outstanding under the Credit Agreement and availability of $6.2 million. Management believes that cash on hand, operating income and borrowings under the Credit Agreement, will provide sufficient funding for the Company's capital expenditures, working capital and debt service needs for the foreseeable future, subject to the favorable resolution of discussions with its Lenders (as hereinafter defined) described below.

         As discussed in Note 5 to the financial statements, on March 11, 2005, the Company entered into Forbearance Agreements, as hereinafter defined, with respect to the Note Agreements, and the Credit Agreement. Pursuant to the Forbearance Agreements, the Company's Lenders, agreed to waive certain specified covenant defaults as of January 1, 2005 and to forebear from enforcing their rights under the Note Agreements and the Credit Agreement until July 15, 2005, subject to certain terms and conditions, including but not limited to the grant by the Company to the Lenders of a first priority security interest in all personal property assets of the Company.

          On April 18, 2005, the Company entered into a commitment letter with Bank of America, N.A. and Banc of America Securities LLC pursuant to which Bank of America, N.A. agreed, subject to certain conditions, to provide the Company with a five (5) year, $70.0 million secured senior credit facility ("Senior Credit Facility") including both a revolving credit facility and a term loan and Banc of America Securities LLC agreed to form a syndicate of financial institutions to syndicate the facility. Proceeds from the Senior Credit Facility would be used to liquidate all debt and satisfy all obligations currently outstanding under the Credit Agreement and the Note Agreements. There can be no assurance that the financing transaction contemplated by the Bank of America, N.A. Commitment Letter will be consummated on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers or agreements to forbear from the Lenders, the failure to obtain new financing would likely result in an Event of Default under the Note Agreements and the Credit Agreement and the inability to borrow under the Credit Agreement no later than July 16, 2005. Management, however, anticipates that the Company will successfully conclude the Senior Credit Facility prior to the expiry of the Forbearance Agreements.

         No dividends were paid on the Company's common stock prior to 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial conditions and other factors deemed relevant by the Board. In 2004 and 2003, the Company paid cash dividends of $1.5 million or $0.09 per common share and $1.7 million or $0.10 per common share, respectively. As noted above, the Company has agreed with its Lenders not to declare or pay any dividends or distributions, and in accordance with those agreements, the Company suspended dividend payments during the third quarter of 2004 and no dividends have been declared or paid since that time. It is anticipated that any further amendments to the Note Agreements or the Credit Agreement, or any agreements for alternate financing, may prohibit the declaration or payment of dividends. Furthermore, QFR is prohibited under the Credit Agreement and Note Agreements from paying dividends or otherwise transferring funds to the Company. Restricted net assets of the Company as of April 2, 2005 equal 100% of the net assets of the Company. All operations of the Company are conducted by QFR. This restriction has no impact on the Company's operations, except for the prohibition on the payment of dividends.

Purchase Obligations

         The following table sets forth purchase obligations as of April 2, 2005. These purchase obligations consist primarily of normal recurring purchases of inventory and expense items.


                                                        Payments Due by Period (In Thousands)
                                                                   Less than
                                                        Total       1 year    2-3 years    4-5 years    5 years

Purchase Obligations                                $   15,600   $   15,600   $     --     $     --     $     --




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

Foreign currency risk

         Approximately 3.4% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

         The Company also enters into forward exchange contracts to hedge the purchase of fixed assets denominated in foreign currencies. These hedges are designated as cash flow hedges intended to reduce the risk of currency fluctuations from the time of order through delivery of the equipment. Gains or losses on these derivative instruments are reported as a component of "other comprehensive income."

         At April 2, 2005, the Company had the following derivative financial instruments outstanding:


                                                 Notional        Weighted
                                                 Amount in        Average        Notional       Fair Value
         Type of                                  Local          Contract      Amount in U.S.      Gain
        Instrument             Currency          Currency           Rate          Dollars        (Losses)       Maturity
        ----------             --------          --------           ----          -------        --------       --------

Forward Contracts          Mexican Peso       36.0 million         11.52      $3.1 million     $  (21,000)    Dec. 2005

Forward Contracts          Brazilian Real       1.0 million         2.94      $0.3 million     $  (26,000)    Aug. 2005

Forward Contracts          Euro                 0.4 million          .77      $0.5 million     $    (4,000)    May 2005

         The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in an unrealized loss of approximately $0.4 million; whereas a 10% weakening of the U.S. dollar would result in an unrealized gain of approximately $0.4 million.

Interest Rate Risk

         All of the Company's long-term debt is at fixed rates, and has been classified as current in accordance with Emerging Issues Task Force Issue 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," due to the debt covenant violations existing at January 1, 2005. Because of the debt's fixed rate nature, a change in interest rates has an insignificant effect on the Company's interest expense, but the fair value of the Company's long-term debt, would change in response to interest rate movements. Using a scenario analysis, the Company has evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at January 1, 2005 and has determined that such a rate change would not have a material impact on the Company.


Item 4.     CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act and in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission. In addition, management has evaluated and concluded that during the most recent fiscal quarter covered by this report, there has not been any change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




Item 6.   Exhibits
          --------

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




                            QUAKER FABRIC CORPORATION




Date:    May 11, 2005                By:  /s/ Paul J. Kelly
       -----------------------            ----------------------
                                     Paul J. Kelly
                                     Vice President - Finance
                                     and Treasurer (Principal Financial Officer)