Form 10-Q
period 2005-07-02
QUAKER FABRIC CORP /DE/
filed 2005-08-11
CIK 103341

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7023

QUAKER FABRIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-1933106 (I.R.S. Employer Identification No.)

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

As of August 11, 2005, 16,826,218 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

Table of Contents

QUAKER FABRIC CORPORATON

Quarterly Report on Form 10-Q

Quarter ending July 2, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share information)

	July 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,077	$4,134
Accounts receivable, less reserves of $1,337 and $2,034 at July 2, 2005 and January 1, 2005, respectively	41,123	40,708
Inventories	46,323	43,858
Prepaid and deferred income taxes	2,832	2,929
Production supplies	2,077	1,820
Prepaid insurance	1,265	929
Other current assets	5,614	6,215
Total current assets	100,311	100,593
Property, plant and equipment, net	149,946	158,480
Other assets:
Goodwill	–	5,432
Other assets	3,475	2,000
Total assets	$253,732	$266,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$29,900	$40,000
Accounts payable	13,991	15,359
Accrued expenses	7,387	11,838
Total current liabilities	51,278	67,197
Long-term debt	22,000	–
Deferred income taxes	25,080	30,541
Other long-term liabilities	1,821	2,275
Commitments and contingencies
Redeemable preferred stock:
Series A convertible, $0.01 par value per share, liquidation preference $1,000 per share, 50,000 shares authorized, none issued	–	–
Stockholders’ equity:
Common stock, $0.01 par value per share, 40,000,000 shares authorized; 16,826,218 shares issued and outstanding as of July 2, 2005 and January 1, 2005, respectively	168	168
Additional paid-in capital	89,076	89,076
Unearned compensation	(385)	(488)
Retained earnings	66,240	79,672
Other accumulated comprehensive loss	(1,546)	(1,936)
Total stockholders’ equity	153,553	166,492
Total liabilities and stockholders’ equity	$253,732	$266,505

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$68,885	$73,132	$128,100	$157,516
Cost of products sold	58,751	59,733	110,285	125,422
Gross profit	10,134	13,399	17,815	32,094
Selling, general and administrative expenses	12,566	13,381	24,715	27,406
Goodwill impairment	5,432	–	5,432	–
Restructuring and asset impairment charges	3,662	–	3,662	–
Operating income (loss)	(11,526)	18	(15,994)	4,688
Other expenses:
Interest expense	695	860	1,443	1,707
Early extinguishment of debt	2,232	–	2,232	–
Other, net	44	(36)	132	(52)
Income (loss) before provision for income taxes	(14,497)	(806)	(19,801)	3,033
Provision (benefit) for income taxes	(4,155)	(324)	(6,369)	1,077
Net income (loss)	$(10,342)	$(482)	$(13,432)	$1,956
Earnings (loss) per common share - basic	$(0.61)	$(0.03)	$(0.80)	$0.12
Earnings (loss) per common share - diluted	$(0.61)	$(0.03)	$(0.80)	$0.11
Weighted average shares outstanding - basic	16,826	16,820	16,826	16,815
Weighted average shares outstanding - diluted	16,826	16,820	16,826	17,224

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income (loss)	$(10,342)	$(482)	$(13,432)	$1,956
Other comprehensive income (loss)
Foreign currency translation adjustments	403	(243)	409	(246)
Unrealized gain (loss) on hedging instruments	–	27	(19)	(8)
Other comprehensive income (loss)	403	(216)	390	(254)
Comprehensive income (loss)	$(9,939)	$(698)	$13,042	$1,702

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income (loss)	$(13,432)	$1,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,982	9,797
Amortization of unearned compensation	103	103
Deferred income taxes	(5,461)	679
Goodwill impairment	5,432	–
Asset impairment	3,418	–
Prepayment penalty on extinguishment of long-term debt	1,990	–
Tax benefit from exercise of common stock options	–	40
Changes in operating assets and liabilities:
Accounts receivable	(565)	1,581
Inventories	(2,609)	(2,995)
Prepaid expenses and other assets	51	(134)
Accounts payable and accrued expenses	(5,819)	195
Other long-term liabilities	(454)	147
Net cash provided by (used in) operating activities	(8,364)	11,369
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,424)	(7,932)
Cash flows from financing activities:
Net proceeds from revolving credit facility	31,900	–
Repayment of long-term debt	(40,000)	–
Proceeds from issuance of term loan	20,000	–
Capitalization of deferred financing costs	(1,863)	–
Prepayment penalty on extinguishment of long-term debt	(1,990)	–
Proceeds from exercise of common stock options and issuance of shares under the employee stock purchase plan	–	137
Cash dividends paid	–	(1,009)
Net cash provided by (used in) financing activities	8,047	(872)
Effect of exchange rates on cash	684	(55)
Net increase (decrease) in cash	(3,057)	2,510
Cash and cash equivalents, beginning of period	4,134	5,591
Cash and cash equivalents, end of period	$1,077	$8,101

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

Note 1 - OPERATIONS

Quaker Fabric Corporation and subsidiaries (the “Company’’ or “Quaker’’) designs, manufactures and markets woven upholstery fabrics primarily for residential furniture markets and specialty yarns for use in the production of its own fabrics and for sale to distributors of craft yarns and manufacturers of home furnishings and other products.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and operations of Quaker Fabric Corporation and Subsidiaries (the “Company”). Operating results for the six months ended July 2, 2005 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted earnings per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to losses for the three month and six month periods ended July 2, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the three month and six month periods ended July 2, 2005 would have been 21 and 39, respectively. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)
Weighted average common shares outstanding	16,826	16,820	16,826	16,815
Dilutive potential common shares	–	–	–	409
Weighted average common shares outstanding and dilutive potential common shares	16,826	16,820	16,826	17,224
Antidilutive options	3,021	1,572	2,850	1,032

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,’’ the Company ceased amortization of goodwill effective December 30, 2001. SFAS No. 142 also requires companies to test goodwill for impairment at least annually, or when changes in events and circumstances warrant an evaluation. Due to lower than anticipated orders and a related reduction in the Company’s backlog position, the Company determined that goodwill should be tested for impairment at July 2, 2005 in accordance with the provisions of SFAS No. 142. The Company tested for impairment using a discounted cash flow approach. As a result of this testing, the Company determined that goodwill had been impaired. Accordingly, a goodwill impairment charge of $5,432, or $0.32 per share, was recorded in the three month period ended July 2, 2005.

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

Note 3 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the three month period ended July 2, 2005, the Company reported a restructuring and asset impairment charge of $3,662. During 2005, the Company reduced its production capacity by idling certain manufacturing equipment. As a result of this change, the Company evaluated this idled equipment for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon the projected gross cash flows expected from this equipment, the Company determined that these assets were impaired and recorded a charge of $3,419. The Company also reduced its workforce during the second quarter of 2005 and recorded $243 of employee termination costs consisting of severance costs payable to affected employees which were unpaid as of July 2, 2005.

In addtion, as part of an ongoing program to consolidate manufacturing and warehousing facilities, the Company incurred $371 of moving and duplicate occupancy costs during the second quarter of 2005. These costs are included in cost of goods sold.

Note 4 - INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a first-in, first-out (FIFO) basis. Cost for financial reporting purposes is determined using the last-in, first-out (LIFO) method.

Inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and raw material warehousing costs are all capitalized into inventory and included in cost of goods sold as related inventory is sold. Finished goods warehousing costs and the cost of operating the Company’s finished product distribution centers are included in SG&A expenses.

Inventories consisted of the following:

	July 2, 2005	January 1, 2005
Raw materials	$27,459	$22,397
Work-in-process	7,903	8,474
Finished goods	13,074	13,741
Inventory at FIFO	48,436	44,612
LIFO adjustment	(2,113)	(754)
Inventory at LIFO	$46,323	$43,858

Note 5 - SEGMENT REPORTING

The Company operates as a single business segment consisting of sales of two products, upholstery fabric and specialty yarns. Management evaluates the Company’s financial performance in the aggregate and allocates the Company’s resources without distinguishing between yarn and fabric products.

Net sales to unaffiliated customers by major geographical area were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)

United States	$60,501	$64,235	$112,510	$139,473
Canada	2,961	3,444	5,660	6,885
Mexico	1,421	1,689	3,034	4,027
Middle East	945	1,169	1,400	1,858
South America	1,084	615	2,028	1,293
Europe	859	936	1,630	2,047
All Other	1,114	1,044	1,838	1,933
	$68,885	$73,132	$128,100	$157,516

Net sales by product category are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)

Fabric	$58,723	$66,599	$112,212	$144,559
Yarn	10,162	6,533	15,888	12,957
	$68,885	$73,132	$128,100	157,516

Note 6 - DEBT

Debt consists of the following:

	July 2, 2005	January 1, 2005

Senior Secured Revolving Credit Facility	$31,900	$–
Term Loan payable in quarterly principal installments plus interest over a 5-year period, beginning November 1, 2005	20,000	–
7.18% Senior Notes	–	$30,000
7.09% Senior Notes	–	5,000
7.56% Series A Notes	–	5,000
Total Debt	$51,900	$40,000
Less: Current Portion of Term Loan	3,000	–
Current Portion of Senior Secured Revolving Credit Facility	26,900	–
Current Long-Term Debt	–	40,000
Total Long-Term Debt	$22,000	$–

On May 18, 2005, Quaker Fabric Corporation of Fall River (“QFR”), a wholly-owned subsidiary of Quaker Fabric Corporation (the “Company”), entered into a five-year, $70,000 senior secured revolving credit and term loan agreement with Bank of America, N.A. and two other lenders (the “2005 Credit Agreement”). The 2005 Credit Agreement provides for a $20,000 term loan (the “Term Loan”) and a $50,000 revolving credit and letter of credit facility (the “Revolving Credit Facility”). QFR’s obligations under the 2005 Credit Agreement are guaranteed by the Company and two QFR subsidiaries (the “Guaranty”). Pursuant to a Security Agreement (also dated as of May 18, 2005) executed by QFR, the Company, and two subsidiaries of QFR, all of QFR’s obligations under the 2005 Credit Agreement are secured by first priority liens upon all of QFR’s and the Company’s assets and on the assets of the two QFR subsidiaries acting as guarantors (the “Security Agreement”).

Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker’s accounts receivable and inventory, minus an “Availability Reserve” (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at either the prime rate plus Applicable Margin or the Libor rate plus Applicable Margin. The Applicable Margin is currently 2.25% for Libor advances and 0.75% for prime rate advances. Beginning after the fourth quarter of fiscal 2005, the Applicable Margin will be determined quarterly based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 1.75% to 2.25% for Libor advances and from 0.25% to 1.0% for prime rate advances. As of July 2, 2005, the weighted average interest rates of the advances outstanding was 5.97%.

The Revolving Credit Facility has a term of five years which expires on May 18, 2010. The outstanding balance of the Revolving Credit Facility is classified in the balance sheet as a short term liability, except for a maximum of $5,000, as required by Emerging Issues Task Force (EITF) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a LockBox Arrangement.” The 2005 Credit Agreement requires that the Company limit funds in its cash operating account to not more than $5,000, and any cash balances exceeding $5,000 must be applied to the payment of outstanding advances under the Revolving Credit Facility.. In accordance with EITF 95-22, this covenant restricting the Company’s ability to allow cash balances in the operating account to exceed $5,000, coupled with other terms in the 2005 Credit Agreement, allows no more than $5,000 of the Revolving Credit Facility to be classified as long-term debt.

The Term Loan bears interest at either the prime rate plus Applicable Margin or the Libor rate plus Applicable Margin. The Applicable Margin is currently 3.00% for Libor advances and 1.50% for prime rate advances. Beginning after the fourth quarter of fiscal 2005, the Applicable Margin will be determined quarterly based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement. The Applicable Margin for Libor advances ranges from 2.50% to 3.25% and for prime rate advances from 1.00% to 1.75%. As of July 2, 2005, the weighted average interest rate of the Term Loan was 6.39%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. Annual aggregate principal payments under the Term Loan are as follows:

Fiscal Year	(In thousands)

2005	$1,000
2006	4,000
2007	4,000
2008	4,250
2009	4,500
2010	2,250
$20,000

The 2005 Credit Agreement includes customary financial covenants (including fixed charge coverage ratios and minimum consolidated EBITDA requirements), reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company’s and/or QFR’s ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation.

QFR’s initial borrowing under the 2005 Credit Agreement was approximately $46,000, of which approximately $42,300 was used to repay, in full, all of QFR’s outstanding obligations under Senior Notes due October 2005 and 2007 that QFR issued to an insurance company during 1997 and Series A Notes due February 2009 that QFR issued to the same insurance company during 2002, with such repayment including a yield maintenance premium of approximately $2,000. The balance of the initial borrowing was used to cover approximately $1,000 of closing costs and to repay, in full, all of QFR’s outstanding obligations to Fleet National Bank (“Fleet”) under the Second Amended and Restated Credit Agreement dated February 14, 2002 by and between Fleet and QFR. The Company recorded a charge in the second quarter of 2005 of $2,200 for “Early Extinguishment of Debt” which includes the $2,000 yield maintenance premium plus the write off of previously capitalized deferred financing costs.

As of July 2, 2005, there were $51,900 of loans outstanding under the 2005 Credit Agreement, including the $20,000 term loan component, approximately $4,700 of letters of credit and unused availability of approximately $6,000, net of the Availability Reserve, as defined in the 2005 Credit Agreement.

On July 26, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 1, effective as of July 1, 2005, to the 2005 Credit Agreement to: (i) increase the Availability Reserve from $5,000 to $7,500 effective August 20, 2005 and from $7,500 to $10,000 effective September 24, 2005, (ii) reduce the minimum consolidated EBITDA and fixed charge coverage ratio requirements in the financial covenants, (iii) reduce the limits on the Company’s annual capital expenditure programs, and (iv) under certain circumstances, require the Company to retain a consultant.

As of August 8, 2005, there were $45.0 million of loans outstanding under the 2005 Credit Agreement, including the $20.0 million term loan component, approximately $4.7 million of letters of credit and unused availability of approximately $3.0 million, net of the Availability Reserve, as defined in the 2005 Credit Agreement.

The Company's ability to meet its current obligations is dependent on: (i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2005 Credit Agreement, which is a function of Eligible Accounts Receivable and Eligible Inventory, as those terms are defined in the 2005 Credit Agreement. The Company's operating cash flow and Availability are typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. The increases in the Availability Reserve reflected in Amendment No. 1 to the 2005 Credit Agreement, discussed above, further reduce Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts receivable, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2005 Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company has implemented a plan to reduce its investment in inventory and is seeking to dispose of some of its plants that will not be needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company’s cost structure on a continuing basis to reflect changes in demand.

Note 7 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Had compensation cost for awards granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company’s net income (loss) and earnings (loss) per common share would have been as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3 2004	July 2, 2005	July 3, 2004
	(In thousands) (Unaudited)		(In thousands) (Unaudited)
Net income (loss), as reported	$(10,342)	$(482)	$(13,432)	$1,956
Add: Stock-based employee compensation expense included in net income, net of related tax effects	35	33	65	66
Less: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(235)	(306)	(464)	(601)
Pro forma net income (loss):	$(10,542)	$(755)	$(13,831)	$1,421

Earnings (loss) per common share – basic
As reported	$(0.63)	$(0.03)	$(0.82)	$0.12
Pro forma	$(0.63)	$(0.04)	$(0.82)	$0.08

Earnings (loss) per common share – diluted
As reported	$(0.63)	$(0.03)	$(0.82)	$0.11
Pro forma	$(0.63)	$(0.04)	$(0.82)	$0.08

Pro forma compensation expense for options is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted. No options were granted during the six months ended July 2, 2005.

Note 8 - COMMITMENTS AND CONTINGENCIES

(a) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company’s financial position, results of operations or liquidity.

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

Note 9 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.’’ This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that the Company would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company’s intention is to reinvest these earnings permanently. Management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s best current estimate of its annual effective tax rate.

During the second quarter of 2005, the Company settled tax assessments from the Massachusetts Department of Revenue (MDOR) for the years 1993-1998. In addition, the Company settled refund claims from amended tax returns filed with the MDOR claiming approximately $1,400 of research and development tax credits for the years 1993-2001 and additional credits of $700 claimed on the originally filed tax returns for 2002 and 2003. Settlement of these claims allowed the Company to record a tax benefit during the second quarter of $1,800, or $1,167, net of applicable federal taxes.

Note 10 – DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan for certain senior executives of the Company. Benefits payable upon retirement are grossed up by the Company’s marginal tax rate. During the first quarter of 2005, the Company reduced Other Long-term Liabilities and Selling, General, and Administrative expenses by approximately $575, primarily due to four executives contractually waiving their rights to have their benefit grossed up by the marginal tax rate.

Note 11 – NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect there to be any material effect on its consolidated financial statements upon adoption of the new standard.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” Statement 123 (revised) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS 123 (revised) on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, as qualifying activity occurs the Company will recognize allowable deductions through timely adjustments in its effective tax rate.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The adoption of FAS 109-2 does not have any material effect on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. “Fiscal 2004” was a 52 week period ended January 1, 2005 and “Fiscal 2005” will be a 52 week period ending December 31, 2005. The first six months of Fiscal 2004 and Fiscal 2005 ended July 3, 2004 and July 2, 2005, respectively.

Critical Accounting Policies

The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first six months of 2005 that would warrant further disclosure beyond those matters previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect there to be any material effect on its consolidated financial statements upon adoption of the new standard.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” Statement 123 (revised) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS 123 (revised) on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, as qualifying activity occurs the Company will recognize allowable deductions through timely adjustments in its effective tax.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The adoption of FAS 109-2 does not have any material effect on the Company’s consolidated financial statements.

General

Quaker is a leading designer, manufacturer and worldwide marketer of a broad range of woven upholstery fabrics which it sells at various price points primarily to manufacturers of residential furniture. The Company is also a leading developer and manufacturer of specialty yarns. Approximately 12.1% of the Company’s net revenues during the first half of 2005 were attributable to fabrics sold outside the United States and approximately 60.0% of Quaker’s fabrics are manufactured to customer order.

Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings and fully upholstered furniture into the U.S. market, with industry data indicating that sales of imported fabrics in both roll and “kit’’ form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Competition in the U.S. domestic market may further intensify as a result of the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

The Company’s fabric products compete with other furniture coverings, including leather, suede, microdenier, “faux suede,” prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and “kit’’ form from low labor cost countries, particularly China, have enjoyed growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures, and in some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

Competitive factors in the industry include product design, product pricing, customer service and quality. Competition from lower cost imported products has increased, particularly from those products coming into the United States from China. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company’s financial condition and operating performance. Incoming orders during the first half of 2005 were down approximately 20.0% compared to the first half of 2004. The total backlog of fabric and yarn products at the end of the first half of 2005 was down $6.2 million compared to that of a year ago, the dollar value of the yarn backlog was down $0.2 million or 6.8%, while the dollar value of the fabric backlog was down $6.0 million or 32.6%.

Results of Operations - Quarterly Comparison

Net Sales. Net sales for the second quarter of 2005 decreased $4.2 million, or 5.8%, to $68.9 million from $73.1 million in second quarter of 2004. Net fabric sales within the United States decreased 13.3%, to $50.4 million in the second quarter of 2005 from $58.1 million in the second quarter of 2004, as a result of increased competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and “kit’’ form, primarily from low labor cost countries in Asia. Net foreign sales decreased 5.4%, to $8.4 million in the second quarter of 2005 from $8.8 million in the second quarter of 2004. This decrease in foreign sales was due primarily to lower sales in Mexico, Canada, Europe and the Middle East. In Mexico, the Company competes primarily with Mexican weavers which typically offer their products at prices lower than the Company’s. The Company has lost some additional market share to these lower cost local mills. Sales in Europe declined primarily due to general economic weakness. In Canada, where furniture manufacturers sell furniture into both the United States and Canadian markets, competition from imported faux suede fabrics and leather increased during the second quarter of 2005 and contributed to a more difficult competitive environment. The political climate in the Middle East as well as increased competition from Turkish and Chinese fabric manufacturers negatively impacted sales into that region during the second quarter of 2005. Net yarn sales increased to $10.2 million in the second quarter of 2005 from $6.2 million in the second quarter of 2004, with the increase in 2005 principally due to craft yarn sales to a single customer. Sales to this customer accounted for 87.4% of second quarter 2005 and 53.7% of second quarter 2004 yarn sales. Management believes the Company's yarn business has significant potential for future growth.

The gross volume of fabric sold decreased 13.7%, to 10.1 million yards in the second quarter of 2005 from 11.7 million yards in the second quarter of 2004. The weighted average gross sales price per yard increased 1.7%, to $5.87 in the second quarter of 2005 from $5.77 in the second quarter of 2004, as a result of a general price increase effective April 2005 and product mix changes. The Company sold 19.9% fewer yards of middle to better-end fabrics and 3.2% fewer yards of promotional-end fabrics in the second quarter of 2005 than in the second quarter of 2004. The average gross sales price per yard of middle to better-end fabrics increased by 5.4%, to $7.18 in the second quarter of 2005 from $6.81 in the second quarter of 2004. The average gross sales price per yard of promotional-end fabrics increased by 0.7%, to $4.05 in second quarter of 2005 from $4.02 in the second quarter of 2004.

Gross Margin.The gross margin percentage for the second quarter of 2005 decreased to 14.7% as compared to 18.3% for the second quarter of 2004. Raw material and energy costs for the second quarter of 2005 were up $1.6 million and $0.5 million, respectively, versus the second quarter of 2004. The increase in raw material costs was affected by problems experienced earlier in the year related to ensuring a reliable supply of acrylic fibers and yarns. These cost increases were the primary factors contributing to the 360 basis point decrease in the Company’s second quarter 2005 gross margin, partially offset by improved absorption of fixed manufacturing costs.

Restructuring and Asset Impairment Charges. During the three month period ended July 2, 2005, the Company reported a restructuring and asset impairment charge of $3.7 million. This consisted of $3.4 million of asset impairment charges and $243,000 of employee termination costs which were unpaid as of July 2, 2005. During the first half of 2005, the Company reduced its production capacity by idling certain manufacturing equipment. As a result of this change, the Company evaluated this idled equipment for impairment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based upon the projected gross cash flows expected from this equipment, the Company determined that these assets were impaired and recorded a charge of $3.4 million. The Company also reduced its workforce during the second quarter of 2005 and recorded $243,000 of employee termination costs consisting of severance costs payable to affected employees.

As part of an ongoing program to consolidate manufacturing and warehousing facilities, the Company incurred $371,000 of moving and duplicate occupancy costs during the second quarter of 2005. These costs are included in cost of goods sold.

Goodwill Impairment. The Company determined that goodwill should be tested for impairment at July 2, 2005 in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” due to lower than anticipated orders and a related reduction in the Company’s backlog position. As a result of this testing, the Company determined that goodwill had been impaired. Accordingly, a goodwill impairment charge of $5.4 million, or $0.32 per share was recorded in the three month period ended July 2, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $12.6 million in the second quarter of 2005 as compared to $13.4 million for the second quarter of 2004, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions. Selling, general and administrative expenses as a percentage of net sales were 18.2% and 18.3% in the second quarters of 2005 and 2004, respectively.

Interest Expense. Interest expense decreased to $0.7 million in the second quarter of 2005 from $0.9 million in the second quarter of 2004, primarily due to the repayment of senior debt with higher interest rates.

Effective Tax Rate. The Company’s effective tax rate was a benefit of 28.7% in the second quarter of 2005 compared to a benefit of 40.2% in the second quarter of 2004. The effective tax rate in the second quarter of 2005 was affected by two events. First, as discussed in Note 2, the Company reported a goodwill impairment charge of $5.4 million. The goodwill had no tax basis, and therefore, no tax benefit related to this expense is realized. Second, the Company recorded the settlement of certain state tax assessments and claims which resulted in a tax benefit in the quarter of $1.2 million

During the second quarter of 2005, the Company settled tax assessments from the Massachusetts Department of Revenue (MDOR) for the years 1993-1998. In addition, the Company settled refund claims from amended tax returns filed with the MDOR claiming approximately $1.4 million of research and development tax credits for the years 1993-2001 and additional credits of $0.7 million claimed on the originally filed tax returns for 2002 and 2003. Settlement of these claims allowed the Company to record a tax benefit of $1.8 million, or $1.2 million, net of applicable federal taxes.

Results of Operations - Six-Month Comparison

Net Sales. Net sales for the first half of 2005 decreased $29.4 million, or 18.7%, to $128.1 million from $157.5 million in the first half of 2004. Net fabric sales within the United States decreased 24.1%, to $96.7 million in the first half of 2005 from $127.3 million in the first half of 2004, as a result of increased competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and “kit” form, primarily from low labor cost countries in Asia. Net foreign sales decreased 13.4%, to $15.6 million in the first half of 2005 from $18.0 million in the first half of 2004. This decrease in foreign sales was due primarily to lower sales in Mexico, Canada, Europe and the Middle East. In Mexico, the Company competes primarily with Mexican weavers which typically offer their products at prices lower than the Company’s. The Company has lost some additional market share to these lower cost local mills. Sales in Europe declined primarily due to general economic weakness. In Canada, where furniture manufacturers sell furniture into both the United States and Canadian markets, competition from imported faux suede fabrics and leather increased during the first half of 2005 and contributed to a more difficult competitive environment. The political climate in the Middle East as well as increased competition from Turkish and Chinese fabric manufacturers negatively impacted sales into that region during the first half of 2005. Net yarn sales increased to $15.9 million in the first half of 2005 from $12.2 million in the first half of 2004, with the increase in 2005 principally due to craft yarn sales to a single customer. Sales to this customer accounted for 84.1% of the Company’s yarn sales in the first half of 2005 and 48.2% in the first half of 2004 yarn sales. Management believes the Company's yarn business has significant potential for future growth.

The gross volume of fabric sold decreased 24.4%, to 19.5 million yards in the first half of 2005 from 25.7 million yards in the first half of 2004. The weighted average gross sales price per yard increased 1.9%, to $5.81 in the first half of 2005 from $5.70 in the first half of 2004 as a result of product mix changes. The Company sold 28.5% fewer yards of middle to better-end fabrics and 17.6% fewer yards of promotional-end fabrics in the first half of 2005 than in the first half of 2004. The average gross sales price per yard of middle to better-end fabrics increased by 5.2%, to $7.06 in the first half of 2005 from $6.71 in the first half of 2004. The average gross sales price per yard of promotional-end fabrics decreased by 0.7%, to $4.03 in first half of 2005 from $4.06 in the first half of 2004.

Gross Margin. The gross margin percentage for the first half of 2005 decreased to 13.9% as compared to 20.4% for the first half of 2004. The 18.7% drop in net sales in the first half of 2005 compared to the first half of 2004 caused fixed manufacturing costs as a percentage of net sales to increase, leading to a decline in the gross margin of approximately 260 basis points. The balance of the gross margin decline of 390 basis points was caused by (i) a general increase in Quaker’s raw material costs driven by rising oil prices, (ii) unusual costs of approximately $1.7 million incurred during the first half of 2005 related to Solutia’s decision to exit the acrylic fiber business and the liquidation of Du-Re, and (iii) higher energy costs of approximately $0.8 million. Higher raw material costs were caused, in part by, purchases of Solutia acrylic fiber which continued through the first half of the second quarter.

Restructuring and Asset Impairment Charges. During the three month period ended July 2, 2005, the Company reported a restructuring and asset impairment charge of $3.7 million. This consisted of $3.4 million of asset impairment charges and $243,000 of employee termination costs which are unpaid as of July 2, 2005. During the first half of 2005, the Company reduced its production capacity by idling certain manufacturing equipment as a result of this change, the Company evaluated this idled equipment for impairment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based upon the projected gross cash flows expected from this equipment, the Company determined that these assets were impaired and recorded a charge of $3.4 million. The Company also reduced its workforce during the second quarter of 2005 and recorded $243,000 of employee termination costs consisting of severance costs payable to affected employees.

Goodwill Impairment. The Company determined that goodwill should be tested for impairment at July 2, 2005 in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” due to lower than anticipated orders and a related reduction in the Company’s backlog position. As a result of this testing, the Company determined that goodwill had been impaired. Accordingly, a goodwill impairment charge of $5.4 million, or $0.32 per share, was recorded in the three month period ended July 2, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $24.7 million in the first half of 2005 as compared to $27.4 for the first half of 2004, primarily due to lower sales commissions as a result of lower sales, a decrease in payroll costs attributable to staffing reductions and an adjustment during the first quarter in certain assumptions used to value benefits due to the Company’s executives under the terms of its non-qualified deferred compensation plan. Selling, general and administrative expenses as a percentage of net sales were 19.3% and 17.4% in the first half of 2005 and 2004, respectively. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

Interest Expense. Interest expense decreased to $1.4 million in the first half of 2005 from $1.7 million in the first half of 2004, primarily due to the repayment of senior debt with higher interest rates.

Effective Tax Rate. The Company’s effective tax rate was a benefit of 32.2% in the first half of 2005 compared to a provision of 35.5% in the first half of 2004. The effective tax rate in the first half was affected by two events. First, as discussed in Note 2, the Company reported a goodwill impairment charge of $5.4 million. The goodwill had no tax basis, and therefore, no tax benefit related to this expense is realized. Second, the Company recorded the settlement of certain state tax assessments and claims which resulted in a tax benefit in the quarter of $1.2 million.

During the second quarter of 2005, the Company settled tax assessments from the Massachusetts Department of Revenue (MDOR) for the years 1993-1998. In addition, the Company settled refund claims from amended tax returns filed with the MDOR claiming approximately $1.4 million of research and development tax credits for the years 1993-2001 and additional credits of $0.7 million claimed on the originally filed tax returns for 2002 and 2003. Settlement of these claims allowed the Company to record a tax benefit of $1.8 million or $1.2 million, net of applicable federal taxes.

Liquidity and Capital Resources

The Company historically has financed its operations and capital requirements through a combination of internally generated funds, borrowings under the Credit Agreement and the 2005 Credit Agreement (as hereinafter defined), and debt and equity offerings. The Company’s capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, add new technologies to broaden and differentiate the Company’s products, and improve the Company’s quality and productivity performance, (ii) increases in the Company’s working capital needs, and (iii) investments in the Company’s information technology systems.

The primary source of the Company’s liquidity and capital resources in recent years has been operating cash flow. The Company’s net cash provided by (used in) operating activities was

($10.4) million and $11.4 million in the first six months of 2005 and 2004, respectively. Cash provided by operating activities decreased during the first half of 2005 due principally to a $15.4 million reduction in net income and a $6.1 million reduction in deferred income tax liabilities, offset to some extent by $8.9 million of non-cash charges consisting of $5.5 million of goodwill impairment and $3.4 million of asset impairments.

In January 2005, Solutia, the Company’s supplier of acrylic fiber, announced that it would be exiting the acrylic business, with operations at Solutia’s acrylic manufacturing facilities expected to cease in April 2005. Approximately 36% of the Company’s filling yarns are acrylic and are purchased from spinners that have historically used acrylic fiber purchased from Solutia. As a result of this, the Company took steps to build a safety stock of fiber during the first quarter of 2005, resulting in an overall increase in inventory. This safety stock is meant to facilitate the Company’s transition from Solutia to other sources of acrylic fiber and the Company expects to use most of it before the end of 2005.

Capital expenditures for the first six months of 2005 and 2004 were $3.4 million, and $7.9 million, respectively. Capital expenditures during 2005 were funded by operating cash flow and borrowings under the Company’s Credit Agreements. Management anticipates that capital expenditures for new projects will not exceed $7.5 million in 2005 consisting principally of facilities maintenance expenditures, modifications needed at the 540,000 square foot manufacturing and warehousing facility leased by the Company in December 2004 and a modest amount of new equipment needed to support the expansion of the Company’s craft yarn sales. As of July 2, 2005, the Company had $51.9 million outstanding under the 2005 Credit Agreement, (as hereinafter defined) $4.7 million of letters of credit and unused availability of approximately $6.0 million, net of the Availability Reserve. As of January 1, 2005, the Company had no loans outstanding under the Second Amended and Restated Credit Agreement, dated as of February 14, 2002 and unused availability of $35.3 million, net of outstanding letters of credit of $4.7 million.

Debt consists of the following:

	July 2, 2005	January 1, 2005
	(In thousands)

Senior Secured Revolving Credit Facility	$31,900	$–
Term Loan payable in quarterly principal installments plus interest over a 5 year period, beginning November 1, 2005	20,000	–
7.18% Senior Notes	–	$30,000
7.09% Senior Notes	–	5,000
7.56% Series A Notes	–	5,000
Total Debt	$51,900	$40,000
Less: Current Portion of Term Loan	3,000	–
Current Portion of Senior Secured Revolving Credit Facility	26,900	–
Current Long-Term Debt	–	40,000
Total Long-Term Debt	$22,000	$–

On May 18, 2005, Quaker Fabric Corporation of Fall River (“QFR”), a wholly-owned subsidiary of Quaker Fabric Corporation (the “Company”), entered into a five-year, $70.0 million senior secured revolving credit and term loan agreement with Bank of America, N.A. and two other lenders (the “2005 Credit Agreement”). The 2005 Credit Agreement provides for a $20.0 million term loan (the “Term Loan”) and a $50.0 million revolving credit and letter of credit facility (the “Revolving Credit Facility”). QFR’s obligations under the 2005 Credit Agreement are guaranteed by the Company and two QFR subsidiaries (the “Guaranty”). Pursuant to a Security Agreement (also dated as of May 18, 2005) executed by QFR, the Company, and two subsidiaries of QFR, all of QFR’s obligations under the 2005 Credit Agreement are secured by first priority liens upon all of QFR’s and the Company’s assets and on the assets of the two QFR subsidiaries acting as guarantors (the “Security Agreement”).

Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker’s accounts receivable and inventory, minus an “Availability Reserve” (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at either the prime rate plus Applicable Margin or the Libor rate plus Applicable Margin. The Applicable Margin is currently 2.25% for Libor advances and 0.75% for prime rate advances. Beginning after the fourth quarter of fiscal 2005, the Applicable Margin will be determined quarterly based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 1.75% to 2.25% for Libor advances and from 0.25% to 1.0% for prime rate advances. As of July 2, 2005, the weighted average interest rates of the advances outstanding was 5.97%.

The Revolving Credit Facility has a term of five years. The outstanding balance of the Revolving Credit Facility is classified in the balance sheet as a short term liability, except for a maximum of $5.0 million, as required by Emerging Issues Task Force (EITF) No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a LockBox Arrangement.” The 2005 Credit Agreement requires that the Company limit funds in its cash operating account to not more than $5.0 million, and any cash balances exceeding $5.0 million must be applied to the payment of outstanding advances under the Revolving Credit Facility. In accordance with EITF 95-22, this covenant restricting the Company’s ability to allow cash balances in the operating account to exceed $5.0 million, coupled with other terms in the 2005 Credit Agreement, allows no more than $5.0 million of the Revolving Credit Facility to be classified as long-term debt.

The Term Loan bears interest at either the prime rate plus Applicable Margin or the Libor rate plus Applicable Margin. The Applicable Margin is currently 3.00% for Libor advances and 1.50% for prime rate advances. Beginning after the fourth quarter of fiscal 2005, the Applicable Margin will be determined quarterly based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement. The Applicable Margin for Libor advances ranges from 2.50% to 3.25% and for prime rate advances from 1.00% to 1.75%. As of July 2, 2005, the weighted average interest rate of the Term Loan was 6.39%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. Annual aggregate principal payments under the Term Loan are as follows:

Fiscal Year	(In thousands)

2005	$1,000
2006	4,000
2007	4,000
2008	4,250
2009	4,500
2010	2,250
$20,000

The 2005 Credit Agreement includes customary financial covenants (including fixed charge coverage ratios and minimum consolidated EBITDA requirements), reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company’s and/or QFR’s ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation.

QFR’s initial borrowing under the 2005 Credit Agreement was approximately $46.0 million, of which approximately $42.3 million, was used to repay, in full, all of QFR’s outstanding obligations under Senior Notes due October 2005 and 2007 that QFR issued to an insurance company during 1997 and Series A Notes due February 2009 that QFR issued to the same insurance company during 2002, with such repayment including a yield maintenance premium of approximately $2.0 million. The balance of the initial borrowing was used to cover approximately $1.0 million of closing costs and to repay, in full, all of QFR’s outstanding obligations to Fleet National Bank (“Fleet”) under the Second Amended and Restated Credit Agreement dated February 14, 2002 by and between Fleet and QFR. The Company recorded a charge in the second quarter of 2005 of $2.2 million for “Early Extinguishment of Debt” which includes the $2.0 million yield maintenance premium plus the write off of previously capitalized deferred financing costs.

As of July 2, 2005, there were $51.9 million of loans outstanding under the 2005 Credit Agreement, including the $20.0 million term loan component, approximately $4.7 million of letters of credit and unused availability of approximately $6.0 million, net of the Availability Reserve, as defined in the 2005 Credit Agreetment.

On July 26, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 1, effective as of July 1, 2005, to the 2005 Credit Agreement to: (i) increase the Availability Reserve from $5.0 million to $7.5 million effective August 20, 2005 and from $7.5 million to $10.0 million effective September 24, 2005, (ii) reduce the minimum consolidated EBITDA and fixed charge coverage ratio requirements in the financial covenants, (iii) reduce the limits on the Company’s annual capital expenditure programs, and (iv) under certain circumstances, require the Company to retain a consultant.

 As of August 8, 2005, there were $45.0 million of loans outstanding under the 2005 Credit Agreement, including the $20.0 million term loan component, approximately $4.7 million of letters of credit and unused availability of approximately $3.0 million, net of the Availability Reserve, as defined in the 2005 Credit Agreement.

The Company's ability to meet its current obligations is dependent on: (i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2005 Credit Agreement, which is a function of Eligible Accounts Receivable and Eligible Inventory, as those terms are defined in the 2005 Credit Agreement. The Company's operating cash flow and Availability are typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. The increases in the Availability Reserve reflected in Amendment No. 1 to the 2005 Credit Agreement, discussed above, further reduce Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts receivable, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2005 Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company has implemented a plan to reduce its investment in inventory and is seeking to dispose of some of its plants that will not be needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company’s cost structure on a continuing basis to reflect changes in demand.

No dividends were paid on the Company’s common stock prior to 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board’s quarterly evaluation of the Company’s results of operations, cash requirements, financial condition and other factors deemed relevant by the Board. In 2004 and 2003, the Company paid cash dividends of $1.5 million or $0.09 per common share and $1.7 million or $0.10 per common share, respectively. As noted above, the terms of the 2005 Credit Agreement prohibit the payment of dividends. The Company had previously agreed with its prior lenders not to declare or pay any dividends or distributions, and in accordance with those agreements, the Company suspended dividend payments during the third quarter of 2004 and no dividends have been declared or paid since that time. Restricted net assets of the Company as of July 2, 2005 equal 100% of the net assets of the Company. All operations of the Company are conducted by QFR. This restriction has no impact on the Company’s operations, except for the prohibition on the payment of dividends.

Inflation

The Company does not believe that inflation has had a significant impact on the Company’s results of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, by increasing employee productivity, and by reflecting the effects of inflation in the selling prices of the new products it introduces each year. However, recent increases in oil prices have resulted in significant increases in the Company’s energy and raw material costs, primarily as a result of the substantial number of raw materials used by the Company that are petroleum derivatives, and despite an across the board price increase effected by the Company during the first half of 2005, intense competition in the industry has impaired the Company’s ability to pass all of these cost increases along to its customers.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company’s actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include: the Company’s ability to comply with the terms of the financing documents to which it is a party, the Company’s ability to generate sufficient Eligible Accounts Receivable and Eligible Inventory, net of the Availability Reserve (all as defined in the 2005 Credit Agreement) to maintain adequate Availability to meet its liquidity needs, product demand and market acceptance of the Company’s products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, including, but not limited to, imported furniture and furniture coverings sold into the U.S. domestic market, foreign currency exchange rates, changes in customers’ ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign currency risk

Approximately 2.9% of the Company’s revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company’s results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company’s results of operations.

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

The Company also enters into forward exchange contracts to hedge the purchase of fixed assets denominated in foreign currencies. These hedges are designated as cash flow hedges intended to reduce the risk of currency fluctuations from the time of order through delivery of the equipment. Gains or losses on these derivative instruments are reported as a component of “other comprehensive income.”

At July 2, 2005, the Company had the following derivative financial instruments outstanding:

Type of Instrument	Currency	Notional Amount in Local Currency	Weighted Average Contract Rate	Notional Amount in U.S. Dollars	Fair Value Gain (Losses)	Maturity

Forward Contracts	Mexican Peso	36.0 million	11.58	$3.1 million	$(165,000)	Mar. 2006

Forward Contracts	Brazilian Real	0.4 million	2.90	$0.1 million	$ (30,000)	Aug. 2005

Forward Contracts	Euro	0.1 million	0.79	$0.1 million	$ (8,000)	Nov. 2005

The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in an unrealized loss of approximately $0.3 million; whereas a 10% weakening of the U.S. dollar would result in an unrealized gain of approximately $0.4 million.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on debt. The Company’s exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) or Prime rate plus an "Applicable Margin" under the Company’s 2005 Credit Agreement. As of July 2, 2005, there was $51.9 million of borrowings outstanding under the Credit Agreement at floating rates. Increases in short-term interest rates will increase the Company’s interest expense. The Company mitigates this risk in the short term by locking in a portion of its outstanding borrowings at LIBOR rates for up to six months.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act and in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission. In addition, management has evaluated and concluded that during the most recent fiscal quarter covered by this report, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 2005 an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The number of votes cast for, or against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

	For	Against	Withheld/ Abstained	Broker Non-Votes
Election of directors

Sangwoo Ahn	15,293,696	N/A	133,361	N/A
Larry A. Liebenow	15,299,300	N/A	127,757	N/A
Jerry I. Porras	15,296,400	N/A	130,657	N/A
Eriberto R. Scocimara	15,291,950	N/A	135,107	N/A

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

QUAKER FABRIC CORPORATION
Date: August 11, 2005	By: /s/ Paul J. Kelly
Paul J. Kelly Vice President - Finance and Treasurer (Principal Financial Officer)