Form 10-Q
period 2005-10-01
QUAKER FABRIC CORP /DE/
filed 2005-11-10
CIK 103341

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended October 1, 2005

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

As of November 10, 2005, 16,826,218 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

Table of Contents

QUAKER FABRIC CORPORATON

Quarterly Report on Form 10-Q

Quarter ended October 1, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share information)

	October 1, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$739	$4,134
Accounts receivable, less reserves of $1,039 and $2,034 at October 1, 2005 and January 1, 2005, respectively	33,617	40,708
Inventories	41,923	43,858
Prepaid and deferred income taxes	2,830	2,929
Production supplies	2,007	1,820
Prepaid insurance	1,489	929
Other current assets	4,368	6,215
Total current assets	86,973	100,593
Property, plant and equipment, net	139,923	158,480
Assets held for sale	1,662	–
Other assets:
Goodwill	–	5,432
Other assets	3,521	2,000
Total assets	$232,079	$266,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$20,022	$40,000
Accounts payable	13,253	15,359
Accrued expenses	7,298	11,838
Total current liabilities	40,573	67,197
Long-term debt	21,000	–
Deferred income taxes	22,002	30,541
Other long-term liabilities	1,921	2,275
Commitments and contingencies (Note 8)
Redeemable preferred stock:
Series A convertible, $0.01 par value per share, liquidation preference $1,000 per share, 50,000 shares authorized, none issued	–	–
Stockholders’ equity:
Common stock, $0.01 par value per share, 40,000,000 shares authorized; 16,826,218 shares issued and outstanding as of October 1, 2005 and January 1, 2005, respectively	168	168
Additional paid-in capital	89,076	89,076
Unearned compensation	(333)	(488)
Retained earnings	59,085	79,672
Other accumulated comprehensive loss	(1,413)	(1,936)
Total stockholders’ equity	146,583	166,492
Total liabilities and stockholders’ equity	$232,079	$266,505

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$46,457	$63,585	$174,557	$221,101
Cost of products sold	40,382	51,870	150,667	177,292
Gross profit	6,075	11,715	23,890	43,809
Selling, general and administrative expenses	10,533	14,185	35,248	41,591
Goodwill impairment	–	–	5,432	–
Restructuring and asset impairment charges	5,990	–	9,652	–
Operating income (loss)	(10,448)	(2,470)	(26,442)	2,218
Other expenses:
Interest expense	754	860	2,197	2,567
Early extinguishment of debt	–	–	2,232	–
Other, net	13	(31)	145	(83)
Loss before provision for income taxes	(11,215)	(3,299)	(31,016)	(266)
Benefit from income taxes	(4,060)	(1,171)	(10,429)	(94)
Net loss	$(7,155)	$(2,128)	$(20,587)	$(172)
Loss per common share - basic	$(0.43)	$(0.13)	$(1.22)	$(0.01)
Loss per common share - diluted	$(0.43)	$(0.13)	$(1.22)	$(0.01)
Weighted average shares outstanding - basic	16,826	16,821	16,826	16,817
Weighted average shares outstanding - diluted	16,826	16,821	16,826	16,817

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net loss	$(7,155)	$(2,128)	$(20,587)	$(172)
Other comprehensive income (loss)
Foreign currency translation adjustments	137	216	546	(30)
Unrealized loss on hedging instruments	(4)	(15)	(23)	(23)
Other comprehensive income (loss)	133	201	523	(53)
Comprehensive loss	$(7,022)	$(1,927)	$(20,064)	$(225)

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net loss	$(20,587)	$(172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,220	14,016
Amortization of unearned compensation	155	155
Deferred income taxes	(8,539)	(113)
Goodwill impairment	5,432	–
Asset impairments	9,408	–
Prepayment penalty on extinguishment of long-term debt	1,990	–
Tax benefit from exercise of common stock options	–	40
Changes in operating assets and liabilities:
Accounts receivable	7,342	1,475
Inventories	2,126	(3,883)
Prepaid expenses and other assets	419	726
Accounts payable and accrued expenses	(6,646)	2,740
Other long-term liabilities	(354)	242
Net cash provided by operating activities	3,966	15,226
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,496)	(12,056)
Cash flows from financing activities:
Borrowings from revolving credit facility	45,922	–
Repayments of revolving credit facility	(24,900)	–
Repayment of long-term debt	(40,000)	–
Proceeds from issuance of term loan	20,000	–
Capitalization of deferred financing costs	(1,978)	–
Prepayment penalty on extinguishment of long-term debt	(1,990)	–
Proceeds from exercise of common stock options and issuance of shares under the employee stock purchase plan	–	147
Cash dividends paid	–	(1,514)
Net cash used in financing activities	(2,946)	(1,367)
Effect of exchange rates on cash	81	(43)
Net increase (decrease) in cash	(3,395)	1,760
Cash and cash equivalents, beginning of period	4,134	5,591
Cash and cash equivalents, end of period	$739	$7,351

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

Note 1 - OPERATIONS

Quaker Fabric Corporation and subsidiaries (the “Company” or “Quaker”) designs, manufactures and markets woven upholstery fabrics primarily for residential furniture markets and specialty yarns for use in the production of its own fabrics and for sale to distributors of craft yarns and manufacturers of home furnishings and other products.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements for the year ended January 1, 2005 and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Quaker Fabric Corporation and Subsidiaries (the “Company”). Operating results for the nine months ended October 1, 2005 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For diluted earnings per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to losses for the three month and nine month periods ended October 1, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the three month and nine month periods ended October 1, 2005 would have been 21 and 33, respectively. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)

Weighted average common shares outstanding	16,826	16,821	16,826	16,817
Dilutive potential common shares	–	–	–	–
Weighted average common shares outstanding and dilutive potential common shares	16,826	16,821	16,826	16,817
Antidilutive options	2,996	2,258	2,898	1,441

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortization of goodwill effective December 30, 2001. SFAS No. 142 also requires companies to test goodwill for impairment at least annually, or when changes in events and circumstances warrant an evaluation. Due to lower than anticipated orders and a related reduction in the Company’s backlog position, the Company determined that goodwill should be tested for impairment at July 2, 2005 in accordance with the provisions of SFAS No. 142. The Company tested for impairment using a discounted cash flow approach. As a result of this testing, the Company determined that goodwill had been impaired. Accordingly, a goodwill impairment charge of $5,432, or $0.32 per share, was recorded in the three month period ended July 2, 2005.

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

Note 3 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the second quarter of 2005, the Company reduced its production capacity by idling certain manufacturing equipment. As a result of this change, the Company evaluated this idled equipment for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon the projected gross cash flows expected from this equipment, the Company determined that these assets were impaired and recorded an impairment charge of $3,419. The Company also reduced its workforce during the second quarter of 2005 and recorded $243 of employee termination costs consisting of severance costs payable to affected employees.

During the third quarter of 2005, the Company decided to close its manufacturing facility located at 763 Quequechan Street in Fall River, Massachusetts and offer the building for sale. As a result of this change in use, the building and certain of the equipment in it were evaluated for impairment in accordance with SFAS No. 144. Based on projected gross cash flows expected from this equipment and facility, the Company determined that these assets were impaired and recorded a charge of $5,283. In accordance with SFAS No. 144, the building and certain equipment has been classified in the balance sheet as “Assets held for sale.” The Company anticipates that upon the sale of the facility, the equipment in it will be moved to other owned or leased facilities. The estimated cost for moving this equipment is approximately $700. The Company does not plan to incur any of these moving costs prior to the sale of the facility. Moving costs will be expensed when they occur and will be reported as part of cost of goods sold. The Company estimates that closure of this facility and consolidation of the operations at this location within the remaining Company manufacturing facilities, will save approximately $500 of annual operating costs. In addition, due to recent weakness in upholstery fabric orders, the Company evaluated its prepaid marketing materials for impairment. As a result of this analysis, the Company determined that a portion of this asset had been impaired and recorded a charge of $707.

In addition, as part of the consolidation of manufacturing and warehousing facilities, the Company incurred $430 of moving and duplicate occupancy costs during the third quarter of 2005 and $801 for the nine months ended October 1, 2005. These costs are included in cost of goods sold.

On October 19, 2005, the Company decided to temporarily idle all of the manufacturing equipment at its Somerset, Massachusetts facility. This facility primarily manufactures chenille yarns. At such time as the facility is sold, the machinery and equipment in it will be moved to other facilities. The estimated moving cost is approximately $150 and will be expensed as incurred and reported as part of cost of goods sold. The net book value of the land, building, and machinery and equipment idled is approximately $5,400. As part of the broader Company-wide asset impairment evaluation conducted by the Company at the end of each quarter, the Company evaluated these assets for impairment on a held and used basis at the end of the third quarter and concluded that there was no impairment. However, based upon the October 19, 2005 change in use, these assets will again be evaluated for impairment during the fourth quarter of 2005.

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

Inventories consisted of the following:

	October 1, 2005	January 1, 2005
Raw materials	$24,248	$22,397
Work-in-process	7,337	8,474
Finished goods	12,415	13,741
Inventory at FIFO	44,000	44,612
LIFO adjustment	(2,077)	(754)
Inventory at LIFO	$41,923	$43,858

Note 5 - SEGMENT REPORTING

The Company operates as a single business segment consisting of sales of two products, upholstery fabric and specialty yarns. Management evaluates the Company’s financial performance in the aggregate and allocates the Company’s resources without distinguishing between yarn and fabric products.

Net sales to unaffiliated customers by major geographical area were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)

United States	$40,150	$56,137	$152,670	$195,610
Canada	2,222	2,827	7,867	9,712
Mexico	1,401	1,793	4,435	5,820
Middle East	344	881	1,744	2,739
South America	938	525	2,971	1,818
Europe	565	657	2,197	2,704
All Other	837	765	2,673	2,698
	$46,457	$63,585	$174,557	$221,101

Net sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)

Fabric	$42,100	$59,065	$154,312	$204,373
Yarn	4,357	4,520	20,245	16,728
	$46,457	$63,585	$174,557	$221,101

Note 6 - DEBT

Debt consists of the following:

	October 1, 2005	January 1, 2005

Senior Secured Revolving Credit Facility	$21,022	$–
Term Loan payable in quarterly principal installments plus interest over a 5-year period, beginning November 1, 2005	20,000	–
7.18% Senior Notes	–	30,000
7.09% Senior Notes	–	5,000
7.56% Series A Notes	–	5,000
Total Debt	$41,022	$40,000
Less: Current Portion of Term Loan	4,000	–
Current Portion of Senior Secured Revolving Credit Facility	16,022	–
Current Long-Term Debt	–	40,000
Total Long-Term Debt	$21,000	$–

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

Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker’s accounts receivable and inventory, minus an “Availability Reserve” (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at either the prime rate plus Applicable Margin or the London Interbank Offered Rate (LIBOR) rate plus Applicable Margin. Until October 21, 2005 the Applicable Margin was 2.25% for LIBOR advances and 0.75% for prime rate advances. Thereafter, the Applicable Margin is to be determined quarterly based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 1.75% to 2.50% for LIBOR advances and from 0.25% to 1.0% for prime rate advances. As of October 1, 2005, the weighted average interest rates of the advances outstanding was 5.84%.

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

The Term Loan bears interest at either the prime rate plus Applicable Margin or the LIBOR rate plus Applicable Margin. Until October 21, 2005 the Applicable Margin was 3.00% for LIBOR advances and 1.50% for prime rate advances. Thereafter, the Applicable Margin is to be determined quarterly based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement. The Applicable Margin for LIBOR advances ranges from 2.50% to 3.25% and for prime rate advances from 1.00% to 1.75%. As of October 1, 2005, the weighted average interest rate of the Term Loan was 6.62%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis and the principal payment due November 1, 2005 timely made. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. Annual aggregate principal payments under the Term Loan are as follows:

Fiscal Year	(In thousands)

2005	$1,000
2006	4,000
2007	4,000
2008	4,250
2009	4,500
2010	2,250
$20,000

The 2005 Credit Agreement includes customary financial covenants (including fixed charge coverage ratios and, until the first quarter of 2006, minimum consolidated EBITDA requirements), reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company’s and/or QFR’s ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation.

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

As of October 1, 2005, there were $41,022 of loans outstanding under the 2005 Credit Agreement, including the $20,000 term loan component, approximately $4,600 of letters of credit and unused availability of approximately $2,100, net of the Availability Reserve, as defined in the 2005 Credit Agreement.

On October 25, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 2, effective as of October 21, 2005, to the 2005 Credit Agreement ( “Amendment No. 2”) to: (i) reduce the Availability Reserve, (ii) reduce the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005 in the financial covenants, (iii) eliminate the minimum consolidated EBITDA requirement in its entirety for all periods after the fourth quarter of fiscal 2005, (iv) add a new “Two Quarter Fixed Charge Coverage Ratio” requirement to the financial covenants applicable to the five fiscal quarters beginning with the first quarter of fiscal 2006 and ending with the first quarter of fiscal 2007, (v) reduce the Minimum Fixed Charge Coverage Ratio in the financial covenants for the first fiscal quarter of 2006, (vi) increase the Applicable Margin by 0.25% with respect to the Term Loan and all Revolving Credit Facility advances until March 1, 2006, when all subsequent changes in Applicable Margins will be determined solely with respect to the Company’s ratio of Consolidated Total Funded Debt to EBITDA. The Company paid an amendment fee of $175, which will be capitalized and amortized over the remaining term of the 2005 Credit Agreement.

As of November 8, 2005, there were $39,484 of loans outstanding under the 2005 Credit Agreement, including the $19,000 term loan component, approximately $4,600 of letters of credit and unused availability of $4,520, net of the $7,500 Availability Reserve required following the effective date of Amendment No. 2.

The Company’s ability to meet its current obligations is dependent on: (i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2005 Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2005 Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company’s business and (ii) the negative effects of the Company’s annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve, such as those reflected in Amendment No. 1 to the 2005 Credit Agreement, discussed above, reduce Availability and thus the Company’s ability to borrow. In like manner, decreases in the Availability Reserve, such as those reflected in Amendment No. 2 to the 2005 Credit Agreement, discussed above, increase Availability and thus the Company’s ability to borrow. The Company manages its inventory levels, accounts receivable, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2005 Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company has implemented a plan to reduce its investment in inventory and is seeking to dispose of certain manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company’s cost structure on a continuing basis to reflect changes in demand.

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

Had compensation cost for awards granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company’s net income (loss) and earnings (loss) per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2 2004	October 1, 2005	October 2, 2004
	(In thousands) (Unaudited)		(In thousands) (Unaudited)

Net income (loss), as reported	$(7,155)	$(2,128)	$(20,587)	$(172)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	33	33	98	100
Less: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(225)	(294)	(689)	(896)
Pro forma net income (loss):	$(7,347)	$(2,389)	$(21,178)	$(968)

Earnings (loss) per common share – basic
As reported	$(0.43)	$(0.13)	$(1.22)	$(0.01)
Pro forma	$(0.44)	$(0.14)	$(1.26)	$(0.06)

Earnings (loss) per common share – diluted
As reported	$(0.43)	$(0.13)	$(1.22)	$(0.01)
Pro forma	$(0.44)	$(0.14)	$(1.26)	$(0.06)

Pro forma compensation expense for options is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted. No options were granted during the nine months ended October 1, 2005.

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

Note 9 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that the Company would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company’s intention is to reinvest these earnings permanently. Management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

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

Note 11 – NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for

Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and will be effective for the Company on December 31, 2005. The Company does not expect there to be any material effect on its consolidated financial statements upon adoption of the new standard.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” Statement 123 (revised) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005 and will be effective for the Company beginning in the first quarter of 2006. The Company is currently assessing the impact of SFAS 123 (revised) on its consolidated financial statements.

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

The Company’s fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. “Fiscal 2004” was a 52 week period ended January 1, 2005 and “Fiscal 2005” will be a 52 week period ending December 31, 2005. The first nine months of Fiscal 2004 and Fiscal 2005 ended October 2, 2004 and October 1, 2005, respectively.

Critical Accounting Policies

The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first nine months of 2005 that would warrant further disclosure beyond those matters previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and will be effective for the Company on December 31, 2005. The Company does not expect there to be any material effect on its consolidated financial statements upon adoption of the new standard.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005 and will be effective for the Company beginning in the first quarter of 2006. The Company is currently assessing the impact of SFAS No. 151 on its consolidated financial statements.

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

General

Quaker is a leading designer, manufacturer and worldwide marketer of a broad range of woven upholstery fabrics which it sells at various price points primarily to manufacturers of residential furniture. The Company is also a leading developer and manufacturer of specialty yarns. Approximately 14.3% of the Company’s net revenues during the first nine months of 2005 were attributable to fabrics sold outside the United States and approximately 60.0% of Quaker’s fabrics are manufactured to customer order.

Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings and fully upholstered furniture into the U.S. market, with industry data indicating that sales of imported fabrics in both roll and “kit” form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Competition in the U.S. domestic market has intensified as a result of the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

The Company’s fabric products compete with other furniture coverings, including leather, suede, microdenier “faux suede,” prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and “kit” form from low labor cost countries, particularly China, have enjoyed growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures, and in some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

Competitive factors in the industry include product design, product pricing, customer service and quality. Competition from lower cost imported products has increased, particularly from those products coming into the United States from China. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company’s financial condition and operating performance. Incoming orders during the first nine months of 2005 were down approximately 21.9% compared to the first nine months of 2004. The total backlog of fabric and yarn products at the end of the first nine months of 2005 was down $3.8 million compared to that of a year ago, with the dollar value of the yarn backlog up $0.3 million or 30.2% and the dollar value of the fabric backlog down $4.1 million or 22.1%.

Results of Operations - Quarterly Comparison

Net Sales. Net sales for the third quarter of 2005 decreased $17.1 million, or 26.9%, to $46.5 million from $63.6 million in the third quarter of 2004. Net fabric sales within the United States decreased 30.7%, to $35.8 million in the third quarter of 2005 from $51.7 million in the third quarter of 2004, as a result of continued competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and “kit” form, primarily from low labor cost countries in Asia. Net foreign sales of fabric decreased 14.8%, to $6.3 million in the third quarter of 2005 from $7.4 million in the third quarter of 2004. This decrease in foreign sales was due primarily to lower sales in Mexico, Canada, Europe and the Middle East. In Mexico, the Company competes primarily with Mexican weavers which typically offer their products at prices lower than the Company’s. The Company has lost some additional market share to these lower cost local mills. Sales in Europe declined primarily due to general economic weakness. In Canada, where furniture manufacturers sell furniture into both the United States and Canadian markets, strong competition from imported faux suede fabrics and leather continued during the third quarter of 2005 and contributed to a more difficult competitive environment. The political climate in the Middle East, as well as increased competition from Turkish and Chinese fabric manufacturers, negatively impacted sales into that region during the third quarter of 2005. Net yarn sales decreased to $4.4 million in the third quarter of 2005 from $4.5 million in the third quarter of 2004, with the decrease in the third quarter of 2005 principally due to lower craft yarn sales to a single customer. Sales to this customer accounted for 70.2% of third quarter 2005 and 48.2% of third quarter 2004 yarn sales. While the fourth quarter outlook is for significantly lower yarn sales, management believes the Company’s yarn sales have potential for future growth beginning during the first quarter of 2006.

The gross volume of fabric sold decreased 31.6%, to 7.0 million yards in the third quarter of 2005 from 10.2 million yards in the third quarter of 2004. The weighted average gross sales price per yard increased 4.0%, to $6.04 in the third quarter of 2005 from $5.81 in the third quarter of 2004, as a result of a general price increase effective April 2005 and product mix changes. The Company sold 32.5% fewer yards of middle to better-end fabrics and 30.2% fewer yards of promotional-end fabrics in the third quarter of 2005 than in the third quarter of 2004. The average gross sales price per yard of middle to better-end fabrics increased by 5.7%, to $7.29 in the third quarter of 2005 from $6.90 in the third quarter of 2004. The average gross sales price per yard of promotional-end fabrics increased by 0.7%, to $4.12 in third quarter of 2005 from $4.09 in the third quarter of 2004.

Gross Margin. The gross margin percentage for the third quarter of 2005 decreased to 13.1%, as compared to 18.4% for the third quarter of 2004. The decline in sales volume in the third quarter of 2005 as compared to the third quarter of 2004 resulted in an increase in fixed costs per unit, contributing 230 basis points to the gross margin decline. In addition, higher energy costs and higher raw material costs each contributed 150 basis points to the gross margin decline.

As part of the consolidation of manufacturing and warehousing facilities, the Company incurred $430,000 of moving and duplicate occupancy costs during the third quarter of 2005. These costs are included in cost of goods sold.

Restructuring and Asset Impairment Charges. During the three month period ended October 1, 2005, the Company reported a restructuring and asset impairment charge of $6.0 million. During the third quarter of 2005, the Company decided to close its manufacturing facility located at 763 Quequechan Street in Fall River, Massachusetts and offer the building for sale. As a result of this change in use, the building and certain of the equipment in it were evaluated for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on the projected gross cash flows expected from this equipment and facility, the Company determined that these assets were impaired and recorded a charge of $5.3 million. In addition, due to recent weakness in upholstery fabric orders, the Company evaluated its prepaid marketing materials for impairment. As a result of this analysis, the Company determined that a portion of this asset had been impaired and recorded a charge of $707,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10.5 million in the third quarter of 2005 as compared to $14.2 million in the third quarter of 2004, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions. Selling, general and administrative expenses as a percentage of net sales were 22.7% and 22.3% in the third quarters of 2005 and 2004, respectively. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

Interest Expense. Interest expense decreased to $0.8 million in the third quarter of 2005 from $0.9 million in the third quarter of 2004, primarily due to the repayment of senior debt with higher interest rates.

Effective Tax Rate. The Company’s effective tax rate was a benefit of 36.2% in the third quarter of 2005 compared to a benefit of 35.5% in the third quarter of 2004. The effective tax rate in the third quarter of 2005 was higher due to certain federal and state tax credits.

Results of Operations - Nine-Month Comparison

Net Sales. Net sales for the first nine months of 2005 decreased $46.5 million, or 21.1%, to $174.6 million from $221.1 million in the first nine months of 2004. Net fabric sales within the United States decreased 26.0%, to $132.4 million in the first nine months of 2005 from $179.0 million in the first nine months of 2004, as a result of increased competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and “kit” form, primarily from low labor cost countries in Asia. Net foreign sales of fabric decreased 13.8%, to $21.9 million in the first nine months of 2005 from $25.4 million in the first nine months of 2004. This decrease in foreign sales of fabric was due primarily to lower sales in Mexico, Canada, Europe and the Middle East. In Mexico, the Company competes primarily with Mexican weavers which typically offer their products at prices lower than the Company’s. The Company has lost some additional market share to these lower cost local mills. Sales in Europe declined primarily due to general economic weakness. In Canada, where furniture manufacturers sell furniture into both the United States and Canadian markets, competition from imported faux suede fabrics and leather increased during the first nine months of 2005 and contributed to a more difficult competitive environment. The political climate in the Middle East, as well as increased competition from Turkish and Chinese fabric manufacturers, negatively impacted sales into that region during the first nine months of 2005. Net yarn sales increased to $20.2 million in the first nine months of 2005 from $16.7 million in the first nine months of 2004, with the increase in 2005 principally due to craft yarn sales to a single customer. Sales to this customer accounted for 81.1% of the Company’s yarn sales in the first nine months of 2005 and 48.2% in the first nine months of 2004 yarn sales. While the fourth quarter outlook is for significantly lower yarn sales, management believes the Company’s yarn sales have significant potential for future growth, beginning during the first quarter of 2006.

The gross volume of fabric sold decreased 26.4%, to 26.4 million yards in the first nine months of 2005 from 35.9 million yards in the first nine months of 2004. The weighted average gross sales price per yard increased 2.4%, to $5.87 in the first nine months of 2005 from $5.73 in the first nine months of 2004 as a result of product mix changes. The Company sold 29.6% fewer yards of middle to better-end fabrics and 21.2% fewer yards of promotional-end fabrics in the first nine months of 2005 than in the first nine months of 2004. The average gross sales price per yard of middle to better-end fabrics increased by 5.3%, to $7.12 in the first nine months of 2005 from $6.76 in the first nine months of 2004. The average gross sales price per yard of promotional-end fabrics decreased by 0.2%, to $4.06 in first nine months of 2005 from $4.07 in the first nine months of 2004.

Gross Margin. The gross margin percentage for the first nine months of 2005 decreased to 13.7% as compared to 19.8% for the first nine months of 2004. The 21.1% drop in net sales in the first nine months of 2005 compared to the first nine months of 2004 caused fixed manufacturing costs as a percentage of net sales to increase, leading to a decline in the gross margin of approximately 260 basis points. The balance of the gross margin decline was caused by a general increase in Quaker’s raw material costs driven by rising oil prices, and unusual costs of approximately $1.7 million incurred during the first half of 2005 related to a key supplier decision to exit the acrylic fiber business and the liquidation of a second important supplier. These increases contributed approximately 250 basis points to the gross margin decline. Higher energy costs resulted in approximately 100 basis points at the gross margin level.

As part of the consolidation of manufacturing and warehousing facilities, the Company incurred $801,000 of moving and duplicate occupancy costs during the first nine months of 2005. These costs are included in cost of goods sold.

Restructuring and Asset Impairment Charges. During the nine month period ended October 1, 2005, the Company reported restructuring and asset impairment charges of $9.7 million. This consisted of $9.4 million of asset impairment charges and $243,000 of employee termination costs. During the first nine months of 2005, the Company reduced its production capacity by idling certain manufacturing equipment and also decided to close a manufacturing facility. As a result of these changes and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluated these assets impairment. Asset impairments of $3.4 million and $5.3 million were reported in the second and third quarters of 2005, respectively. In addition, due to recent weakness in upholstery fabric orders, the Company evaluated its prepaid marketing materials for impairment and determined that a portion of this asset had been impaired and recorded a charge of $707,000 in the third quarter of 2005. The Company also reduced its workforce during the second quarter of 2005 and recorded $243,000 of employee termination costs consisting of severance costs payable to affected employees.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $35.2 million in the first nine months of 2005 as compared to $41.6 for the first nine months of 2004, primarily due to lower sales commissions as a result of lower sales, a decrease in payroll costs attributable to staffing reductions and an adjustment during the first quarter in certain assumptions used to value benefits due to the Company’s executives under the terms of its non-qualified deferred compensation plan. Selling, general and administrative expenses as a percentage of net sales were 20.2% and 18.8% in the first nine months of 2005 and 2004, respectively. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

Interest Expense. Interest expense decreased to $2.2 million in the first nine months of 2005 from $2.6 million in the first nine months of 2004, primarily due to the repayment of senior debt with higher interest rates.

Effective Tax Rate. The Company’s effective tax rate was a benefit of 33.6% in the first nine months of 2005 compared to a benefit of 35.3% in the first nine months of 2004. The effective tax rate in the first nine months was affected by two events. First, as discussed in Note 2, the Company reported a goodwill impairment charge of $5.4 million. The goodwill had no tax basis, and therefore, no tax benefit related to this expense is realized. Second, the Company recorded the settlement of certain state tax assessments and claims during the second quarter of 2005, which resulted in a tax benefit in the quarter of $1.2 million.

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

Liquidity and Capital Resources

The Company historically has financed its operations and capital requirements through a combination of internally generated funds and borrowings under the Credit Agreement and the 2005 Credit Agreement (as hereinafter defined). The Company’s capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, add new technologies to broaden and differentiate the Company’s products, and improve the Company’s quality and productivity performance, (ii) increases in the Company’s working capital needs, and (iii) investments in the Company’s information technology systems.

The primary source of the Company’s liquidity and capital resources in recent years has been operating cash flow. The Company’s net cash provided by operating activities was $4.0 million and $15.2 million in the first nine months of 2005 and 2004, respectively. Cash provided by operating activities decreased during the first nine months of 2005 due principally to a $20.4 million reduction in net income and an $8.5 million reduction in deferred income tax liabilities, offset to some extent by $14.8 million of non-cash charges, consisting of $5.4 million of goodwill impairment and $9.4 million of asset impairments, and a net reduction in operating assets and liabilities of $1.6 million.

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

Capital expenditures for the first nine months of 2005 and 2004 were $4.5 million, and $12.1 million, respectively. Capital expenditures during 2005 were funded by operating cash flow and borrowings under the Company’s Credit Agreements. Management anticipates that capital expenditures for new projects will not exceed $6.0 million in 2005 consisting principally of facilities maintenance expenditures, and facility modifications at the 540,000 square foot manufacturing and warehousing facility leased by the Company in December 2004.

As of October 1, 2005, the Company had $41.0 million outstanding under the 2005 Credit Agreement, $4.6 million of letters of credit and unused availability of approximately $2.1 million, net of the Availability Reserve. As of January 1, 2005, the Company had no loans outstanding under the Second Amended and Restated Credit Agreement, dated as of February 14, 2002 and unused availability of $35.3 million, net of outstanding letters of credit of $4.7 million.

Debt consists of the following:

	October 1, 2005	January 1, 2005
	(In thousands)

Senior Secured Revolving Credit Facility	$21,022	$–
Term Loan payable in quarterly principal installments plus interest over a 5 year period, beginning November 1, 2005	20,000	–
7.18% Senior Notes	–	30,000
7.09% Senior Notes	–	5,000
7.56% Series A Notes	–	5,000
Total Debt	$41,022	$40,000
Less: Current Portion of Term Loan	4,000	–
Current Portion of Senior Secured Revolving Credit Facility	16,022	–
Current Long-Term Debt	–	40,000
Total Long-Term Debt	$21,000	$–

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

Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker’s accounts receivable and inventory, minus an “Availability Reserve” (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at either the prime rate plus Applicable Margin or the LIBOR rate plus Applicable Margin. Until October 21, 2005, the Applicable Margin was 2.25% for LIBOR advances and 0.75% for prime rate advances. Thereafter, the Applicable Margin is to be determined quarterly based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 1.75% to 2.50% for LIBOR advances and from 0.25% to 1.0% for prime rate advances. As of October 1, 2005, the weighted average interest rates of the advances outstanding was 5.84%.

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

The Term Loan bears interest at either the prime rate plus Applicable Margin or the LIBOR rate plus Applicable Margin. Until October 21, 2005, the Applicable Margin was 3.00% for LIBOR advances and 1.50% for prime rate advances. Thereafter, the Applicable Margin is to be determined quarterly based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement. The Applicable Margin for LIBOR advances ranges from 2.50% to 3.25% and for prime rate advances from 1.00% to 1.75%. As of October 1, 2005, the weighted average interest rate of the Term Loan was 6.62%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis and the principal payment due November 1, 2005 timely made. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. Annual aggregate principal payments under the Term Loan are as follows:

Fiscal Year	(In thousands)

2005	$1,000
2006	4,000
2007	4,000
2008	4,250
2009	4,500
2010	2,250
$20,000

The 2005 Credit Agreement includes customary financial covenants (including fixed charge coverage ratios and, until the first quarter of 2006 minimum consolidated EBITDA requirements), reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company’s and/or QFR’s ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation.

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

As of October 1, 2005, there were $41.0 million of loans outstanding under the 2005 Credit Agreement, including the $20.0 million term loan component, approximately $4.6 million of letters of credit and unused availability of approximately $2.1 million, net of the Availability Reserve, as defined in the 2005 Credit Agreement.

On October 25, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 2, effective as of October 21, 2005, to the 2005 Credit Agreement (“Amendment No. 2”) to: (i) reduce the Availability Reserve, (ii) reduce the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005 in the financial covenants, (iii) eliminate the minimum consolidated EBITDA requirement in its entirety for all periods after the fourth quarter of fiscal 2005, (iv) add a new “Two Quarter Fixed Charge Coverage Ratio” requirement to the financial covenants applicable to the five fiscal quarters beginning with the first quarter of fiscal 2006 and ending with the first quarter of fiscal 2007, (v) reduce the Minimum Fixed Charge Coverage Ratio in the financial covenants for the first fiscal quarter of 2006, (vi) increase the Applicable Margin by 0.25% with respect to the Term Loan and all Revolving Credit Facility advances until March 1, 2006, when all subsequent changes in Applicable Margins will be determined solely based upon the Company’s ratio of Consolidated Total Funded Debt to EBITDA. The Company paid an amendment fee of $175, which will be capitalized and amortized over the remaining term of the 2005 Credit Agreement.

As of November 8, 2005, there were $39.5 million of loans outstanding under the 2005 Credit Agreement, including the $19.0 million term loan component, approximately $4.6 million of letters of credit and unused availability of $4.5 million, net of the $7.5 million Availability Reserve required following the effective date of Amendment No. 2

The Company’s ability to meet its current obligations is dependent on: (i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2005 Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2005 Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company’s business and (ii) the negative effects of the Company’s annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve such as those reflected in Amendments No. 1 to the 2005 Credit Agreement, discussed above, reduce Availability and thus the Company’s ability to borrow. In like manner, decreases in the Availability Reserve such as those reflected in Amendment No. 2 to the 2005 Credit Agreement discussed above increase Availability and thus the Company’s ability to borrow. The Company manages its inventory levels, accounts receivable, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2005 Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company has implemented a plan to reduce its investment in inventory and is seeking to dispose of certain manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company’s cost structure on a continuing basis to reflect changes in demand. Management believes that the 2005 Credit Agreement, as amended, together with the Company’s operating cash flow are adequate to meet the Company’s foreseeable liquidity needs.

No dividends were paid on the Company’s common stock prior to 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board’s quarterly evaluation of the Company’s results of operations, cash requirements, financial condition and other factors deemed relevant by the Board. In 2004 and 2003, the Company paid cash dividends of $1.5 million or $0.09 per common share and $1.7 million or $0.10 per common share, respectively. As noted above, the terms of the 2005 Credit Agreement prohibit the payment of dividends. The Company had previously agreed with its prior lenders not to declare or pay any dividends or distributions, and in accordance with those agreements, the Company suspended dividend payments during the third quarter of 2004 and no dividends have been declared or paid since that time. Restricted net assets of the Company as of October 1, 2005 equal 100% of the net assets of the Company. All operations of the Company are conducted by QFR. This restriction has no impact on the Company’s operations, except for the prohibition on the payment of dividends.

Inflation

The Company does not believe that inflation has had a significant impact on the Company’s results of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, by increasing employee productivity, and by reflecting the effects of inflation in the selling prices of the new products it introduces each year. However, recent increases in oil prices have resulted in significant increases in the Company’s energy and raw material costs, primarily as a result of the substantial number of raw materials used by the Company that are derived from petroleum, and despite an across the board price increase effected by the Company during the first half of 2005, and a $0.15 per yard temporary surcharge effected in October, 2005, intense competition in the industry has impaired the Company’s ability to pass all of these cost increases along to its customers.

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

Foreign currency risk

Approximately 3.2% of the Company’s revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company’s results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company’s results of operations.

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

At October 1, 2005, the Company had the following derivative financial instruments outstanding:

Type of Instrument	Currency	Notional Amount in Local Currency	Weighted Average Contract Rate	Notional Amount in U.S. Dollars	Fair Value Gain (Losses)	Maturity

Forward Contracts	Mexican Peso	30.0 million	11.54	$2.6 million	$(136,000)	Jun. 2006

Forward Contracts	Brazilian Real	0.9 million	2.44	$0.4 million	$ (24,000)	Mar. 2006

Forward Contracts	Euro	0.1 million	0.79	$0.1 million	$ (8,000)	Nov. 2005

The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in an unrealized loss of approximately $0.3 million; whereas a 10% weakening of the U.S. dollar would result in an unrealized gain of approximately $0.3 million.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on debt. The Company’s exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) or Prime rate plus an “Applicable Margin” under the Company’s 2005 Credit Agreement. As of October 1, 2005, there was $41.0 million of borrowings outstanding under the Credit Agreement at floating rates. Increases in short-term interest rates will increase the Company’s interest expense. The Company mitigates this risk in the short term by locking in a portion of its outstanding borrowings at LIBOR rates for up to six months.

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

QUAKER FABRIC CORPORATION
Date: November 10, 2005	By: /s/ Paul J. Kelly
Paul J. Kelly Vice President - Finance and Treasurer (Principal Financial Officer)