Form 10-K
period 2005-12-31
QUAKER FABRIC CORP /DE/
filed 2006-03-31
CIK 103341

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7023

QUAKER FABRIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1933106 (I.R.S. Employer Identification No.)
941 Grinnell Street Fall River, Massachusetts (Address principal executive offices)	02721 (Zip Code)

Registrant's telephone number, including area code (508) 678-1951

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01
(Title of Class)

      Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes:       No:  X

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes:       No:  X

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes:  X   No:

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes:       No:  X

      The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on July 2, 2005 was approximately $53.1 million.

      As of March 30, 2006, 16,876,918 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference:

Description of Document	Part of the Form 10-K
Portions of the Proxy Statement to be used in connection with the Registrant's 2006 Annual Meeting of Stockholders.	Part III (Item 10 through Item 14)

Corporate Information

Quaker Fabric Corporation is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 941 Grinnell Street, Fall River, MA 02721 (telephone number 508-678-1951). Through a link on the Investor Relations section of our Website, www.quakerfabric.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

FOREWORD

      THE INFORMATION SET FORTH IN THIS ANNUAL REPORT IS BASED PRIMARILY ON HISTORICAL INFORMATION. THIS ANNUAL REPORT ALSO CONTAINS SOME FORWARD-LOOKING STATEMENTS RELATING TO FUTURE PLANS AND OTHER MATTERS. TO THE EXTENT THAT THIS ANNUAL REPORT INCLUDES FORWARD-LOOKING STATEMENTS, SUCH STATEMENTS INVOLVE UNCERTAINTY AND RISK, AND ACTUAL RESULTS COULD DIFFER FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS. A LIST OF CERTAIN FACTORS WHICH MANAGEMENT BELIEVES COULD ADVERSELY AFFECT THE ACTUAL RESULTS IS SET FORTH IN ITEM 1A UNDER THE CAPTION “RISK FACTORS,” IMMEDIATELY FOLLOWING THE DESCRIPTION OF QUAKER'S BUSINESS.

      THE COMPANY HAS EXPERIENCED RECURRING LOSSES FROM OPERATIONS, HAS FAILED TO ACHIEVE CERTAIN DEBT COVENANTS IN ITS SENIOR SECURED REVOLVING CREDIT AND TERM LOAN AGREEMENT AND MUST ACHIEVE SIGNIFICANT IMPROVEMENTS IN ITS OPERATING PERFORMANCE IN ORDER TO MEET CERTAIN FUTURE DEBT COVENANTS. AS A RESULT, THE REPORT ISSUED BY QUAKER'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE COMPANY'S FISCAL 2005 FINANCIAL STATEMENTS INCLUDES AN EXPLANATORY PARAGRAPH RAISING SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. (SEE ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

PART I

Item 1. Business

Overview

      Quaker Fabric Corporation (“Quaker” or the “Company”) is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics primarily for residential furniture and one of the largest producers of Jacquard upholstery fabrics in the world. Historically, all of the fabrics and yarns sold by the Company have been designed and produced in the Company's own U.S.-based manufacturing facilities. Recently, Quaker began taking steps to supplement the woven Jacquard products that have historically represented the core of the Company's product line with velvet, microdenier faux suede and less expensive woven products produced outside the U.S. and purchased by Quaker for sale into the worldwide market. In January 2006, Quaker entered into an agreement with a Chinese fabric mill pursuant to which certain fabrics sold by the Company in the future will be designed at Quaker's headquarters in Massachusetts but manufactured in China. In addition, Quaker has entered into outsourcing arrangements with two other fabric manufacturers based in Asia and anticipates entering into a limited number of additional similar arrangements in the future.

      The Company is also a leading developer and manufacturer of specialty yarns, including a variety of chenille, taslan and spun products, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design and delivery advantages.

      The Company's revenues in 2005 were $224.7 million, compared to $289.1 million in 2004, and on a comparative basis, our sales have declined quarter-to-quarter in each of the six consecutive quarters ended December 31, 2005. Primarily as a result of our declining sales, there has been a significant deterioration in our recent financial performance and we have reported operating losses in each of the six consecutive fiscal quarters ended December 31, 2005. Quaker has a restructuring plan in place that is intended to restore the Company to profitability. The key elements of this restructuring plan include: (i) stabilizing revenues from our U.S.-based residential fabric business by concentrating our marketing efforts on those markets least sensitive to imported products; (ii) reducing our operating costs enough to compensate for the drop we have experienced in our revenues over the past few years; (iii) selling excess assets; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills so that we can recapture the share of the domestic residential market that we have lost over the past few years to foreign imports; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets and expanding our specialty yarns business.

      Quaker has been producing upholstery fabric for almost sixty years and the Company is well known for its broad range of Jacquard and plain woven upholstery fabrics. Quaker's current product line consists of over 5,000 traditional, contemporary, transitional and country fabric patterns intended to meet the styling and design, color, texture, quality and pricing requirements of promotional through middle to higher-end furniture manufacturers. Additionally, the Company introduces over 1,000 new products to the market annually. The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide. Quaker also distributes its fabrics internationally. In 2005, net fabric sales outside the United States of $29.3 million represented approximately 14.4% of net fabric sales.

      Quaker uses two tradenames in the marketing of its fabrics—Whitaker® and Quaker™. Quaker's Whitaker® Collection, a branded line of a select group of the Company's better-end products, is intended to meet the design and construction requirements of middle to higher-end furniture manufacturers and jobbers. The balance of the Company's fabrics carry the Quaker™ name. In 2001, the Company began marketing certain fabrics intended to meet the design, construction and pricing needs of its promotional-end customers under the Company's Davol® brand name, but discontinued use of that name for its promotional products in 2005. Management estimates that approximately 60% of the Company's fabric sales are manufactured to customer order.

      The Company's yarn and fabric manufacturing and warehousing operations are conducted in six separate manufacturing and warehousing facilities in Fall River, Massachusetts. During the fourth quarter of 2004, the Company entered into a long-term lease on 540,000 square feet of manufacturing and warehousing space in Fall River. During 2005, the Company consolidated operations previously conducted in four leased facilities into this new plant. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Verona, Mississippi, and City of Industry, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and uses a third-party distribution company to provide warehousing services in Brazil.

The Industry

      Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be approximately $1.6 billion annually, with sales of imported fabrics, in both roll and “kit” (i.e., cut and sewn) form, representing approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Management believes that sales of imported fabric as a percentage of total fabric sales continued to increase during 2005. Management estimates international fabric sales to be at least twice those of the domestic market. At the promotional end of the Jacquard market, price is the most significant competitive factor. At the upper-end of the market, while pricing is still important, fabric styling and design typically play a greater role.

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

      The upholstery fabric covering a sofa, chair, or other piece of furniture is one of the most significant factors influencing a furniture buyer's selection. Purchase decisions are based primarily on the consumer's evaluation of aesthetics, comfort, durability, quality and price, with pricing the most important factor at the promotional end of the market. As a result, the fabric decisions a furniture manufacturer makes play a critical role in its ability to capture retail floor space, thereby generating increased sales by attracting consumer attention.

      Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by the following factors:

(i)	Fabrics, leather and microdenier faux suede products entering the United States from Asia in both roll and “kit” form are resulting in increased competition in the upholstery fabric and upholstered furniture markets and are capturing an increasing share of the domestic furniture market. Economic factors affecting purchasing decisions made by U.S. furniture manufacturers to source furniture coverings domestically or in the international market are expected to cause this trend to accelerate. In addition, recent increases in imported furniture coverings and an increase in imports of fully upholstered furniture (“FUF”) into the U.S. can be anticipated to have a deflationary effect on pricing throughout the distribution chain.
(ii)	A number of U.S. furniture manufacturers have begun to bring fully upholstered furniture (“FUF”) into the U.S. for sale into the domestic market. Most U.S. furniture manufacturers doing this are purchasing FUF in China and other countries in the Far East from local furniture manufacturers operating there—and at least one U.S. furniture manufacturer has set up its own FUF production facilities in China. These furniture manufacturers are sourcing in the Far East the raw materials, including fabric, they need for the FUF they are making in China.
(iii)	The furniture industry has been consolidating at both the retail and manufacturing levels for several years. As a result, fabric suppliers are required to deal with larger and more sophisticated customers that require a broader range of product choices, shorter delivery lead times, customer-specific inventory management programs, and additional information technology-based support services.
(iv)	In recent years, the lines between the furniture industry's manufacturers and retailers have begun to blur, with several of the nation's larger furniture manufacturers opening retail outlets of their own.
(v)	The United States has shifted toward a more casual lifestyle, as evidenced by product shifts in the apparel and home furnishings industries. Management believes this has resulted in growing demand for less formal furniture upholstered with softer, less expensive, more comfortable fabric, with stain repellant and stain resistance properties.
(vi)	Consumer tastes in upholstered furniture coverings change as new trends and styles emerge. Leather and faux suedes as furniture coverings have increased in popularity in recent years, resulting in a reduction in overall sales of woven upholstery fabric.
(vii)	Pushed by consumers demanding immediate product delivery, the furniture industry has increased its focus at the upper end of the market on just-in-time manufacturing methods and shorter delivery lead times. At the promotional end of the market, the focus is on higher volume commodity frames and coverings, with furniture more likely to be sold “as shown”.
(viii)	Advances in the use and application of information technology throughout the industry supply chain can be anticipated to allow furniture industry manufacturers, suppliers and customers to share information more quickly and more effectively, resulting in reduced cycle times and greater transparency for end consumers who will be able to determine the status of their orders at each stage of the manufacturing process. Significant advances in the use of information technology in the sales and marketing function are also anticipated.
(ix)	Most consumers and some furniture manufacturers have placed increased emphasis on product quality.

Strategy

      Quaker's strategy to further its growth and financial performance objectives includes:

      Restoring the Company to Profitability. Since the third quarter of 2004, management's number one priority has been restoring the Company to profitability. The key elements of Quaker's restructuring plan include: (i) stabilizing revenues from our U.S.-based residential fabric business by concentrating our marketing efforts on those markets least sensitive to imported products; (ii) reducing our operating costs enough to compensate for the drop we have experienced in our revenues over the past few years; (iii) selling excess assets; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills so that we can recapture the share of the domestic residential market that we have lost over the past few years to foreign imports; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets and expanding our specialty yarns business.

      Maintaining its Leadership Position in the Domestic Residential Fabric Market. The Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics to the promotional and middle to better-end of the market by offering a wide variety of fabric patterns at prices ranging from $2.40 to $35.88 per yard and by emphasizing superior customer service. Recently, Quaker has taken steps to broaden its product offerings to include velvet, microdenier faux suede and less expensive woven fabrics manufactured outside the U.S. pursuant to outsourcing and/or commercial cooperation agreements entered into by the Company with various offshore fabric manufacturers.

      Expanding International Sales. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker, including the operation of a distribution facility in Mexico, and the utilization of the services of a third party distribution company in Brazil. The Company's international net fabric sales were $29.3 million in 2005.

      Penetrating Related Fabric Markets. Management believes the Company's styling and design expertise, as well as its fabric finishing and post-finishing abilities, provide opportunities to penetrate the contract and outdoor markets.

      Maintaining Specialty Yarn Sales. The Company's current line of specialty yarns includes over 100 different varieties of spun, taslan and chenille yarns, and Quaker's yarn design and development staff regularly creates innovative new specialty yarns for use in the Company's fabrics and sale to the Company's yarn customers. All of the taslan and approximately 80% of the chenille and spun yarns manufactured by the Company are used in the production of the Company's fabric. The balance is sold to craft yarn distributors, upholstery weavers and home fashion accessories firms. The Company's yarn styling and yarn technology has allowed the development of a number of unique yarns for the craft yarn sector. These yarns, many of which are copyrighted, have met with considerable success. To support further penetration of the craft yarn market and to provide improved product aesthetics on retail store shelves, during the fourth quarter of 2004, the Company invested in yarn “balling” and packaging equipment. Net sales for this division increased by 6.7% to $21.8 million in 2005 from $20.4 million in 2004, although yarn sales dropped significantly during the fourth quarter of 2005 due to excess inventory at the Company's biggest yarn customer.

Competitive Strengths

      Management believes that the following competitive strengths distinguish Quaker from its competitors:

      Product Design, Development and Technological Innovation Capabilities. Management believes that Quaker's reputation for design excellence, product leadership and technological development is, and will continue to be, the Company's most important competitive strength.

      Commitment to Customer Service. The Company is committed to offering its customers the best overall service levels in the industry, and Quaker's U.S.-based manufacturing operations allow Quaker to fill some customer orders in as little as two weeks.

      Broad Product Offering. The breadth and depth of Quaker's product line enables the Company to be a full-service supplier of Jacquard and plain woven fabrics to the domestic and international furniture market, with the outsourcing arrangements the Company recently began putting in place allowing the Company to supplement its core woven products line with velvets, microdenier faux suede and other furniture coverings not previously available through the Company.

      Technological Expertise. Quaker is driven by innovation and is committed to exploring the development and use of new technology to meet its product development, customer service, operating and financial objectives.

      State-of-the-Art Manufacturing Equipment. Management believes the Company has one of the most modern, efficient and technologically advanced manufacturing bases in the industry. In addition, Quaker's production operations are organized to support the shorter production runs required at the upper-end of the market.

      Focus on Jacquard Fabrics. Management believes the detailed, copyrighted designs of the Company's Jacquard fabrics support its efforts to compete on the basis of superior styling and design, rather than price.

      Vertical Integration. Using Quaker's own specialty yarns in the production of its fabrics provides the Company with significant design, cost and delivery advantages.

Products

      The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.40 to $35.88 per yard. While most of the Company's fabrics have historically been sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker® label in October 1996. During 2001, the Company began marketing certain of its fabrics to its promotional-end customers under its Davol® brand name, however, in 2005, the Company discontinued use of the Davol brand and returned to marketing its promotional products under the Quaker label. In 2005, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $4.04 per yard and $7.09 per yard, respectively, compared to $4.05 and $6.80, respectively, in 2004. The weighted average gross sales price per yard of the Company's fabrics was $5.88 in 2005, compared to $5.74 in 2004. Gross sales of the Company's middle to better-end fabrics were $147.5 million, or 72.6% of total gross fabric sales in 2005, with approximately 43.8% of those sales made under the Whitaker® label. Most of the Company's products are merchandised in packages or collections of coordinated fabrics intended to be marketed at retail on a single furniture group, e.g., loveseat, sofa, chair.

      Quaker's product line is focused on fabrics with woven designs referred to in the industry as “Jacquards,” because of the special Jacquard equipment, or heads, required to produce them, and also includes a broad assortment of striped, plaid, and plain fabrics. The vast majority of Quaker's looms are equipped with Jacquard heads. The use of these heads makes it possible to vary the pattern, color, and texture of both the filling and warp yarns in a fabric.

      Recently, Quaker began taking steps to supplement the woven Jacquard products that have historically represented the core of the Company's product line with velvet, microdenier faux suede and less expensive woven products produced outside the U.S. and purchased by Quaker for sale into the worldwide market. By March 2006, Quaker had entered into outsourcing arrangements with three fabric manufacturers based in Asia for this purpose, and the Company anticipates entering into a limited number of additional similar arrangements in the future.

      Quaker's broad product line, including the additional product types added to Quaker's line as a result of the outsourcing arrangements to which the Company has recently become a party, is intended to allow the Company's customers to meet most of their fabric needs through one full-service supplier.

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

      The Company's design department has overall responsibility for the development of new upholstery fabric patterns for sale by the Company. The organization of the Company's design department reflects the various markets served by the Company, with certain designers responsible for the development of new fabrics for the residential market, others for the outdoor, contract and international markets. Although the Company purchases artwork from independent artists, the Company's staff of professional designers and designer technicians creates the majority of the designs on which the Company's fabric patterns are based and also determines the construction of those patterns. The design department uses Computer Aided Design (“CAD”) equipment to reduce the length of the Company's new product development cycle.

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

      In addition, because of the design and delivery advantages of Quaker's vertically integrated manufacturing operations, substantial emphasis is placed on making maximum use of the Company's internally produced yarns during the fabric development process. In conjunction with the development of each new fabric merchandising plan, members of the Company's fabric design and yarn development staffs meet to identify the design staff's yarn requirements for the Company's next fabric line and many of Quaker's proprietary yarns trace their origins to this design-driven process. Quaker's product development, engineering and manufacturing staffs also play a key role in the new product development process by reviewing proposed new product constructions to evaluate their impact on the Company's raw material costs, equipment utilization rates and quality performance. The Company's product development and engineering staffs also design and develop new product attributes that add value to Quaker's products from the consumer's perspective. Their efforts have lead to initiatives such as the Company's entry into a non-exclusive licensing agreement with Hi-Tex, Inc. for the use of its patented Crypton® finish for certain of the Company's fabrics for the contract market. During 2005, Quaker's licensing agreement with Hi-Tex was expanded to allow Quaker to produce all of the Company's Crypton products in its Fall River operations. This allows for improved customer service and reduced development time for new contract market products.

      Although a few plain, striped and plaid fabrics remain in the Company's product line for ten years or more, a successful product typically has a life of two to three years. Quaker's design staff also regularly creates custom patterns for customers seeking to differentiate their products for distribution purposes, hit a certain price point at the retail level, or meet a particular styling need in the market they serve. These patterns, which are not part of Quaker's “open line,” are known in the industry as “Specials” and have become increasingly important to the Company's overall marketing efforts in recent years.

      In addition, within the past several years, Quaker has entered into a number of licensing agreements with various designers, including Todd Oldham (La-Z-Boy), Alexander Julian, and Jaclyn Smith, pursuant to which Quaker has become the primary supplier of upholstery fabrics reflecting design concepts developed by those designers.

Sales and Marketing

Upholstery Fabrics

      Net fabric sales during 2005 were $202.9 million, or approximately 90.3% of the Company's net sales. The Company sells its upholstery fabrics to over 3,000 furniture manufacturers worldwide. Fabric sales to the Company's top 25 customers accounted for approximately 44.4% of 2005 net fabric sales. None of the Company's customers accounted for more than 6.0% of net fabric sales during 2005.

      The Company uses a direct marketing force of 19 sales representatives, three of whom are based in Mexico, to market its fabrics in the United States, Canada and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker's fabrics are distributed internationally through a network of eight exclusive sales representatives, working out of sales offices and showrooms in the United Kingdom, the United Arab Emirates, Singapore, and Brazil. In addition, Quaker has appointed eight independent commissioned sales agents to represent the Company in Australia, New Zealand, Hong Kong, Japan, Korea, Israel, South Africa, Turkey and India. All of the Company's sales are supervised by Quaker's Vice President—Sales.

      Quaker's United States customers market their products through national furniture industry trade shows held annually in April and October in High Point, North Carolina, and in February and August in Las Vegas, Nevada as well as through various regional shows. These shows provide most of Quaker's customers with the opportunity to introduce their new furniture lines to their major retail customers in a single setting. Quaker's design and marketing process is closely linked to these trade shows, and the Company develops two major lines of new fabrics each year timed to coincide with the furniture industry's new product development cycle.

      Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, Dubai, Germany, Italy, Brazil and Mexico. Net foreign sales of fabric accounted for approximately 14.4% of Quaker's net fabric sales during 2005.

      In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains five distribution centers from which its customers may take immediate delivery of selected products. These facilities are located in City of Industry, California; Verona, Mississippi; High Point, North Carolina; Sao Paulo, Brazil; and Mexico City, Mexico.

Specialty Yarns

      Net yarn sales during 2005 were $21.8 million, or approximately 9.7% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted and chenille. Because of their softness, the specialty yarns produced by the Company and the fabrics made out of them are intended to be responsive to consumer demand for soft, casual home furnishings and accessories. The Company's specialty yarns are sold under the name of Nortex Yarns to craft yarn distributors and manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products. The Company has approximately 60 yarn customers. Sales to one craft yarn customer represent more than 75% of the Company's yarn sales. Sales into the craft yarn market reflected significant growth during the first three quarters of 2005, but dropped significantly during the fourth quarter due to excess inventory at the Company's biggest yarn customer.

      A significant percentage of the Company's yarn revenues is attributable to the new balling equipment Quaker installed during 2004 to satisfy the packaging needs of the Company's craft yarn customers. This additional packaging process produces a complete “package” or ball of yarn, allowing the Company's specialty yarns to be sold to the Company's craft yarn customers ready for direct shipment to their own retail clients.

      Management believes the technical expertise of Quaker's yarn development staff provides the Company with an important competitive advantage by enabling Quaker to create and market innovative specialty yarns to meet its customers' styling and performance criteria. Historically, chenille yarns have had difficulty meeting the durability standards required for use in fabrics which are likely to be subjected to heavy wear. To address this problem, Quaker's yarn development staff created a finished chenille yarn with superior abrasion resistance, and in 1997 the United States Patent and Trademark Office issued a patent to protect the Company's Ankyra™ process.

Manufacturing

      The Company operates six manufacturing facilities in the greater Fall River, Massachusetts area, and management estimates that approximately 60% of the Company's fabric sales are manufactured to customer order. In addition, beginning in 2006, certain fabrics designed and sold by the Company will be manufactured outside the U.S. pursuant to outsourcing agreements entered into by the Company with various fabric mills with operations in Asia. Management, in partnership with key customers, uses forecasting techniques to significantly reduce delivery lead times to its key customers. The Company's objective is to operate its production facilities on a three-shift, five to five and one half-day per week schedule. However, during periods of heaviest demand, Quaker operates some or all of its production areas on seven-day, three-shift schedules and/or outsources a portion of its production requirements. During periods of weaker demand, the Company will decrease its production rates accordingly by reducing overtime and staffing levels and/or idling plants and equipment. During 2005, Quaker implemented several reductions in force, resulting in a significant decrease in the Company's employment levels by the end of 2005, as compared to year-end 2004. In addition, Quaker idled its Somerset, Massachusetts manufacturing plant, discontinued most of the yarn manufacturing operations previously conducted at its Quequechan Street facility in Fall River and consolidated operations at four of its leased Fall River-based warehousing/manufacturing plants into a fifth facility.

      The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of craft yarns, home furnishings products and apparel. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing and post-finishing processes to enhance the durability and performance characteristics of the end product. Some of the Company's fabrics, including its Quaker Plush®, Quaker Suede™, Quaker Silk™ and Quaker Ultra® products, and the products it markets under the Crypton® brand under a licensing agreement with Hi-Tex, Inc., benefit from additional chemical and mechanical finishing processes designed to enhance their appearance, texture or “hand” and/or performance characteristics. A final product quality inspection is conducted prior to shipment to the Company's customers.

      To improve asset utilization rates, overall conversion costs and quality, Quaker has introduced “lean manufacturing” principles in various of its manufacturing operations. These principles involve more training for the Company's hourly workforce, plant layouts designed to ensure a smooth continuous flow of product through the manufacturing process and an emphasis on inventory reduction and continuous process improvements.

      Since 1988, the United Kingdom has had a flammability standard in place applicable to all upholstery fabrics sold in the U.K., including products imported into the U.K. market from other countries. To ensure compliance with this regulatory standard, the Company devoted considerable resources to the successful development of fabrics which would meet the performance specifications set forth in the standard. For the past several years, the United States Consumer Product Safety Commission (the “CPSC”) has also been working on the development of an upholstered furniture flammability standard, and the Company has played a lead role in the shaping of these proposed regulations. Management believes the adoption by the CPSC of new regulations in this area, if that were to occur, would not likely have a material adverse effect on the Company's results of operations or financial condition and that, prior to the effective date of such regulations, if any, the Company would be able to make such changes in its fabric designs and manufacturing processes as would be required to ensure the Company's compliance.

      In January 2006, the federal Environmental Protection Agency (the “EPA”) launched a global stewardship program inviting companies to reduce PFOA (Perfluorooctanoic acid) releases and its presence in products by 95% by no later than 2010 and to work toward the elimination of these sources of exposure no later than 2015 due to the possibility that at some point in the future the EPA could determine PFOA to be a likely carcinogen. Certain of the fabric finishes used by the Company to improve the stain resistance properties of Quaker's products may release trace amounts of PFOA as a result of the breakdown of fluorotelomers over time. Although studies done by DuPont, one of the Company's fabric finish suppliers, indicate “the use of consumer articles based on fluorotelomers would not result in any detectable exposure to PFOA,” Quaker is currently reviewing the actions it will take to reduce its usage of these finishes in a manner consistent with the EPA's stewardship program.

      The vast majority of the Company's looms are equipped with electronic Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without equipment-related design constraints. During 2001, the Company added 36 Dobby looms to its manufacturing base to reduce the cost of manufacturing certain fabrics not requiring the use of Jacquard heads, and in 2002, 24 “double-wide” Jacquard looms were moved into production.

      The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery.

      During the past five years, the Company placed in service approximately $67.8 million of new manufacturing equipment to improve manufacturing efficiencies and support the Company's marketing, quality and delivery objectives.

Quality Assurance

      Management believes that product quality is a significant competitive factor in both the domestic and international fabric markets. Quaker's quality initiatives include:

•	Inspection of incoming raw materials to ensure they meet the Company's product specifications and to provide prompt feedback to vendors when defects are discovered so that corrective actions may be undertaken immediately.

•	A final quality inspection of the Company's yarn and fabric products before they are released for shipment.

•	Continuous monitoring of the Company's performance against industry standards and its own internal quality standards.

•	ISO 9001 certification of all of the Company's operations. During 2001, the Company received certification to the new ISO 9000: 2000 Quality Standard for ISO 9001.

      In addition to these measures, the built-in quality control features and more precise settings on the Company's newer production equipment also support the Company's efforts to provide defect-free products to its customers.

      The Company's quality-related return rate, as a percentage of total yards shipped, was 0.38% in 2005 and 0.35% in 2004, and the Company sold 0.9 million yards of second-quality fabric into the seconds market during 2005 compared to 1.2 million yards during 2004.

Technology

      The use of technology to improve productivity and decision making is a key component of Quaker's overall strategy. Microprocessor-based control systems in the production equipment used for yarn manufacturing, weaving, and fabric finishing, along with the use of real-time production monitoring controls in some areas of weaving, allow for the effective management of throughput and quality in a complex production environment. An outsourced enterprise-wide IP-based telecommunications network provides a high level of predictable performance and cost for both data and voice communications. The use of wireless RF and barcoding technology reduces errors and labor costs while increasing speed throughout Quaker's new product development, production and distribution processes.

      Newly developed applications to further automate new product development and design processes are reducing time to market and product introduction costs. These tools, linked with Quaker's Enterprise Resources Planning system, allow for end-to-end management of information related to the development and introduction of new products as well as sales, production planning and scheduling, materials management, purchasing, inventory management, and the management of production routings. Each of these contributes to the improvement of customer service, the more efficient use of assets, and the effective management of inventories.

      Other examples of technologies used by Quaker include: computer-aided design (CAD) used to design new patterns and to develop precise weaving instructions for electronic download to the loom heads; a secure web portal for use by customers in viewing order information; a data warehouse used to manage data and to provide information for analysis and decision making; and an outsourced HR/payroll system that is providing improved services and controls at a reduced cost.

Sources and Availability of Raw Materials

      Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain fabrics produced by the Company and certain of the yarns the Company produces internally or purchases from other manufacturers. While the Company purchases its raw material requirements from both U.S. and non-U.S. based suppliers, in 2005, Quaker sourced over 85% of its raw materials from suppliers in North America. It is important to note, however that a number of the Company's North American suppliers source a significant amount of their own raw materials from suppliers around the world. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices typically fluctuate with changes in the underlying market for petrochemicals in general. In addition, the financial performance and/or condition of a number of textile industry suppliers has been hurt by recent reductions in the overall size of the U.S. textile industry, increasing the risk of business failures and/or further consolidations among the Company's supplier population and the related risk of disruption to Quaker's operations.

      Although other sources may be available, the Company currently procures approximately 80% of its raw material components from eight major industry suppliers. One of these firms is the sole supplier of a polypropylene filament yarn used in approximately 30% of the Company's products shipped in 2005, and the Company currently does not have an alternative supplier in place for this component. Further, the Company sources a low melt polymer essential to the production of Quaker's Ankyra™ chenille yarns from a single supplier. While an alternate source of this polymer is available, it is unlikely that this alternate source would have the manufacturing capacity to meet all the Company's requirements for this raw material, at least initially.

      Approximately 39% of the Company's filling yarns are acrylic and are purchased from spinners that used to use acrylic fiber from Solutia, Inc. (“Solutia”.) On December 17, 2003, Solutia filed for reorganization under Chapter 11 of the federal bankruptcy laws and on January 25, 2005, Solutia announced that it would exit the acrylic business. Operations at Solutia's acrylic manufacturing facilities ceased during the second quarter of 2005. With the closure of Solutia, Quaker began sourcing acrylic from two primary offshore producers. To maintain customer service levels, the longer lead times associated with offshore sourcing have required the Company to hold additional component safety stock inventory at both the spinners used by the Company and at Quaker.

      In addition, during the first half of 2005 a Canadian supplier of acrylic spun yarns to Quaker went out of business. To arrange for a continuous flow of these raw materials, Quaker was required to source these spun yarn products from another Canadian yarn manufacturer with which Quaker had worked in the past.

      In January 2006, the federal Environmental Protection Agency (the “EPA”) launched a global stewardship program inviting companies to reduce PFOA (Perfluorooctanoic acid) releases and its presence in products by 95% by no later than 2010 and to work toward the elimination of these sources of exposure no later than 2015 due to the possibility that at some point in the future the EPA could determine PFOA to be a likely carcinogen. Certain of the fabric finishes used by the Company to improve the stain resistance properties of Quaker's products may release trace amounts of PFOA as a result of the breakdown of fluorotelomers over time. Although studies done by DuPont, one of the Company's fabric finish suppliers, indicate “the use of consumer articles based on fluorotelomers would not result in any detectable exposure to PFOA,” Quaker is currently reviewing the actions it will take to reduce its usage of these finishes in a manner consistent with the EPA's stewardship program including, but not limited to, the use of alternate suppliers manufacturing fabric finishes not involving the use of fluorotelomers.

      Although Quaker expects that it will be able to obtain adequate amounts of raw materials to meet its future requirements, and as a matter of corporate policy, attempts to identify alternate sources for all critical raw material components, an increase in the price of or a shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

      The Company's production operations are heavily reliant upon a consistent supply of energy, including electricity to power the Company's manufacturing equipment, natural gas to generate the heat used in Quaker's finishing operations and oil to heat the Company's office areas. A significant shortage or interruption in the availability of these energy sources would likely have a material adverse effect on the Company's operations and financial performance. Beginning in the latter part of 2000, the Company began to experience rising energy costs. To help provide the Company with greater stability and to reduce the impact of rising energy costs, during 2001, Quaker entered into a contract to purchase its electrical power requirements at a fixed price through December 2004. Upon expiration of this agreement, the Company began purchasing 60% of its electricity requirements at the default rate and the balance at an “hour to hour” rate. The Company experienced a significant increase in its energy costs during 2005 and remains vulnerable to further energy price increases.

Competition

      The markets for the Company's products are highly competitive. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. Price is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavily toward fabric styling and design considerations. Recently, cost and other factors have made imported fabrics more competitive with the Company's products. Imported furniture coverings, including leather, fabric in both roll and “kit” form, and faux suede products were estimated to represent approximately 42% of sales into the U.S. fabric market during 2004, up from 29% in 2003 and 11% in 2002, and management believes that sales of imported furniture coverings as a percentage of total U.S. fabric sales continued to increase during 2005. This trend can be expected to continue in the absence of a change in U.S. trade policy or other international developments.

      Several of the companies with which the Company competes may have greater financial resources than the Company. The Company's products compete with other upholstery fabrics and furniture coverings, including prints, flocks, tufts, velvets, suede and leather, with leather, faux suede and plain furniture coverings generating strong demand over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures in its Fall River facilities.

      During 2005, the Company's yarn sales business continued to be adversely affected by diminished demand for products manufactured by the Company's customers in the home furnishings and apparel markets, however, the Company's sales to the craft yarn market grew significantly during the first three quarters of the year, with sales to one craft yarn customer representing more than 75% of the Company's 2005 yarn sales, however, sales to that craft yarn customer dropped off significantly during the fourth quarter of 2005 due to excess inventory at retail.

Backlog

      As of December 31, 2005, the Company had firm orders pending for approximately $11.3 million of fabric and yarn compared to $14.6 million as of January 1, 2005. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

Trademarks, Patents, Copyrights

      The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra™ chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. The Company's Davol®, Quaker Ultra® and Whitaker® marks, as well as a logo form of the “W®” mark, are registered with the U.S. Patent and Trademark Office. In addition, the Company has filed patent applications with the U.S. Patent and Trademark Office to protect its intellectual property rights in several new technologies and processes created by the Company's product development staff, including certain laminated textured products, Quaker's Regal™ chenilles, a continuous washing and post finishing process, and for the Company's high-value laminated fabrics. The Company is also a party to a non-exclusive licensing agreement with Hi-Tex, Inc. for the use of its patented Crypton® finish for certain of the Company's fabrics for the contract market. In connection with Quaker's plans to outsource the manufacture of certain fabrics in China, and the Company intends to take steps to protect its intellectual property rights in those products under Chinese law.

Insurance

      The Company maintains general liability and property insurance. The costs of insurance coverage vary generally and the availability of certain coverages can change. Following the events of September 11, 2001, the Company experienced significant increases in the premium rates on certain of its insurance coverages and certain changes were made in the insurance carriers used by the Company and in the terms and conditions of some of the Company's insurance policies. Although premium rates for most coverages purchased by the Company have dropped since the significant increases experienced during the first round of post-September 11 renewals, most rates have not decreased to their pre-September 11 levels. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates.

Employees

      As of December 31, 2005, Quaker had 1,655 active employees, including 1,297 production employees, 125 technical and clerical employees, and 233 exempt employees and commissioned sales representatives. In addition, as of that date, the Company also had 356 individuals on leave, including individuals on layoff status and individuals entitled to benefits under the federal Family and Medical Leave Act and/or one or more of the various medical and disability fringe benefit programs maintained by the Company; compared to 195 individuals on leave as of year-end 2004. The Company's employees are not represented by a labor union, and management believes that employee relations are good. The Company's operations are heavily dependent on the availability of labor in the Fall River, Massachusetts area.

Item 1A. Risk Factors

      The Company has experienced recurring losses from operations, has failed to achieve certain debt covenants in its senior secured revolving credit and term loan agreement and must achieve significant improvements in its operating performance in order to meet certain future debt covenants. As a result, the report issued by Quaker's independent registered public accounting firm on the Company's Fiscal 2005 financial statements includes an explanatory paragraph raising substantial doubt about the ability of the Company to continue as a going concern. (See Item 8. Financial Statements and Supplementary Data.) Accordingly, an investment in shares of the Company's Common Stock involves a high degree of risk. In addition, the Company's operating results are subject to quarterly and annual fluctuations as a result of a number of factors. Such factors include:

      We may breach one or more of the financial covenants in our 2005 Credit Agreement. On May 18, 2005, the Company, entered into a five-year, $70.0 million senior secured revolving credit and term loan agreement with three banks (the “2005 Credit Agreement”), reduced by Amendment Nos. 3 and 4 (as hereinafter defined) to $50.0 million. Since May of 2005, the 2005 Credit Agreement has been amended four times to relax the financial covenants in the Agreement to reflect changes in the Company's anticipated financial results, with the most recent amendments made in February and March 2006. If the Company is unable to comply with the financial covenants in the 2005 Credit Agreement in the future, there can be no assurance that the banks will agree to any further amendments needed, and in the absence of such amendments, the Company would be in default and our lenders would have the right to accelerate payment of the outstanding balance of our loan, which as of March 29, 2006, was approximately $38.1 million. If our lenders were to exercise this right, it is highly unlikely that we would be able to repay the debt from existing resources. Under these circumstances, we would expect to seek alternative financing arrangements that would enable us to repay the debt. There can be no assurance as to when or whether we would be able to complete such an arrangement on terms acceptable to us or at all.

      We need to carefully manage our cash. Our ability to meet our current obligations depends on our access to trade credit, our operating cash flow and our ability to borrow under the terms of our 2005 Credit Agreement, with our ability to borrow under the Credit Agreement a function of our Eligible Accounts Receivable, Eligible Inventory, Availability and Availability Reserve, as those terms are defined in the 2005 Credit Agreement. Increases in the Availability Reserve such as those reflected in Amendment Nos. 1 and 4 to the 2005 Credit Agreement, reduce Availability and thus reduce our ability to borrow and our access to cash. In like manner, decreases in the Availability Reserve such as those reflected in Amendment No. 2 to the 2005 Credit Agreement, increase Availability and thus increase our ability to borrow and our access to cash. We need to manage our inventory levels, accounts receivable, accounts payable and capital expenditures to provide adequate resources to meet our anticipated operating needs, maximize our cash flow and reduce our need to borrow under the 2005 Credit Agreement. Our cash position may be adversely affected by factors we cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit.

      On March 22, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Waiver and Amendment No. 4, effective as of March 22, 2006, to the 2005 Credit Agreement (“Amendment No. 4”) to (i) waive certain “Specified Defaults” arising out of the Company's failure to comply with the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal February and the Company's anticipated failure to deliver audited financial statements without qualification or expression of concern as to the uncertainty of the Parent to continue as a going concern within ninety (90) days of the end of Fiscal 2005, (ii) add a new provision with respect to the Company's retention of an Additional Financial Consultant (as defined in Amendment No. 4) to perform certain specific services set forth in Amendment No. 4, (iii) increase the Availability Reserve from $7.5 million to $8.5 million during the period commencing on March 22, 2006 and ending on May 1, 2006 (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) eliminate the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal March, (v) change the amortization schedule on the Term Loan from quarterly to monthly, effective June 1, 2006, (vi) require that the net proceeds of any asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, rather than pro rata, (vii) by no later than May 12, 2006, provide the lenders with weekly 13-week cash flow forecasts and a revised 2006 business plan, (viii) require that all cash received by the Company be applied daily to the reduction of the Company's obligations under the Revolving Credit Facility, requiring the Company to re-borrow funds more frequently to meet its liquidity requirements, (ix) end the Company's ability to request, convert or continue and LIBOR Rate Loans, and (x) require the Company to reimburse not only the Administrative Agent but also the other lenders for all out-of-pocket expenses incurred in connection with the preparation of Amendment No. 4 and the on-going administration of the Loan Documents. In addition, the Company also agreed to pay an amendment fee of $125,000 in exchange for the amendment and a $2.5 million reduction in the Total Commitment (as defined in the 2005 Credit Agreement,) bringing the Total Commitment down to $30.0 million, effective March, 2006.

      The changes made to the 2005 Credit Agreement by Amendment No. 4, taken together, reduce Quaker's access to cash and represent an unfavorable change in the terms on which Quaker is able to borrow funds to meet its cash requirements. This, coupled with the “going concern” explanatory paragraph included in the report of the Company's independent registered public accounting firm with respect to Quaker's Fiscal 2005 financial statements, has placed further stress on Quaker's ability to effectively execute its cash management program, including the terms of its trade credit arrangements.

      As of March 30, 2006, there were $37.4 million of loans outstanding under the 2005 Credit Agreement, including the remaining $18.0 million Term Loan component, and approximately $4.6 million of letters of credit. Pursuant to Amendment No. 4, unused availability under the 2005 Credit Agreement fluctuates daily. On March 30, 2006, unused availability was $0.9 million, net of the $8.5 million Availability Reserve, which includes the $1.0 million increase in the Availability Reserve required by Amendment No. 4.

      Our cash resources and our ability to borrow under our 2005 Credit Agreement may not be adequate to fund our operations. We have in the past generated significant financial losses. If we generate significant financial losses in the future, our cash resources and our ability to borrow under the 2005 Credit Agreement may not be adequate to fund our operations. Based on current assessments, we will need to raise capital in order to execute our restructuring plan and to support our product and market development efforts and other operational needs. This investment is critical in order to maintain and grow our business. We may seek to raise additional capital in any number of ways, including through the issuance of debt or equity, or through other financing. If we are able to borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders may suffer dilution in their percentage ownership of common stock. Additionally, due to our history of significant losses, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we are unable to raise capital on terms and conditions that are favorable to us, our business could be negatively affected, which could cause our stock price to decline. Specifically, if we are not successful in raising capital, we will have to take various actions that may include, but not be limited to, a reduction in our expenditures for new product and new market development initiatives and further reductions in our overhead expenses. These actions, should they become necessary, will probably result in a significant reduction in the size of our operations.

      We may not be able to pay off or refinance the debt obligations that fall due in fiscal 2006 through 2010. The Company has substantial debt obligations that fall due between 2006 and 2010 and which the Company would be required to pay off or refinance. There can be no assurance that the Company will have sufficient cash to satisfy these obligations or that the Company will be successful in obtaining new financing, or that, if obtained, such financing would be on terms and conditions favorable to us.

      Our restructuring efforts are creating short-term costs that may not be offset by increased efficiencies. In connection with management's execution of Quaker's restructuring plan, we have implemented a number of manufacturing realignment and cost savings programs and we anticipate the need to implement similar programs in the future. Such programs have and can include the consolidation and integration of facilities, functions, systems and procedures and have and may result in a decrease in near-term earnings until the expected cost reductions are achieved. In addition, certain products may also be shifted from domestic manufacturing to offshore sourcing. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full or at all.

      We are incurring substantial costs in connection with our restructuring efforts, including severance obligations, moving costs, advisor fees (including fees incurred in connection with the financial consulting services we are contractually obligated to seek pursuant to Amendment No. 4 to the 2005 Credit Agreement) and lease obligations for unused property. Though we anticipate that the restructuring will ultimately result in reduced general and administrative expenses and more efficient corporate operations, we can give no assurance that we will be successful in redefining our cost and operational structures in the near term. If we are not successful, we may not recoup our investment, which may negatively impact our results of operations.

      Our sales have been declining, and we have reported operating losses in each of the six consecutive fiscal quarters ended December 31, 2005. We may not be able to restore the Company to profitability. On a comparative basis, our sales have declined quarter-to-quarter in each of the six consecutive quarters ended December 31, 2005. Primarily as a result of our declining sales, we also have reported operating losses in each of the six consecutive fiscal quarters ended December 31, 2005. Quaker has a restructuring plan in place that is intended to restore the Company to profitability. The key elements of this restructuring plan include: (i) stabilizing revenues from our U.S.-based residential fabric business by concentrating our marketing efforts on those markets least sensitive to imported products; (ii) reducing our operating costs enough to compensate for the drop we have experienced in our revenues over the past few years; (iii) selling excess assets; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills so that we can recapture the share of the domestic residential market that we have lost over the past few years to foreign imports; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets and expanding our specialty yarns business. Successfully executing our restructuring plan will require considerable operational, management, financial, sales and marketing, supply chain, information systems and design expertise involving the need to continually recruit, train and retain qualified personnel. There can be no assurance that the Company will have the resources, including the human resources, needed to manage execution of its restructuring plan effectively, or maintain its current sales levels. Accordingly, there can be no assurance that we will be able to successfully execute our restructuring plan and restore the Company to profitability.

      We may not be able to effectively manage the outsourcing arrangements we are putting in place with non-U.S. fabric manufacturers. A critical element of our restructuring plan calls for the Company to increase its offshore (import) capabilities to provide flexibility in product programs and pricing to meet competitive pressures. Offshore (import) sourcing is subject to, among other things, political instability in countries where contractors and suppliers are located and possible delays due to managing at a distance and shipping delays and interruptions. Either could make it more difficult for the Company to service its customers. Other risks include the imposition of regulations and quotas relating to imports; duties, taxes and other charges on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies, all of which could increase costs and decrease earnings. Management of these new outsourcing arrangements will place significant increased demand on the Company's operational, managerial and administrative resources, including the resources allocated by the Company to customs matters and other compliance issues related to our participation in the global marketplace as both a buyer and a seller. These increased demands could cause the Company to operate its core domestic residential fabric business and Fall River-based manufacturing operations less effectively, which in turn could cause a deterioration in our profitability.

      Our increased reliance on offshore fabric sourcing arrangements could adversely affect our ability to service customers which could result in a decrease in our sales. Successful execution of our restructuring plan will necessarily entail an increase in our involvement in the global upholstery fabric market, including but not limited to Quaker's importation into the U.S. market of a significant amount of finished fabrics in both roll and kit form from various foreign sources, particularly China and South Korea. The roll goods and furniture kits we source outside the U.S. will then be sold to both our U.S. domestic furniture manufacturing customers and to our international customers around the world. Disruptions to our supply chain could result in the late arrival or unavailability of finished goods for resale, resulting in customer dissatisfaction and having a material adverse effect on Quaker's reputation, our sales and marketing initiatives and our future revenues.

      Asset write-offs required in connection with the execution of our restructuring plan are likely to result in a decrease in earnings. Accounting rules require that the Company's tangible assets, such as real estate and machinery and equipment, be tested for impairment immediately upon the occurrence of certain events. The Company has substantial tangible assets, including significant investments in special-purpose machinery and equipment useful only in the production of certain types of yarns or fabrics. Changes in the Company's product mix or in the various internally-produced components used in the production of the Company's novelty yarns or fabrics could result in the idling of some or all of this equipment, requiring the Company to test for impairment of these assets. Depending upon the outcome of these tests, the Company could be required to write-down all or a portion of these assets, resulting in a corresponding reduction in Quaker's earnings and net worth. During 2005, this testing process resulted in the need for Quaker to write-off approximately $10.2 million of buildings, machinery and equipment determined to be impaired in accordance with these accounting rules.

      Further loss of market share due to competition would result in further decreases in sales and earnings. The residential upholstery fabric manufacturing business is highly competitive and fragmented. As a result, we face significant competition from numerous competitors, many of which are larger and better capitalized. The Company competes with many other manufacturers, including manufacturers located in low labor cost countries, such as China and India, where their lower cost structures provide them with a significant competitive advantage, particularly when it comes to the production of commodity products for the promotional end of the U.S. domestic residential market. The highly competitive nature of the industry means the Company is constantly subject to the risk of losing market share to those privately held competitors who have lower sales and profitability targets. As a result, the Company may not be able to maintain or to raise the prices of its products in response to inflationary pressures, such as increasing labor, materials and energy costs. Also due to the large number of competitors and their wide range of product offerings, the Company may not be able to differentiate its products (through styling, finish and other construction techniques) from those of its competitors.

      Our revenues could continue to be adversely affected by low-cost imported merchandise. Competition in our industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings, in both roll and “kit” form, and fully upholstered furniture, particularly leather and microdenier faux suede products, into the U.S. market. Industry data indicates that sales of imported fabrics in both roll and “kit” form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. This has resulted in diminished demand for our products, had a deflationary effect on pricing in our industry, reduced our ability to increase our selling prices to pass cost increases on to our customers, and required us in some cases to reduce our selling prices.

      Failure to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner could result in a decrease in future sales and earnings. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. The Company's products are predominantly Jacquard and plain woven fabrics. The Company's fabric products compete with other furniture coverings, including leather, suede, microdenier “faux suede,” prints, tufts, flocks and velvets, for consumer acceptance. Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes. Consumer tastes in upholstered furniture coverings are cyclical and change over time, sometimes rapidly, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and “kit” form from low labor cost countries, particularly China, have enjoyed growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures, and in some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

      If the Company is unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner it may lose sales and be faced with excess inventory (both raw materials and finished goods). Disposal of excess inventory may result in a decrease in sales and earnings.

      Quaker is very dependent on a limited number of raw material suppliers. The Company is dependent upon outside suppliers for all of its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying petrochemical market in general. Future price levels of raw materials will depend on world-wide supply and demand conditions, the general inflation rate and overall economic conditions. During 2005, the Company experienced significant increases in certain raw material prices, which it was not able to pass fully through to its customers and which contributed to a significant reduction in the Company's 2005 gross margin. Similar conditions in the future could have a material adverse effect on the Company. In addition, a number of our domestic suppliers have been hurt by reduced demand related to the rapid increase in imported fabrics into the U.S. market.

      Although other sources of supply are available, the Company currently procures approximately 40% of its raw materials from Unifi, Inc. and Amoco Fabric and Fibers Company (“Amoco”), and Amoco is the sole supplier of a filament yarn used in the Company's chenille manufacturing operations. A shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

      We are importing some critical raw materials from foreign suppliers. During 2005, approximately 8% of the acrylic fibers and yarns that go into the upholstery fabrics and novelty yarns we make was sourced outside the U.S. Changes in exchange rates could affect the price the Company pays for these raw materials, resulting in the Company's need to either increase the selling prices of its fabrics and yarns—which could, of course, result in lower volumes—or accept lower gross margins on their sale. In addition, any interruption in the supply of these components could result in serious disruptions in our production operations, impair our ability to fill customer orders and, therefore, have a material adverse affect on our sales, profitability and financial condition.

      Any increase in energy costs is likely to erode our margins. The Company's production operations are heavily reliant upon a consistent supply of energy, including electricity to power the Company's manufacturing equipment, natural gas to generate the heat used in Quaker's finishing operations and oil to heat the Company's office areas. A significant shortage or interruption in the availability of these energy sources would likely have a material adverse effect on the Company's operations and financial performance. Beginning in the latter part of 2000, the Company began to experience rising energy costs. To help provide the Company with greater stability and to reduce the impact of rising energy costs, during 2001, Quaker entered into a contract to purchase its electrical power requirements at a fixed price through December 2004. Upon expiration of this agreement, the Company began purchasing 60% of its electricity requirements at the default rate and the balance at an “hour to hour” rate. The Company experienced a significant increase in its energy costs during 2005 and remains vulnerable to further energy price increases with respect to both its pure energy costs and its raw materials prices.

      A significant portion of our annual revenues comes from foreign sales. In 2005, foreign sales totaled $29.8 million or 14.5% the Company's gross fabric sales. A reduction in the volume of international trade, fluctuations in currency exchange rates, political instability or an economic downturn in any of the export markets important to the Company, or any material restrictions on international trade could have a material adverse effect on the Company. In addition, the Company's 2005 gross fabric sales to customers in four foreign countries were $22.3 million in the aggregate, representing 74.7% of the Company's total foreign sales and 10.8% of the Company's gross fabric sales. There can be no assurance that economic, political or other events in any foreign market will not have a material adverse effect on the Company.

      Business failures of large customers could result in a decrease in the Company's future sales and earnings. Although the Company has no single customer which alone represents 10% or more of its total annual sales, the possibility of business failures of large customers could have a material adverse effect on our sales, profitability and financial condition and could result in a decrease in our future sales and earnings in that these sales are difficult to replace.

      Our bad debt experience may differ materially from our estimates. Substantially all of the Company's trade accounts receivable are from manufacturers of residential furniture. Management monitors the payment status and periodically performs credit evaluations of these customers. However, changes in creditworthiness can occur rapidly and unanticipated losses from trade accounts receivable could occur in excess of the outstanding allowance for losses. Therefore, there can be no assurance that total losses from uncollectible accounts will not exceed the allowance. Such losses could have a material adverse effect on our profitability and financial condition.

      An economic downturn could result in a decrease in the Company's sales and earnings. Overall demand levels in the upholstery fabric industry are a function of overall demand for household furniture. For most individuals, a decision to buy upholstered furniture represents both a discretionary purchase and a relatively large expenditure. As a result, demand is affected by general economic conditions, population demographics, new household formations, consumer confidence and disposable income levels, sales of new and existing homes and interest rates. In general, aggregate demand is higher during periods of economic strength and lower during periods of economic weakness or uncertainty. Adverse economic conditions could have a material adverse effect on the Company.

      We are very dependent on our computer systems. The effective functioning of Quaker's management information, or Enterprise Resource Planning, system is critical to the Company's ability to manage both its administrative and manufacturing operations. Any significant performance problem with this system would have a material adverse effect on Quaker's ability to manage its accounting, order processing, materials purchasing and inventory management, scheduling and shipping and invoicing functions, resulting in significant downtime in Quaker's production areas, inefficient production, delays in filling and invoicing orders, and shortfalls in our operating results.

      A successful product liability claim brought against the Company in excess of available insurance coverage would result in a decrease in earnings and any claim or product recall that results in significant adverse publicity against the Company may result in a decrease in sales and earnings. The Company faces the business risk of exposure to product liability claims in the event that the use of any of its products results in personal injury or property damage. In the event that any of its products prove to be defective, the Company may be required to recall or redesign such products. The Company maintains insurance against product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to it, or at all, or that such coverage will be adequate for liabilities actually incurred.

      We must comply with a number of governmental regulations applicable to our business operations. In May 1998, the U.S. Consumer Product Safety Commission (the “CPSC”) began reviewing whether to propose a standard to address the hazards associated with small open flame ignitions of upholstered furniture. The Company is unable to predict when or if any such standard will be adopted and the effect of any standard would have on the Company. Any requirement to treat fabrics for upholstered furniture with flame retardant chemicals would increase the Company's production costs. There can be no assurance that the Company would be able to pass any of such increased costs on to its customers. In addition, any such requirement could adversely affect the aesthetics of the Company's products resulting in lower demand.

      In January 2006, the federal Environmental Protection Agency (the “EPA”) launched a global stewardship program inviting companies to reduce PFOA (Perfluorooctanoic acid) releases and its presence in products by 95% by no later than 2010 and to work toward the elimination of these sources of exposure no later than 2015 due to the possibility that at some point in the future the EPA could determine PFOA to be a likely carcinogen. Certain of the fabric finishes used by the Company to improve the stain resistance properties of Quaker's products may release trace amounts of PFOA as a result of the breakdown of fluorotelomers over time. Although studies done by DuPont, one of the Company's fabric finish suppliers, indicate “the use of consumer articles based on fluorotelomers would not result in any detectable exposure to PFOA,” Quaker is currently reviewing the actions it will take to reduce its usage of these finishes in a manner consistent with the EPA's stewardship program including, but not limited to, the use of alternate suppliers manufacturing fabric finishes not involving the use of fluorotelomers. It is not clear whether the use of alternate suppliers will result in any increased costs to the Company. In the event of any cost increases, there can be no assurance that the Company would be able to pass such cost increases on to its customers. If it is unable to, the Company may be adversely affected.

      Our operations are subject to numerous environmental laws and regulations. The Company's operations are subject to numerous federal, state, local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company's facilities are located in industrial areas, and, therefore, there is the possibility of incurring environmental liabilities as a result of historical operations at the Company's sites. Environmental liability can extend to previously owned or leased properties, properties owned by third parties, and properties currently owned or leased by the Company. Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation. In addition, under the Comprehensive Environmental Resources Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities. Liability under CERCLA is strict as well as joint and several. Further, certain of the Company's manufacturing areas are subject to change in the future and any failure by the Company to comply with present or future laws or regulations could subject it to future liabilities or interruption of production which could have a material adverse effect on the Company. Changes in environmental regulations could restrict the Company's ability to expand its facilities or require the Company to incur substantial unexpected other expenses to comply with such regulations.

      The Company has accrued reserves for environmental matters based on information presently available. However, there can be no assurance that these reserves will be adequate or that the costs associated with environmental matters will not increase in the future.

      Dependence on Key Personnel. The Company's success depends to a significant extent upon the efforts and abilities of the Company's key employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company.

      Certain anti-takeover provisions and preferred stock could result in a decrease in a potential acquirer's valuation of the Company's common stock. Certain provisions of Delaware law and the Company's Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. Also, Quaker's Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire the Company. Further, the Board has adopted a stockholder rights plan (the “Rights Plan”), the purpose of which is to protect the stockholders against unsolicited attempts to acquire control of the Company that do not offer a fair price to all stockholders. The Rights Plan will not apply to certain acquisitions by Nortex Holdings, a principal stockholder of the Company, and certain of its transferees. In addition, under the terms of the 2005 Credit Agreement, a Change in Control would constitute an Event of Default, as those terms are defined in the 2005 Credit Agreement. And finally, the Company is a party to change in control agreements with each of Quaker's officers. In the event of a Termination of Employment in connection with a Change in Control, as those terms are defined in the agreements, the Company would be obligated to make certain payments, expressed as a percentage of cash compensation, to the terminated officer or officers These provisions may have the effect of delaying, deferring or dissuading a potential acquirer from acquiring outstanding shares of Common Stock at a price that represents a premium to the then current trading price.

      The price of a share of the Company's common stock could fall below the level required by the Company's listing agreement with the NASDAQ Stock Market. The Company's common stock is traded on the NASDAQ stock market. During 2005, the share price ranged from a low of $2.11 and a high of $5.99 and the Company's common stock is “thinly-traded.” The possibility exists that there could be a further decrease in the share price, particularly if there is further deterioration in the Company's financial performance. If the price of a share of the Company's common stock were to fall below $1.00 for a period of thirty (30) days, the Company would be in violation of its listing agreement with NASDAQ and the Company's stock would be “delisted,” resulting in a further reduction in the liquidity of an investment in the Company's common stock.

Forward-Looking Statements:

      Statements contained in this report that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “seek,” “plan,” “intend,” “designed,” “believe,” variations of such words and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. The forward-looking statements in this report, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, in addition to those discussed above, product demand and market acceptance of the Company's products; regulatory uncertainties; the effect of economic conditions; the impact of competitive products and pricing, including, but not limited to, imported furniture and furniture coverings sold into the U.S. domestic market; foreign currency exchange rates; changes in customers' ordering patterns; the effect of uncertainties in markets outside the U.S. in which the Company operates; changes from anticipated levels of sales, whether due to future global, national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; economically effective foreign sourcing of products; the price at which a property is sold, cash and non-cash charges incurred in connection therewith, and the timing of any such sale; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; energy cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, disposition, bankruptcy or otherwise; actions of current or new competitors; tax rate changes; interest rate changes; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

      We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 1B. Unresolved Staff Comments

      None

Item 2. Properties

Properties

      Quaker is headquartered in Fall River, Massachusetts where it currently has eight facilities, six of which are used primarily for manufacturing and warehousing purposes, and a seventh facility houses the Company's executive, administrative and design areas as well as certain manufacturing operations. In addition, the Company has idled two manufacturing facilities, one in Fall River, Massachusetts and a second in Somerset, Massachusetts. The table below sets forth certain information relating to the Company's current facilities:

Location	Status	Purpose	Building Area (SF)	Ownership
Grinnell Street, Fall River	Active	Manufacturing	748,000	Owned
Quequechan Street, Fall River	Idled	Manufacturing	244,000	Owned(1)
Davol Street, Fall River	Active	Offices/R&D	245,000	Owned
Commerce Drive, Fall River	Active	Warehouse/Mfg.	540,000	Leased(2)
Ferry Street, Fall River	Active	Manufacturing	193,000	Owned
Brayton Avenue, Fall River	Active	Manufacturing	186,000	Owned
Quarry Street, Fall River	Active	Manufacturing	76,000	Owned
Graham Road, Fall River	Active	Manufacturing	52,000	Leased(3)
County Street, Somerset, MA	Idled	Manufacturing	53,000	Owned(1)
Verona, Mississippi	Active	Distribution Center	20,000	Owned
City of Industry, California	Active	Distribution Center	17,000	Leased(4)
Mexico City, Mexico	Active	Distribution Center	9,000	Leased(5)
High Point, North Carolina	Active	Distribution Center	9,000	Leased(6)

(1)	Sale pending, as described below

(2)	Lease expires December 31, 2015

(3)	Lease expires July 31, 2007

(4)	Lease expires September 30, 2006, and the Company expects to renew it

(5)	Lease expires February 28, 2009

(6)	Lease expires July 31, 2006, and the Company expects to renew it

      During 2000, the Company also started to maintain inventory at a third party warehouse provider in Sao Paulo, Brazil. Quaker has sales offices in Fall River, Massachusetts; Guadalajara and Mexico City, Mexico; Sharjah, United Arab Emirates; Hickory and High Point, North Carolina; Chicago, Illinois; Tupelo, Mississippi; City of Industry, California; and Sao Paulo, Brazil. All of the Company's sales offices, except the one in Fall River, Massachusetts, are leased. In addition Quaker has five exclusive sales representatives who lease and maintain sales offices in Johannesburg, London and Singapore.

      On March 3, 2006, the Company entered into a purchase and sale agreement with respect to the Company's 244,000 square foot manufacturing facility located at 763 Quequechan Street in Fall River, Massachusetts calling for the sale of this facility to a Massachusetts limited liability company for $1.4 million, and on March 14, 2006, Quaker entered into a purchase and sale agreement with respect to the Company's 53,000 square foot manufacturing facility located at 3129 County Street in Somerset, Massachusetts calling for the sale of this facility to a resident of Cumberland, Rhode Island for $1.75 million.

      The Company also owns approximately sixty acres of undeveloped land in Fall River, Massachusetts which was purchased in 1998 to allow for expansion of its operations. The Company's December 2004 decision to enter into a long-term lease on an additional 540,000 square feet of manufacturing and warehousing space in Fall River led the Company to reevaluate its interest in developing this land as a manufacturing location. The net book value of this land is approximately $4.0 million, and the Company is actively marketing it for sale or development.

Environmental Matters

      The Company's operations are subject to numerous federal, state, and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company's facilities are located in industrial areas and, therefore, there is the possibility of incurring environmental liabilities as a result of historic operations at the Company's sites. Environmental liability can extend to previously owned or leased properties, properties owned by third parties, and properties currently owned or leased by the Company. Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation. In addition, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended

(“CERCLA”), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities. Liability under CERCLA is strict as well as joint and several. Environmental laws and regulations are subject to change in the future, and any failure by the Company to comply with present or future laws or regulations could subject it to future liabilities or interruption of production which could have a material adverse effect on the Company. In addition, changes in environmental regulations could restrict the Company's ability to expand its facilities or require the Company to incur substantial unexpected other expenses to comply with such regulations.

      In particular, the Company is aware of soil and groundwater contamination relating to the use of certain underground fuel oil storage tanks at its Fall River facilities. During 2001, the Company filed Response Action Outcome Statements (RAOs) and Activities and Use Limitations (AULs) with the Commonwealth of Massachusetts with respect to soil and groundwater contamination at two of its facilities. The AULs are intended to limit human access to the tainted soil and groundwater, close out the sites and end future regulatory reporting. During the fourth quarter of 2003, the Company terminated the AUL with respect to one of these facilities at the direction of the Massachusetts Department of Environmental Protection in order to complete additional response actions necessary to support the conclusion that a condition of No Significant Risk has been achieved at the site. Management anticipates that the Company will complete the additional response actions and file a new AUL with respect to the site within two years. In addition, during the fourth quarter of 1993 the Company removed and encapsulated asbestos at two of its facilities and the Company has an on-going asbestos management program in place to appropriately maintain the asbestos that remains present at its facilities. During the fourth quarter of 1998 and the first quarter of 1999 oil-contaminated soil resulting from a leak during the mid-1970s from an underground fuel storage tank at the Company's former facility in Claremont, New Hampshire, was removed and disposed of at an asphalt batching plant. In January 2003, the New Hampshire Department of Environmental Services issued a “no further action required” letter with respect to this site, and a related escrow account originally established to cover Quaker's clean up cost indemnification obligations was closed out.

      Quaker has also determined that several localized areas of a sixty-acre parcel of land in Fall River owned by the Company contain surficial soil contamination from polyaromatic hydrocarbons (“PAHs”) and lead, and are thus subject to the Massachusetts Superfund law. Over eighty percent of the contaminated soil exists under high-tension power lines. The site is currently undeveloped and was purchased by the Company during 1998-1999 to provide a location for the possible future development of a manufacturing and warehouse facility. The Company engaged the services of a Licensed Site Professional (“LSP”) and filed the appropriate notices and reports with the Massachusetts Department of Environmental Protection. Following the determination of the vertical and lateral extent of the contamination and the nature of the soil contamination by the LSP, it was established that the site could be properly remediated by covering the contaminated soil with a one-foot depth of clean soil. This was completed during the second half of 2000. Subsequent soil sampling and laboratory analyses have confirmed that the areas of contamination have been properly remediated. Additional environmental assessment and remediation work at the site is anticipated, the final cost of which is currently uncertain.

      The Company acquired two additional manufacturing facilities during the second half of 2001. Prior to the Company's purchase, comprehensive environmental site assessments, including soil and groundwater analyses, were completed at both sites by an LSP. As a result of these assessments, an AUL has been filed with the Commonwealth of Massachusetts with respect to one of the sites. Further, although urban fill containing waste material, including coal and ash, was discovered at the other site, the Company has determined that the “urban fill” exemption from the assessment and remediation requirements of the Massachusetts environmental regulations requires no further action by the Company with respect to this property.

      During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection (the “MADEP”) to install air pollution control equipment on three of the stacks at one of its manufacturing facilities located in Fall River. The control equipment is intended to ensure that emissions from the stacks do not exceed the 0% opacity limit set forth in the Company's operating permit for air emissions. Management anticipates that the costs associated with the acquisition and installation of the control equipment will total approximately $900,000. The equipment itself was scheduled to be fully installed over a three year period beginning in 2003. By March 2006, the required pollution control equipment had been installed on two of the three stacks, and the Company had reached an agreement with the MADEP extending the date by which the equipment required on the third stack must be installed to October 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company's common stock is traded over the counter and is quoted on the Nasdaq National Market under the symbol “QFAB.”

      As of March 30, 2006, there were approximately 88 record holders of the Company's common stock.

      No dividends were paid on the Company's common stock prior to fiscal year 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial condition and other factors deemed relevant by the Board. The Company's 2005 Credit Agreement contains a restrictive covenant which restricts the Company's ability to pay dividends. The Company suspended dividend payments following the third quarter of 2004 in order to comply with a similar restrictive covenant in the financing agreements to which the Company was then a party, and no dividends have been declared or paid since that time. See Note 7 of Notes to Consolidated Financial Statements.

MARKET INFORMATION

      The following summarizes the high and low sales prices for a share of the Company's common stock as reported by NASDAQ and cash dividends paid per share for each of the quarters in the years ended December 31, 2005 and January 1, 2005.

	Price Per Share
2005	High	Low	Dividends Per Share
First Quarter	$5.99	$3.13	—
Second Quarter	$4.63	$3.00	—
Third Quarter	$4.69	$2.54	—
Fourth Quarter	$2.92	$2.11	—

	Price Per Share
2004	High	Low	Dividends Per Share
First Quarter	$11.00	$7.81	$0.030
Second Quarter	$9.32	$7.20	$0.030
Third Quarter	$8.10	$6.40	$0.030
Fourth Quarter	$6.85	$5.09	—

EQUITY COMPENSATION PLAN INFORMATION

(In thousands)
December 31, 2005

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,171	$7.57	1,490
Equity compensation plans not approved by security holders	836	7.56	276

Total	3,007	$7.57	1,766

Equity Compensation Plans Not Approved by Security Holders

      Options granted under the 1993 Stock Option Plan for certain Company officers are fully vested and currently cover 53,000 shares of common stock. When granted, the exercise price of the shares covered by the 1993 Stock Option Plan was $2.75 per share as to 60% of the shares granted and $1.37 per share as to 40% of the shares granted. The Company's 1996 Stock Option Plan for certain key employees currently covers 678,650 shares of common stock. Options granted under the 1996 Stock Option Plan vest over a five-year period beginning on the date of each grant. Options are issued at their fair market value at the date of grant, and the average exercise price for all options granted is $7.93 per share. Prior to their participation in the Company's 1997 Stock Option Plan in 2001, the Company's non-employee directors were awarded options pursuant to individual contracts. These options were issued at their fair market value at the date of grant, and the average exercise price for all such options granted is $8.25 per share. All options granted to the Company's non-employee directors under these contracts are fully vested and currently cover a total of 105,000 shares of common stock.

Purchases of Equity Securities by the Company

      The Company did not purchase any of its equity securities during 2005.

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

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004	January 4, 2003(1)	December 29, 2001
Statement of Operations Data:
Net sales	$224,684	$289,145	$325,337	$365,445	$331,105
Cost of products sold	195,764	236,270	255,202	285,493	260,746

Gross profit	28,920	52,875	70,135	79,952	70,359
Selling, general and administrative expenses	46,076	55,315	55,334	56,885	50,532
Goodwill impairment	5,432	—	—	—	—
Restructuring and asset impairment charges	11,203	—	—	—	—
Non-recurring charge (income)(3)	—	—	(1,426)	—	800

Operating income (loss)	(33,791)	(2,440)	16,227	23,067	19,027
Other expenses (income):
Interest expense	3,019	3,327	3,887	4,633	4,111
Early extinguishment of debt	2,232	—	—	—	—
Other, net	196	8	51	91	10

Income (loss) before provision for income taxes	(39,238)	(5,775)	12,289	18,343	14,906
Provision (benefit) for income taxes(4)	(12,982)	(3,733)	4,350	6,787	5,358

Net income (loss)	$(26,256)	$(2,042)	$7,939	$11,556	$9,548

Earnings (loss) per common share(2)—basic	$(1.56)	$(0.12)	$0.48	$0.72	$0.61

Earnings (loss) per common share(2)—diluted	$(1.56)	$(0.12)	$0.47	$0.69	$0.58

Dividends per common share	$—	$0.09	$0.10	$—	$—

Weighted average shares outstanding(2)—basic	16,826	16,819	16,671	16,022	15,762

Weighted average shares outstanding(2)—diluted	16,826	16,819	16,958	16,847	16,493

Selected Operating Data:
Depreciation and amortization	$17,255	$18,757	$19,470	$17,826	$15,419
Capital expenditures	5,417	14,891	7,921	32,094	32,644
Unit volume (in yards)	34,593	47,195	56,132	63,847	56,718
Weighted average gross sales price per yard	$5.88	$5.74	$5.66	$5.57	$5.51
Balance Sheet Data:
Working capital	$18,661	$33,396	$74,168	$74,808	$72,598
Total assets	219,862	266,505	276,278	288,686	273,684
Current portion of debt and capital leases	38,023	40,000	5,000	5,000	697
Long-term debt and capitalized leases, net of current portion	629	—	40,000	61,200	63,500
Stockholders' equity	$141,164	$166,492	$169,505	$161,805	$148,503

(1)	The fiscal year ended January 4, 2003 was a 53-week period.

(2)	Earnings (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year.

(3)	In the fiscal year ended January 3, 2004, income resulted from a settlement of a tariff dispute with the Mexican tax authorities. See Note 13 to the Consolidated Financial Statements. In the fiscal year ended December 29, 2001, the charge was for costs incurred related to a potential acquisition which was not completed.

(4)	Favorable settlement of the Company's claim for certain state research and development tax credits added approximately $1,200 or $0.07 per share, to the tax benefit included in the Company's results of operations for fiscal 2005. Favorable settlement of the Company's claim for certain federal research and development tax credits added approximately $2,000 or $0.12 per share, to the tax benefit included in the Company's results of operations for fiscal 2004. See Note 8 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

      The Company has experienced recurring losses from operations, has failed to achieve certain debt covenants in its senior secured revolving credit and term loan agreement and must achieve significant improvements in its operating performance in order to meet certain future debt covenants. As a result, the report issued by Quaker's independent registered public accounting firm on the Company's Fiscal 2005 financial statements includes an explanatory paragraph raising substantial doubt about the ability of the Company to continue as a going concern. (See Item 8. Financial Statements and Supplementary Data).

General

      Overview. Quaker is a leading designer, manufacturer and worldwide marketer of woven upholstery fabrics and one of the largest producers of Jacquard upholstery fabrics in the world. To complement the Company's U.S. production capability and to generate incremental sales, Quaker has recently begun to build a global fabric sourcing capability. This global fabric sourcing capability primarily involves the development of commercial relationships with a limited number of carefully chosen offshore fabric mills and is intended to allow the Company to recapture the share of the domestic residential market it has lost to foreign imports over the past few years. The Company also manufactures specialty yarns, most of which are used in the production of the Company's fabric products. The balance is sold to manufacturers of craft yarns, home furnishings and other products.

      Overall demand levels in the upholstery fabric sector are a function of overall demand for household furniture, which is, in turn, affected by general economic conditions, population demographics, new household formations, consumer confidence and disposable income levels, sales of new and existing homes and interest rates.

      Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings and fully upholstered furniture into the U.S. market, with industry data indicating that sales of imported fabrics in both roll and “kit,” i.e., cut and sewn, form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Management believes that this trend continued during 2005.

      The Company's fabric products compete with other furniture coverings, including leather, suede, microdenier “faux suede,” prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and “kit” (i.e., cut and sewn) form from low labor cost countries, particularly China, have enjoyed growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures. In some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

      Net sales for the 52-week fiscal year ended January 3, 2004 of $325.3 million were down 11%, with net income of $7.9 million, down 31.3%, and diluted earnings per share of $0.47. A refund related to the favorable resolution of a foreign tariff dispute added $1.4 million of non-recurring income to fiscal 2003 pre-tax income, increasing diluted earnings per share for the year by $0.05.

      Uncertainty surrounding the global economic and geopolitical environment continued to put pressure on the Company's fabric sales during 2003, with 2003 domestic net fabric sales down 9.0% and net export sales down 16.5% versus 2002. While the Company's 2003 yarn revenues were also down 32.1%, yarn sales for the fourth quarter of $3.0 million were up 12.0% versus the comparable period of 2002, primarily as a result of steps taken to strategically reposition that part of the Company's business. Despite a drop of a little over $40.0 million in Quaker's 52-week revenues for 2003 compared to 2002's

53-week fiscal year, the Company's gross margin declined only 30 basis points, showing particular improvement in the fourth quarter. Quaker's operating margin, however, was down 130 basis points for the year, largely because of the ongoing costs associated with the strategic investments the Company has made to build competitive advantage, particularly in the areas of research and development, product styling and design, and information and supply chain management. The 11% year-over-year decrease in the Company's revenues caused those investments to push up Quaker's “SG&A as a percentage of revenues” results for the year and kept the Company from achieving its “SG&A as a percentage of revenues” objectives.

      In addition, during 2003, Quaker reduced inventory, paid dividends for the first time, generated improved cash flows, and paid down debt—ending the year with a net debt to total capitalization ratio of 18.9%, versus 28.7% at the end of 2002.

      Fiscal 2004 started out reasonably strong, but the Company's financial performance deteriorated as the year progressed, particularly during the second half. Because of the significant investments Quaker has made in machinery and equipment over the years, the Company's fixed costs are relatively high—causing any shortfall at the top line to quickly erode Quaker's margins and bottom line profitability.

      Net sales of $289.1 million for 2004 were down 11.1% versus 2003—with net sales into the domestic residential market of $232.8 million for the year, down 15.3%—and international fabric sales of $35.9 million for the year, down 10.2%. Yarn sales, however, showed consistent strength throughout the year, with total 2004 sales into that market of $20.4 million, up 92% over 2003 and reflecting the strategic repositioning of that aspect of Quaker's business.

      From a profitability standpoint, the Company's performance during the first quarter of 2004 was solid, with net income of $2.4 million—but the Company recorded a small loss in the second quarter, a ($2.1) million loss in the third quarter and a ($1.9) million loss in the fourth quarter—leading to a loss of ($2.0) million for the year as a whole, with favorable settlement of a Company claim for certain federal research and development tax credits adding approximately $2.0 million, or $0.12 per share, to the Company's results for the fourth quarter and for the year.

      The $41.9 million drop in Quaker's net sales into the domestic residential furniture market in 2004 compared to 2003 was the single most important factor affecting the Company's financial performance during 2004. This decline reflected a continuation of intense competition in the domestic market, including competition and pricing pressure from leather, faux suede and other furniture coverings coming into the U.S. from Asia, with the popularity of faux suede at the promotional end of the market and leather at the middle and upper-end reducing the size of the market for the woven Jacquard and plain fabrics Quaker makes.

      Fiscal 2004's lower revenues resulted in a significant deterioration in Quaker's margin performance, pushed SG&A expense as a percentage of sales up to 19.1%—and generally hurt the Company's financial performance resulting in losses at the bottom line in every quarter except the first. The problems created by 2004's revenue shortfall were exacerbated by a number of other factors, including higher energy and raw material prices and the more than $0.7 million of professional fees Quaker incurred in connection with its Sarbanes-Oxley Act compliance efforts.

      The deterioration in the Company's financial results during 2004 led to violations of several of the financial covenants in Quaker's principal loan documents. The Company sought and received waivers from its two major financing sources to deal with these covenant violations, and in May of 2005, Quaker put in place a new senior secured credit facility with three banks.

      The Company took aggressive action during the second half of 2004 to reduce its operating costs. These actions included staffing reductions intended to reduce overhead and bring production rates in line with demand, and the temporary idling of certain yarn manufacturing equipment as well as the execution of a long-term lease on 540,000 square feet of replacement manufacturing and warehousing space in Fall River.

      New fabric orders during the fourth quarter of 2004 were down approximately 17% versus the comparable period of 2003, and 2004 ended with a total production backlog valued at approximately $14.6 million, down 45.1% in comparison to $26.5 million at the end of 2003.

      In late 2004, Quaker arranged to have an in-depth market study performed to serve as the basis of a refinement of the Company's strategy going forward so that the core competencies the Company has in the design, technology, supply chain and new product development areas could be used to best advantage to further the Company's revenue and profitability objectives. As the Company moved into 2005, Quaker was planning to: (i) move aggressively to build sales in both the domestic and international residential fabric markets; (ii) continue its efforts to grow sales into the contract and specialty yarn markets; (iii) work on a new line of products for the outdoor furniture market to generate additional sales; and (iv) begin bringing fabrics into the U.S. market that the Company did not have the equipment to make, as a complement to Quaker's existing product offerings.

Recent Developments

      During 2005, the continued strength of leather, faux suede and woven fabric products imported into the U.S. market and the deflationary effects of heavy competition from both domestic and foreign fabric suppliers led to a 22.3% fall-off in Quaker's total revenues—with domestic and international fabric sales for the year of $173.6 million and $29.3 million, down 25.4% and 18.4%, respectively. Net yarn sales, at $21.8 million, increased by $1.4 million, or 6.7%, over 2004 and for the first eight months of the year were running well ahead of 2004, but orders from the craft yarn market slowed significantly in September and remained weak through the balance of the year. At total 2005 net sales of $224.7 million, the Company's significantly lower revenues resulted in a net loss for the year of ($26.3 million), with diluted and basic losses per share of ($1.56); compared to a net loss of ($2.0 million), and diluted and basic losses per share of ($0.12) on total net sales for 2004 of $289.1 million. New orders during 2005 were down 21.6%, and Quaker closed out the year with an order backlog valued at approximately $11.3 million, compared to $14.6 million at year-end 2004.

      Quaker's 2005 financial results reflected a number of one-time charges related to the Company's ongoing restructuring efforts including approximately $14.8 million of after-tax asset impairment and restructuring expenses. Excluding these asset and restructuring charges, as well as a $1.2 million tax credit related to the favorable settlement of a state income tax refund claim recorded in the second quarter, net loss for 2005 was ($12.6 million), or ($0.75) per diluted and basic share.

      The Company's primary goal during 2005 was to fundamentally reshape the Company to restore it to profitability and ensure its long-term success. To do that, management put a restructuring plan in place that was intended to:

•	Stabilize revenues from the Company's U.S.-based residential fabric business by concentrating its marketing efforts on those markets least sensitive to imported products;

•	Reduce the Company's operating costs enough to compensate for the revenue drop experienced since 2002, when Quaker's net sales peaked at $365.4 million;

•	Develop commercial relationships with a limited number of carefully chosen offshore fabric mills to recapture the share of the domestic residential market lost over the past few years to foreign imports and respond to ongoing market changes more quickly; and

•	Generate additional profitable sales by penetrating the outdoor and contract fabric markets and expanding Quaker's specialty yarns business.

      To reduce costs, during 2005, management took more than $40.0 million out of the Company's cost structure on an annualized basis—through significant staffing reductions and reductions of approximately $3.0 million and $14.3 million in Quaker's annualized SG&A and fixed manufacturing costs, respectively. These cuts brought aggregate planned reductions in the Company's cost structure since the second quarter of 2004 to approximately $52.0 million on an annualized basis. In addition, operations at three of Quaker's Fall River-based facilities were moved into one of the Company's other Fall River plants, and just before the end of the year, remaining operations at a fourth facility were transferred into that same plant. A new senior secured credit facility was put in place in May 2005, and cash flows during the year resulted in a reduction in our funded debt of approximately $2.1 million. And finally, considerable new market and new product development work was done during 2005—including work on a new line of products for the outdoor market that Quaker rolled out in January of 2006—and work to identify opportunities for the Company to develop strategically important relationships with fabric mills in China, Korea and other areas, anchored by the commercial cooperation agreement with a leading Chinese fabric mill that the Company signed during the first quarter of 2006.

      But 2005 also saw some very significant increases in the Company's energy and raw material costs. In January 2005, an important raw material supplier announced its decision to exit the acrylic business. The Company built a safety stock of acrylic inventory at Quaker sufficient to cover its manufacturing requirements until raw materials from new suppliers could enter the Company's supply chain, but the loss of this domestic supplier increased Quaker's raw material costs, put additional pressure on the Company's margins and also involved some significant opportunity costs. In March, Quaker put through a price increase to deal with those problems and in October the Company implemented a surcharge to compensate for increases in the prices of some of the petroleum-based raw materials used by Quaker and in the Company's overall energy costs. But, at the end of the day, Quaker's revenues were falling faster than its costs and the Company reported both operating and net losses in each quarter of 2005.

      Management believes that domestic market conditions are likely to remain both challenging and highly dynamic, with problems at the Company's suppliers just one symptom of the broader challenges arising out of the changes taking place in the furniture industry as a whole. These challenges—including rapid changes in the competitive landscape, further significant increases in fabric imports, particularly from China, the emergence of new industry participants, consolidation in the furniture retailing and manufacturing sectors and changes in the kind of furniture consumers want to purchase and in how they want to purchase it—will make building the kind of sales volume the Company needs a difficult task. These challenges also place additional importance on the wisdom of Quaker's restructuring plan, as outlined above, and on the effectiveness of its execution.

      To complete the restructuring of our business, Quaker will need to make significant investment in the development, production, marketing and sale of new products and the development of new commercial relationships, in particular the new commerical relationships the Company has recently put in place with offshore fabric sources. This investment is critical in order to maintain and grow our business. However, we cannot guarantee that the capital needed to achieve this will be available or that we will be successful in our strategic initiatives. If we are not successful, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product and new market development initiatives and further reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

      Quarterly Operating Results. The following table sets forth certain unaudited condensed consolidated statements of operations data for the eight fiscal quarters ended December 31, 2005, as well as certain data expressed as a percentage of the Company's total net sales for the periods indicated:

	Fiscal 2005				Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except percentages and per share data)
Net sales	$59,215	$68,885	$46,457	$50,127	$84,384	$73,132	$63,585	$68,044
Gross margin	7,681	10,134	6,075	5,030	18,695	13,399	11,715	9,066
Gross margin percentage	13.0%	14.7%	13.1%	10.0%	22.2%	18.3%	18.4%	13.3%
Operating income (loss)	(4,468)	(11,526)	(10,448)	(7,349)	4,670	18	(2,470)	(4,658)
Goodwill Impairment, Restructuring and Asset Impairment charges	—	9,094	5,990	1,551	—	—	—	—
Operating income (loss) percentage	(7.5% )	(16.7% )	(22.5% )	(14.7% )	5.5%	0.0%	(3.9% )	(6.8% )
Income (loss) before provision for income taxes	(5,304)	(14,497)	(11,215)	(8,222)	3,839	(806)	(3,299)	(5,509)

Net income (loss)	$(3,090)	$(10,342)	$(7,155)	$(5,669)	$2,438	$(482)	$(2,128)	$(1,870)

Earnings (loss) per common share—basic	$(0.18)	$(0.61)	$(0.43)	$(0.34)	$0.15	$(0.03)	$(0.13)	$(0.11)

Earnings (loss) per common share—diluted	$(0.18)	$(0.61)	$(0.43)	$(0.34)	$0.14	$(0.03)	$(0.13)	$(0.11)

The data reflected in this table has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of such information when read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this Form 10-K. Fiscal Years 2005 and 2004 contained 52 weeks.

      The Company follows industry practice by closing its operating facilities for a one-to-two week period during July of each year. In both 2005 and 2004, this shutdown period, and the resulting effect on sales, occurred in the third fiscal quarter.

      Product Mix. By offering a broad assortment of fabrics at each price point and in each styling category, the Company has positioned itself as a full service supplier of Jacquard and plain woven fabrics to the upholstered furniture market. Quaker's product line is divided into two distinct branded collections, with its Quaker™ line intended to meet the styling, design, quality and pricing needs of the promotional and middle to better end of the market and its Whitaker® collection designed to target the better to upper end. Recently, Quaker began taking steps to supplement the woven Jacquard products that have historically represented the core of the Company's product line with velvet, microdenier faux suede and less expensive woven products produced outside the U.S. and purchased by Quaker for sale into the worldwide market, and in January 2006, Quaker entered into an agreement with a Chinese fabric mill pursuant to which certain fabrics sold by the Company in the future will be designed at Quaker's headquarters in Massachusetts but manufactured in China. To date, Quaker has entered into outsourcing arrangements with two other fabric manufacturers based in the Far East, and the Company anticipates entering into a limited number of additional similar arrangements in the future.

      Geographic Distribution of Fabric Sales. To develop markets for upholstery fabric outside the United States, the Company has placed substantial emphasis on building both direct exports from the

United States as well as on sales from its distribution centers in Mexico and Brazil. The following table sets forth certain information about the changes which have occurred in the geographic distribution of the Company's net fabric sales since 2003:

	2005		2004		2003
	Amount	Percent of Sales	Amount	Percent of Sales	Amount	Percent of Sales
	(in thousands)
Net fabric sales (dollars):
Domestic sales	$173,551	85.6%	$232,773	86.6%	$274,693	87.3%
Foreign sales(1)	29,309	14.4%	35,928	13.4%	39,992	12.7%

Net fabric sales	$202,860	100.0%	$268,701	100.0%	$314,685	100.0%

(1)	Foreign sales consists of both direct exports from the United States as well as sales from the Company's distribution centers in Mexico and Brazil.

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

Allowance for Doubtful Accounts and Sales Returns and Allowances

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among more than 1,000 customers and no single customer represented more than 5.8% and 4.4% of the accounts receivable balance at December 31, 2005 and January 1, 2005, respectively.

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

Inventories

      Inventory is valued at the lower of cost or market using the last-in, first-out (LIFO) method. Approximately 60% of finished goods are produced upon receipt of a firm order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months. A significant increase in demand for the Company's products could result in a short-term increase in manufacturing costs, including but not limited to overtime and other costs related to capacity constraints in certain areas of the Company. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During 2005, in response to reduced demand, the Company reduced inventory levels in an orderly manner, avoiding any negative impact on Quaker's excess and obsolete reserve requirements. Additionally, assumptions used in determining management's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Therefore, although every effort is made to ensure the accuracy of management's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and the Company's reported operating results.

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

Property, Plant and Equipment

      Property, plant and equipment is depreciated over the estimated useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. See Note 3 to the Consolidated Financial Statements. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Reductions in the useful lives of the Company's fixed assets would have an adverse impact on the Company's financial results.

Income Taxes

      The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forward to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently. Management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

Recent Accounting Pronouncements

      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for the Company on December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company's Consolidated Financial Statements.

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” Statement 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R became effective for years beginning after June 15, 2005 and will be effective for the Company beginning in the first quarter of 2006. The Company will use the modified prospective method upon adoption and therefore will not restate prior-period results. No unvested options were outstanding as of December 31, 2005, and no unrecognized compensation expense will be recognized on these options in the future.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005, and the Company will be assessing the impact of SFAS No. 151 on its Consolidated Financial Statements during the first quarter of 2006.

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

      Net Sales. Net sales for 2005 decreased $64.5 million, or 22.3%, to $224.7 million from $289.1 million in 2004. Net fabric sales within the United States decreased 25.4%, to $173.6 million in 2005 from $232.8 million in 2004, as a result of increased competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and “kit” form, primarily from low labor cost countries in Asia. Net foreign sales of fabric decreased 18.4%, to $29.3 million in 2005 from $35.9 million 2004. This decrease in foreign sales of fabric was due primarily to lower sales in Mexico, Canada, Europe and the Middle East. In Mexico, the Company competes primarily with Mexican weavers which typically offer their products at prices lower than the Company's. The Company has lost some additional market share to these lower cost local mills. Sales in Europe declined primarily due to general economic weakness. In Canada, where furniture manufacturers sell furniture into both the United States and Canadian markets, competition from imported faux suede fabrics and leather increased during 2005, contributing to a more difficult competitive environment. The political climate in the Middle East, as well as increased competition from Turkish and Chinese fabric manufacturers, negatively impacted the Company's sales into that region during 2005. Net yarn sales increased to $21.8 million in 2005 from $20.4 million in 2004, with the increase in 2005 principally due to craft yarn sales to a single customer. Sales to this customer accounted for 77.6% of the Company's yarn sales in 2005 and 50.2% in 2004 yarn sales.

      The gross volume of fabric sold decreased 26.7%, to 34.6 million yards in 2005 from 47.2 million yards 2004. The weighted average gross sales price per yard increased 2.4%, to $5.88 in 2005 from $5.74 in 2004 as a result of product mix changes. The Company sold 28.3% fewer yards of middle to better-end fabrics and 24.2% fewer yards of promotional-end fabrics in 2005 than in 2004. The average gross sales price per yard of middle to better-end fabrics increased by 4.3%, to $7.09 in 2005 from $6.80 in 2004. The average gross sales price per yard of promotional-end fabrics decreased by 0.2%, to $4.04 in 2005 from $4.05 in 2004.

      Gross Margin. The gross margin percentage for 2005 decreased to 12.9% as compared to 18.3% for 2004. The 22.3% drop in net sales in 2005 compared to 2004 caused fixed manufacturing costs as a percentage of net sales to increase, leading to a decline in the gross margin of approximately 270 basis points. Higher energy costs accounted for another 150 basis points of the decline at the gross margin level. The balance of the gross margin decline was caused by a general increase in Quaker's raw material costs driven by rising oil prices, unusual costs of approximately $1.7 million incurred during the first half of 2005 related to a key supplier's decision to exit the acrylic fiber business and the liquidation of a second important supplier. As part of the consolidation of manufacturing and warehousing facilities, the Company incurred $1.2 million of moving and duplicate occupancy costs during 2005. These costs are included in cost of goods sold.

      Restructuring and Asset Impairment Charges. During 2005, the Company reported restructuring and asset impairment charges of $11.2 million. This consisted of $10.9 million of asset impairment charges and $0.3 million of employee termination costs. During 2005, the Company reduced its production capacity by idling certain manufacturing equipment and also decided to close a manufacturing facility. As a result of these changes and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluated these assets for impairment and asset impairments of $3.4 million, $5.3 million, and $1.5 million were reported in the second, third, and fourth quarters of 2005, respectively. In addition, due to recent weakness in upholstery fabric orders, the Company evaluated its prepaid marketing materials for impairment and determined that a portion of this asset had been impaired and recorded a charge of $0.7 million. See Footnote 3 to the Consolidated Financial Statements.

      Goodwill Impairment. The Company determined that goodwill should be tested for impairment at July 2, 2005 in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” due to lower than anticipated orders and a related reduction in the Company's backlog position. As a result of this testing, the Company determined that goodwill had been impaired. Accordingly, a goodwill impairment charge of $5.4 million, or $0.32 per share, was recorded in the three month period ended July 2, 2005.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $46.1 million for 2005 as compared to $55.3 million for 2004, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions. Selling, general and administrative expenses as a percentage of net sales were 20.5% and 19.1% for 2005 and 2004, respectively. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

      Interest Expense. Interest expense decreased to $3.0 million in 2005 from $3.3 million in 2004, primarily due to the repayment of senior debt with higher interest rates.

      Effective Tax Rate. The Company's effective tax rate was a benefit of 33.0% in 2005 compared to a benefit of 65.0% in 2004. The tax benefit rate in 2004 was 65% principally due to the $2.0 million favorable settlement of certain claims for federal research and development credits. The effective tax rate in 2005 was affected by two events. First, the Company reported a goodwill impairment charge of $5.4 million. The goodwill had no tax basis, and therefore, no tax benefit related to this expense was realized. Second, the Company recorded the settlement of certain state tax assessments and claims during the second quarter of 2005, which resulted in a tax benefit of $1.2 million.

      During the second quarter of 2005, the Company settled tax assessments from the Massachusetts Department of Revenue (MDOR) for the years 1993-1998. In addition, the Company settled refund claims related to amended tax returns filed with the MDOR claiming approximately $1.4 million of research and development tax credits for the years 1993-2001 and additional credits of $0.7 million claimed on the originally filed tax returns for 2002 and 2003. Settlement of these claims allowed the Company to record a state tax benefit of $1.8 million ($1.2 million, net of applicable federal taxes).

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

Liquidity and Capital Resources

      The Company historically has financed its operations and capital requirements through a combination of internally generated funds, debt and equity offerings and borrowings under the 2002 Credit Agreement (as hereinafter defined) and the 2005 Credit Agreement (as hereinafter defined). The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, add new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance, (ii) increases in the Company's working capital needs, and (iii) investments in the Company's information technology systems. The Company's current capital requirements are related to the execution of Quaker's restructuring plan. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Recent Developments.) The Company has experienced recurring losses from operations, has failed to achieve certain debt covenants in its senior secured revolving credit and term loan agreement and must achieve significant improvements in its operating performance in order to meet certain future debt covenants. As a result, the report issued by the Company's independent registered public accounting firm on the Company's Fiscal 2005 financial statements includes an explanatory paragraph raising substantial doubt about the ability of the Company to continue as a going concern. (See Item 8. Financial Statements and Supplementary Data).

      A key 2006 objective is to stabilize revenues from Quaker's core domestic residential business while simultaneously working to generate incremental sales from the new product and new market initiatives the Company has been pursuing. These initiatives include the launch of an initial collection of fabrics designed and developed by Quaker but manufactured outside the U.S. through the new strategic relationship put in place in January 2006—as well as the roll-out of an offshore sourcing program intended to allow Quaker to supplement the woven fabrics in its product line with other upholstery products, such as velvets and faux suedes, that the Company does not have the equipment to make itself. These complementary offshore sourcing programs are intended to allow the Company to recapture at least a portion of the domestic residential business it has lost to imported products over the past several years.

      Simultaneously, Quaker intends to generate revenues based on its U.S. production by continuing to aggressively develop other products that for both strategic and economic reasons are best produced in our Fall River-based manufacturing facilities. These include Quaker's new outdoor fabric and contract furniture programs, which are intended to build revenues by leveraging the Company's technological expertise to expand the markets it serves, as well as fabrics for those domestic and international residential customers in need of a strong U.S.-based fabric mill to meet their requirements for high quality, innovative products with relatively short delivery lead times. The Company also intends to expand its presence in the novelty yarn market. On the cost reduction front, Quaker will be continuing to consolidate its Fall River manufacturing operations into fewer facilities, actively marketing its excess real estate and other excess assets, improving its quality performance and productivity levels and being increasingly innovative and flexible—while at the same time keeping operating costs as low as possible and continuing to generate positive operating cash flows through careful inventory control.

      To complete the restructuring of our business, Quaker will need to make significant investment in the development of new commercial relationships and in the development, production, marketing and sale of new products. This investment is critical in order to maintain and grow our business. However, we cannot guarantee that the capital needed to achieve this will be available or that we will be successful in our strategic initiatives. If we are not successful, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product development and further reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

      The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow. The Company's net cash provided by operating activities was $5.9 million, $20.1 million and $35.8 million during 2005, 2004 and 2003 respectively. Cash provided by operating activities decreased during 2005 due principally to a $24.2 million reduction in net income and a $9.0 million reduction in deferred income taxes, offset to some extent by $17.8 million of non-cash charges, consisting of $5.4 million of goodwill impairment, $10.9 million of asset impairments and a $1.5 million reduction in depreciation and amortization and a net increase in operating assets and liabilities of $4.2 million.

      Capital expenditures in 2005, 2004 and 2003 were $5.4 million, $14.9 million and $7.9 million, respectively. Capital expenditures during 2005 were funded by operating cash flow and borrowings under the Company's Credit Agreements. Management anticipates that capital expenditures for new projects will not exceed $3.6 million in 2006 consisting principally of facilities-related expenditures, including additional facility modifications at the 540,000 square foot manufacturing and warehousing facility leased by the Company in December 2004. Capital expenditures are restricted under the 2005 Credit Agreement and may not exceed $10.0 million in Fiscal 2006.

      As of December 31, 2005, the Company had $37.9 million outstanding under the 2005 Credit Agreement, $4.6 million of letters of credit and unused availability of approximately $4.4 million, net of the Availability Reserve. As of January 1, 2005, the Company had no loans outstanding under the 2002 Credit Agreement, and unused availability of $35.3 million, net of outstanding letters of credit of $4.7 million, and $40.0 million of outstanding obligations under Senior Notes due October 2005 and 2007 that QFR issued to an insurance company during 1997 and Series A Notes due February 2009 that QFR issued to that same insurance company during 2002. In accordance with EITF 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

      Debt consists of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
Senior Secured Revolving Credit Facility	$18,880	$—
Term Loan payable in quarterly principal installments through May 1, 2006 and monthly installments thereafter, plus interest, over a 5 year period beginning November 1, 2005	19,000	—
7.18% Senior Notes	—	30,000
7.09% Senior Notes	—	5,000
7.56% Series A Notes	—	5,000

Total Debt	$37,880	$40,000
Less: Current Portion of Term Loan	19,000	—
Current Portion of Senior Secured Revolving Credit Facility	18,880	—
Current Portion of Long-Term Debt	—	40,000

Total Long-Term Debt	$—	$—

      On May 18, 2005, Quaker Fabric Corporation of Fall River (“QFR”), a wholly-owned subsidiary of the Company, entered into a five-year, $70.0 million senior secured revolving credit and term loan agreement with Bank of America, N.A. and two other lenders (the “2005 Credit Agreement”). The 2005 Credit Agreement provides for a $20.0 million term loan (the “Term Loan”) and a $50.0 million revolving credit and letter of credit facility (the “Revolving Credit Facility”), reduced by Amendment Nos. 3 and 4 (as hereinafter defined) to $30.0 million. QFR's obligations under the 2005 Credit Agreement are guaranteed by the Company and two QFR subsidiaries (the “Guaranty”). Pursuant to a Security Agreement (also dated as of May 18, 2005) executed by QFR, the Company, and two subsidiaries of QFR, all of QFR's obligations under the 2005 Credit Agreement are secured by first priority liens upon all of QFR's and the Company's assets and on the assets of the two QFR subsidiaries acting as guarantors (the “Security Agreement”).

      Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker's accounts receivable and inventory, minus an “Availability Reserve” (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 0.75% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 0.25% to 1.0% for prime rate advances. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible at an Applicable Margin of 2.25% until October 21, 2005, with quarterly adjustments ranging from 1.75% to 2.5% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. As of December 31, 2005, the weighted average interest rates of the advances outstanding was 6.93%.

      The Revolving Credit Facility has a term of five years which expires on May 18, 2010. Effective March 22, 2006, the 2005 Credit Agreement requires that all funds in the Company's cash operating account be applied daily to the payment of outstanding advances under the Revolving Credit Facility.

      The Term Loan bears interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 1.50% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement with the Applicable Margin ranging from 1.00% to 1.75%. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 3.0% until October 21, 2005, with quarterly adjustments ranging from 2.5% to 3.25% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. As of December 31, 2005, the weighted average interest rate of the Term Loan was 7.62%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis until May 1, 2006 and monthly thereafter. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. Annual aggregate principal payments under the Term Loan are as follows:

Fiscal Year	(In thousands)
2006	$4,333
2007	4,000
2008	4,290
2009	4,500
2010	1,877

$19,000

      The 2005 Credit Agreement includes customary financial covenants, reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. QFR is prohibited under the 2005 Credit Agreement from paying dividends or otherwise transferring funds to the Company. Restricted net assets as of December 31, 2005 equal 100% of the net assets of the Company.

      QFR's initial borrowing under the 2005 Credit Agreement was $46.5 million, of which $42.3 million, was used to repay, in full, all of QFR's outstanding obligations under Senior Notes due October 2005 and 2007 that QFR issued to an insurance company during 1997 and Series A Notes due February 2009 that QFR issued to the same insurance company during 2002, with such repayment including a yield maintenance premium of $2.0 million. The balance of the initial borrowing was used to cover approximately $1.0 million of closing costs and to repay, in full, all of QFR's outstanding obligations to Fleet National Bank (“Fleet”) under the Second Amended and Restated Credit Agreement dated February 14, 2002 by and between Fleet and QFR (the “2002 Credit Agreement”). The Company recorded a charge in the second quarter of 2005 of $2.2 million for “Early Extinguishment of Debt” which includes the $2.0 million yield maintenance premium plus the write off of existing debt issuance costs.

      On July 26, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 1, effective as of July 1, 2005, to the 2005 Credit Agreement to: (i) increase the Availability Reserve from $5.0 million to $7.5 million effective August 20, 2005 and from $7.5 million to $10.0 million effective September 24, 2005, (ii) reduce the minimum consolidated EBITDA and fixed charge coverage ratio requirements in the financial covenants, (iii) reduce the limits on the Company's annual capital expenditure programs, and (iv) under certain circumstances, require the Company to retain a consultant. The Company paid an amendment fee of $87,500 which was capitalized and will be amortized over the remaining term of the 2005 Credit Agreement.

      On October 25, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 2, effective as of October 21, 2005, to the 2005 Credit Agreement (“Amendment No. 2”) to: (i) reduce the Availability Reserve, (ii) reduce the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005 in the financial covenants, (iii) eliminate the minimum consolidated EBITDA requirement in its entirety for all periods after the fourth quarter of fiscal 2005, (iv) add a new “Two Quarter Fixed Charge Coverage Ratio” requirement to the financial covenants applicable to the five fiscal quarters beginning with the first quarter of fiscal 2006 and ending with the first quarter of fiscal 2007, (v) reduce the Minimum Fixed Charge Coverage Ratio in the financial covenants for the first fiscal quarter of 2006, (vi) increase the Applicable Margin by 0.25% with respect to the Term Loan and all Revolving Credit Facility advances until March 1, 2006, when all subsequent changes in Applicable Margins will be determined solely based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. The Company paid an amendment fee of $175,000 which was capitalized and will be amortized over the remaining term of the 2005 Credit Agreement.

      On February 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 3, effective as of December 30, 2005, to the 2005 Credit Agreement (“Amendment No. 3”) to (i) make certain amendments to the definitions of “Consolidated EBITDA” and “Consolidated Interest Expense,” (ii) add a new provision with respect to the Company's retention of a Financial Consultant (as defined in Amendment No. 3), (iii) eliminate the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005, (iv) add a new two consecutive month minimum consolidated EBITDA covenant through May 2006 (v) eliminate the Minimum Fixed Charge Coverage Ratio for the first two fiscal quarters of 2006 and reduce the Minimum Fixed Charge Coverage Ratio for the third quarter of 2006, and (vi) eliminate the Two Quarter Fixed Charge Coverage Ratio requirement for the first quarter of 2006. In addition, the Company also paid a fee of $175,000 in exchange for a $17.5 million reduction in the Revolving Credit Facility to $32.5 million, effective February 2, 2006.

      On March 22, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Waiver and Amendment No. 4, effective as of March 22, 2006, to the 2005 Credit Agreement (“Amendment No. 4”) to (i) waive certain “Specified Defaults” arising out of the Company's failure to comply with the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal February and the Company's anticipated failure to deliver audited financial statements without qualification or expression of concern as to the uncertainty of the Parent to continue as a going concern within ninety (90) days of the end of Fiscal 2005, (ii) add a new provision with respect to the Company's retention of an Additional Financial Consultant (as defined in Amendment No. 4) to perform certain specific services set forth in Amendment No. 4, (iii) increase the Availability Reserve from $7.5 million to $8.5 million during the period commencing on March 22, 2006 and ending on May 1, 2006 (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) eliminate the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal March, (v) change the amortization schedule on the Term Loan from quarterly to monthly, effective June 1, 2006, (vi) require that the net proceeds of any asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, rather than pro rata, (vii) by no later than May 12, 2006, provide the lenders with weekly 13-week cash flow forecasts and a revised 2006 business plan, (viii) require that all cash received by the Company be applied daily to the reduction of the Company's obligations under the Revolving Credit Facility, requiring the Company to re-borrow funds more frequently to meet its liquidity requirements, (ix) end the Company's ability to request, convert or continue any LIBOR Rate Loans, and (x) require the Company to reimburse not only the Administrative Agent but also the other lenders for all out-of-pocket expenses incurred in connection with the preparation of Amendment No. 4 and the on-going administration of the Loan Documents. In addition, the Company also agreed to pay an amendment fee of $125,000 in exchange for the amendment and a $2.5 million reduction in the Total Commitment (as defined in the 2005 Credit Agreement,) bringing the Total Commitment down to $30.0 million, effective March 22, 2006.

      As of December 31, 2005, there were $37.9 million of loans outstanding under the 2005 Credit Agreement, including the $19.0 million term loan component, approximately $4.6 million of letters of credit and unused availability of approximately $4.4 million, net of the Availability Reserve, as defined in the 2005 Credit Agreement. In accordance with EITF 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

      The Company's ability to meet its current obligations is dependent on: (i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2005 Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2005 Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve such as those reflected in Amendment Nos. 1 and 4 to the 2005 Credit Agreement, discussed above, reduce Availability and thus the Company's ability to borrow. In like manner, decreases in the Availability Reserve such as those reflected in Amendment No. 2 to the 2005 Credit Agreement discussed above, increase Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2005 Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company has implemented a plan to reduce its investment in inventory and is seeking to dispose of certain production equipment and manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company's cost structure on a continuing basis to reflect changes in demand. In the event the Company's efforts to improve its liquidity are not successful, the Company may not have sufficient liquidity to continue its business.

      As of March 30, 2006, there were $37.4 million of loans outstanding under the 2005 Credit Agreement, including the remaining $18.0 million Term Loan component, and approximately $4.6 million of letters of credit. Pursuant to Amendment No. 4, unused availability under the 2005 Credit Agreement fluctuates daily. On March 30, 2006, unused availability was $0.9 million, net of the $8.5 million Availability Reserve, which includes the $1.0 million increase in the Availability Reserve required by Amendment No. 4.

      The following table sets forth contractual obligations and commitments due as of December 31, 2005.

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Debt	$37,880	$37,880	$—	$—	$—
Capital Leases	772	143	314	297	18
Operating Leases	20,776	3,688	4,624	3,616	8,848
Letters of Credit	4,668	4,668	—	—	—
Purchase Obligations	12,843	12,843	—	—	—
Other long-term liabilities	1,785	—	—	—	1,785

Total Contractual Cash Obligations	$78,724	$59,222	$4,938	$3,913	$10,651

      No dividends were paid on the Company's common stock prior to 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial condition and other factors deemed relevant by the Board. In 2004 and 2003, the Company paid cash dividends of $1.5 million or $0.09 per common share and $1.7 million or $0.10 per common share, respectively. As noted above, the terms of the 2005 Credit Agreement restrict the payment of dividends. The Company had previously agreed with its prior lenders not to declare or pay any dividends or distributions, and in accordance with those agreements, the Company suspended dividend payments during the third quarter of 2004 and no dividends have been declared or paid since that time. Restricted net assets of the Company as of December 31, 2005 equal 100% of the net assets of the Company. All operations of the Company are conducted by QFR. This restriction has no impact on the Company's operations, except for the prohibition on the payment of dividends.

Inflation

      The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, by increasing employee productivity, and by reflecting the effects of inflation in the selling prices of the new products it introduces each year. However, increases during 2005 in oil prices resulted in significant increases in the Company's energy and raw material costs, primarily as a result of the substantial number of raw materials used by the Company that are petroleum derivatives, e.g., polypropylene, acrylic. Despite an across the board price increase effected by the Company during the first half of 2005, and a $0.15 per yard temporary surcharge effected in October, 2005, intense competition in the industry has impaired the Company's ability to pass cost increases of any kind along to its customers.

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

      At December 31, 2005, the Company had the following significant derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding:

Type of Instrument	Currency	Notional Amount in Local Currency	Weighted Average Contract Rate	Notional Amount in U.S. Dollars	Fair Value	Maturity
Forward Contract	Mexican Peso	18.0 million	11.55	$1.6 million	$(122,000)	June 2006
Forward Contract	Brazilian Real	1.5 million	2.37	$0.6 million	$1,000	April 2006

      The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in approximately $0.2 million of unrealized loss; whereas a 10% weakening of the U.S. dollar would result in approximately a $0.2 million of unrealized gain.

Interest Rate Risk

      The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt based on the Prime rate plus an “Applicable Margin” under the Company's 2005 Credit Agreement. As of December 31, 2005, there was $37.9 million of borrowings outstanding under the 2005 Credit Agreement at floating rates, including some London Interbank Offered Rate (LIBOR) loans. Increases in short-term interest rates will increase the Company's interest expense. Prior to March 22, 2006, the effective date of Amendment No. 4 (as previously defined), the Company mitigated this risk in the short term by locking in a portion of its outstanding borrowings at LIBOR rates for up to six months. Based upon the balances outstanding as of December 31, 2005, an increase of 100 basis points in interest rates would increase annual interest expense by approximately $379,000.

Item 8. Financial Statements and Supplementary Data

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$725	$4,134
Accounts receivable, net of reserves for bad debts and sales allowances of $1,463 and $2,034 at December 31, 2005 and January 1, 2005, respectively	31,822	40,708
Inventories, net	37,827	43,858
Prepaid and deferred income taxes	106	2,929
Production supplies	1,904	1,820
Prepaid insurance	1,212	929
Other current assets	4,848	6,215

Total current assets	78,444	100,593
Property, plant and equipment, net	131,177	158,480
Assets held for sale	6,483	—
Other assets:
Goodwill, net	—	5,432
Other assets	3,758	2,000

Total assets	$219,862	$266,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt (Note 7)	$37,880	$40,000
Current portion of capital lease obligations	143	—
Accounts payable	13,423	15,359
Accrued expenses and other current liabilities	8,337	11,838

Total current liabilities	59,783	67,197

Capital lease obligations, less current portion	629	—
Deferred income taxes	16,501	30,541
Other long-term liabilities	1,785	2,275
Commitments and contingencies (Note 9)	—	—
Redeemable preferred stock:
Series A convertible $0.01 par value per share, liquidation preference $1,000 per share, 50,000 shares authorized, none issued	—	—
Stockholders' equity:
Common stock, $0.01 par value per share, 40,000,000 shares authorized; 16,826,218 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	168	168
Additional paid-in capital	89,076	89,076
Unearned compensation	—	(488)
Retained earnings	53,416	79,672
Other accumulated comprehensive loss	(1,496)	(1,936)

Total stockholders' equity	141,164	166,492

Total liabilities and stockholders' equity	$219,862	$266,505

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net sales	$224,684	$289,145	$325,337
Cost of products sold	195,764	236,270	255,202

Gross profit	28,920	52,875	70,135
Selling, general and administrative expenses	46,076	55,315	55,334
Goodwill impairment	5,432	—	—
Restructuring and asset impairment charges	11,203	—	—
Non-recurring income	—	—	(1,426)

Operating income (loss)	(33,791)	(2,440)	16,227
Other expenses:
Interest expense	3,019	3,327	3,887
Early extinguishment of debt	2,232	—	—
Other, net	196	8	51

Income (loss) before provision for income taxes	(39,238)	(5,775)	12,289
Provision (benefit) for income taxes	(12,982)	(3,733)	4,350

Net income (loss)	(26,256)	$(2,042)	$7,939

Earnings (loss) per common share—basic	$(1.56)	$(0.12)	$0.48

Earnings (loss) per common share—diluted	$(1.56)	$(0.12)	$0.47

Weighted average shares outstanding—basic	16,826	16,819	16,671

Weighted average shares outstanding—diluted	16,826	16,819	16,958

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income (loss)	$(26,256)	$(2,042)	$7,939

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax benefit of $149, $51, and $7	425	145	21
Unrealized gain (loss) on hedging instruments, without tax benefit	15	(15)	—

Other comprehensive income (loss)	440	130	21

Comprehensive income (loss)	$(25,816)	$(1,912)	$7,960

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
Balance, January 4, 2003	16,146	$161	$87,668	$(901)	$76,964	$(2,087)	$161,805
Net income	—	—	—	—	7,939	—	7,939
Proceeds from stock options exercised, net of tax benefits	621	7	1,043	—	—	—	1,050
Proceeds from employee stock purchase plan	29	—	159	—	—	—	159
Amortization of unearned compensation, net	—	—	—	206	—	—	206
Foreign translation adjustment, net	—	—	—	—	—	21	21
Cash dividends ($0.10 per share)	—	—	—	—	(1,675)	—	(1,675)

Balance, January 3, 2004	16,796	$168	$88,870	$(695)	$83,228	$(2,066)	$169,505
Net loss	—	—	—	—	(2,042)	—	(2,042)
Proceeds from stock options exercised, net of tax benefits	30	—	206	—	—	—	206
Amortization of unearned compensation, net	—	—	—	207	—	—	207
Foreign translation adjustment, net	—	—	—	—	—	145	145
Unrealized (loss) on hedging instruments, net	—	—	—	—	—	(15)	(15)
Cash dividends ($0.09 per share)	—	—	—	—	(1,514)	—	(1,514)

Balance, January 1, 2005	16,826	$168	$89,076	$(488)	$79,672	$(1,936)	$166,492
Net loss	—	—	—	—	(26,256)	—	(26,256)
Amortization of unearned compensation, net	—	—	—	488	—	—	488
Foreign translation adjustment, net	—	—	—	—	—	425	425
Unrealized gain on hedging instruments, net	—	—	—	—	—	15	15

Balance, December 31, 2005	16,826	$168	$89,076	$—	$53,416	$(1,496)	$141,164

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Cash flows from operating activities:
Net income (loss)	$(26,256)	$(2,042)	$7,939
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	17,255	18,757	19,470
Amortization of unearned compensation	488	207	206
Deferred income tax provision (benefit)	(11,844)	(2,826)	1,752
Provision for bad debts	606	1,141	497
Goodwill impairment	5,432	—	—
Asset impairments	10,948	—	—
Early extinguishment of debt	2,232	—	—
Tax benefit related to exercise of common stock options	—	41	429
Prepayment penalty on extinguishment of debt	(1,990)	—	—
Changes in operating assets and liabilities—
Accounts receivable	8,469	2,569	(2,721)
Inventories	6,182	534	6,501
Prepaid expenses and other assets	160	2,063	199
Accounts payable, accrued expenses, and other current liabilities	(5,332)	(1,145)	854
Other long-term liabilities	(490)	801	715

Net cash provided by operating activities	$5,860	$20,100	$35,841

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,417)	(14,891)	(7,921)

Cash flows from financing activities:
Borrowings under revolving credit facility	52,280	—	6,900
Repayment of revolving credit facility	(33,400)	—	(23,100)
Repayment of long-term debt	(40,000)	(5,000)	(5,000)
Repayment of term loan	(1,000)	—	—
Change in overdraft	413	(323)	(1,468)
Repayment of capital lease obligations	(92)	—	—
Proceeds from issuance of term loan	20,000	—	—
Debt issuance costs	(2,153)	—	—
Cash dividends	—	(1,514)	(1,675)
Proceeds from exercise of common stock options and issuance of shares under the employee stock purchase plan	—	165	780

Net cash used in financing activities	(3,952)	(6,672)	(23,563)
Effect of exchange rates on cash	100	6	136

Net increase (decrease) in cash	(3,409)	(1,457)	4,493
Cash and cash equivalents, beginning of period	4,134	5,591	1,098

Cash and cash equivalents, end of period	$725	$4,134	$5,591

Supplemental disclosure of cash flow information:
Cash paid for (received):
Interest	$3,101	$3,438	$4,335
Income taxes, net	$(987)	$108	$(1,697)
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred for new equipment	$864	$—	$—

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

      On a comparative basis, the Company's sales have declined quarter-to-quarter in each of the six consecutive fiscal quarters ending December 31, 2005. Primarily as a result of this decline in the Company's sales, Quaker also reported operating losses in each of those fiscal quarters.

      As discussed in Note 7, in anticipation of not achieving certain financial covenants in the Company's 2005 Credit Agreement, as hereinafter defined, the Company entered into Amendment No. 3 to the 2005 Credit Agreement in February 2006. Subsequently, while Quaker has made all payments under the 2005 Credit Agreement as they fell due, the Company failed to comply with the amended financial covenants in the 2005 Credit Agreement as of the end of fiscal February 2006. As a result of the Company's recurring losses, these debt covenant defaults and the possibility that the Company will be unable to achieve the improvements in its operating performance necessary to meet future debt covenants, the Company's independent registered public accounting firm notified the Company that its report on the Company's Fiscal 2005 financial statements would include an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The failure to deliver audited financial statements to the lenders without qualification or expression of concern as to uncertainty of the Company to continue as a going concern constituted a separate event of default under the 2005 Credit Agreement.

      As a result of these events of default, all of the Company's obligations, liabilities and indebtedness to the lenders under the 2005 Credit Agreement could have been declared due and payable in full at any time. The Company then engaged in discussions with its lenders to obtain a forbearance agreement or a waiver with respect to these defaults. On March 22, 2006, the Company entered into Amendment No. 4, as hereinafter defined, with respect to the 2005 Credit Agreement. Pursuant to Amendment No. 4, the Company's lenders agreed to waive certain specified covenant defaults as of the end of fiscal February 2006 and to make certain other amendments to the 2005 Credit Agreement, subject to certain terms and conditions. Among the covenant defaults waived was the requirement that the Company deliver its Fiscal 2005 audited financial statements to the lenders without qualification or expression of concern, by the Company's independent registered public accounting firm, as to uncertainty of the Company to continue as a going concern, and it should be noted that the report issued by the Company's independent registered public accounting firm on the Company's Fiscal 2005 financial statements includes an explanatory paragraph raising substantial doubt about the ability of the Company to continue as a going concern. In addition, the Company's lenders have stated that they will agree to review revised business plans and projections and make or not make further amendments to the terms of the 2005 Credit Agreement based on those revised business plans and projections, however, they would not do so on the basis of the Company's current business plans.

      Management has put a restructuring plan in place that is intended to restore the Company to profitability. The key elements of this restructuring plan include: (i) stabilizing revenues from Quaker's U.S.-based residential fabric business by concentrating the Company's marketing efforts on those markets least sensitive to imported products; (ii) reducing operating costs enough to compensate for the drop the Company has experienced in its revenues over the past few years; (iii) selling excess assets; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills to recapture the share of the domestic residential market lost to foreign imports over the past few years; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets and expanding the Company's specialty yarns business. Successfully executing this restructuring plan will require considerable operational, management, financial, sales and marketing, supply chain, information systems and design expertise involving the need to continually

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

recruit, train and retain qualified personnel. There can be no assurance that the Company will have the resources, including the human resources, needed to manage execution of its restructuring plan effectively, or maintain its current sales levels.

      The Company is exploring various alternatives to improve its financing situation. Such possibilities include a replacement of the 2005 Credit Agreement and the sale of excess real estate and idled machinery and equipment. To reduce the Company's working capital requirements and further conserve cash, the Company may also further reduce its cost structure by taking actions such as further personnel reductions and/or the suspension of certain new product/new market development projects. These actions may or may not prove to be consistent with Quaker's long-term strategic objectives. There can be no assurance that such actions will generate sufficient resources to fully address the uncertainties of the Company's financial position.

      As of March 30, 2006, there were $37.4 million of loans outstanding under the 2005 Credit Agreement, including the remaining $18.0 million Term Loan component, and approximately $4.6 million of letters of credit. Pursuant to Amendment No. 4, unused availability under the 2005 Credit Agreement fluctuates daily. On March 30, 2006, unused availability was $0.9 million, net of the $8.5 million Availability Reserve, which includes the $1.0 million increase in the Availability Reserve required by Amendment No. 4.

      In addition, the Company has substantial tangible assets, including significant investments in special-purpose machinery and equipment useful only in the production of certain types of yarns or fabrics. A reduction in demand for the Company's products, changes in the Company's product mix or changes in the various internally-produced components used in the production of the Company's novelty yarns or fabrics could result in the idling of some or all of this equipment, requiring the Company to test for impairment of these assets. Depending upon the outcome of these tests, the Company could be required to write-down all or a portion of these assets, resulting in a corresponding reduction in Quaker's earnings and net worth. During 2005, this testing process resulted in the need for Quaker to write-off approximately $10.2 million of buildings, machinery and equipment determined to be impaired in accordance with these accounting rules.

2. Summary of Significant Accounting Policies

      (a) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Quaker Fabric Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      (b) Fiscal Year. The Company's fiscal year ends on the Saturday nearest to January 1 of each year. The fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 all contained 52 weeks.

      (c) Revenue Recognition. Revenue is recognized from product sales when earned as required by generally accepted accounting principles and in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements.” Revenues are recognized when product shipment has occurred. At that time, the price is fixed and determinable and collectability is reasonably assured, title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

      (d) Cash and Cash equivalents. Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments which are highly liquid in nature and have original maturities of three months or less. At December 31, 2005 and January 1, 2005, cash and cash equivalents included cash equivalents of $0 and $2,000 respectively. The company maintains a minimal amount of cash in its operating accounts using available funds to reduce debt. The Company frequently has checks issued and outstanding in excess of cash balances in its bank account. Funds are borrowed when necessary under the 2005 Credit Agreement to cover checks which clear daily in excess of funds available in the Company's cash account. Checks issued and outstanding in excess of the cash balance constitute an

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

overdraft. Overdrafts are included in Accounts Payable in the Balance sheet and were $792 and $379 as of December 31, 2005 and January 1, 2005 respectively.

      (e) Allowance for Doubtful Accounts and Sales Returns and Allowances. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among approximately 1,000 customers and no single customer represented more than 5.8% and 4.4% of the accounts receivable balance at December 31, 2005 and January 1, 2005, respectively. The provision for bad debts was $606, $1,141 and $497 for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

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

      (f) Inventories. Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a FIFO basis. Cost for financial reporting purposes is determined by the last-in, first-out (LIFO) method. Inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and raw material warehousing costs are all capitalized into inventory and included in cost of goods sold as related inventory is sold. Finished goods warehousing costs and the cost of operating the Company's finished product distribution centers are included in Selling, General and Administrative expenses. Inventories consist of the following at December 31, 2005 and January 1, 2005:

	December 31, 2005	January 1, 2005
Raw materials	$22,504	$22,397
Work-in-process	6,120	8,474
Finished goods	12,169	13,741

Inventory at FIFO	40,793	44,612
LIFO adjustment	(2,966)	(754)

Inventory at LIFO	$37,827	$43,858

      During the years ended December 31, 2005 and January 1, 2005, inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities. The effect of the inventory reduction in 2005 decreased cost of goods sold by approximately $277, and increased net income by approximately $180 or $0.01 per share. The effect of the inventory reduction in 2004 was immaterial.

      Approximately 60% of finished goods are produced upon receipt of a firm order. Management, in partnership with key customers, utilizes forecasting techniques to significantly reduce delivery lead times. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

      (g) Property, Plant and Equipment. Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on property and equipment on a straight-line basis over their estimated useful lives as follows:

Buildings and improvements	32-39 years
Machinery and equipment	2-20 years
Furniture and fixtures	5-10 years
Motor vehicles	4-5 years
Leasehold improvements	Life of Lease
Capital leases	Life of Lease

      The useful life for leasehold improvements is initially established as the lesser of: (i) the useful life of the asset or (ii) the initial term of the lease excluding renewal option periods, unless it is reasonably assured that renewal options will be exercised based on the existence of a bargain renewal option or economic penalties. If the exercise of renewal options is reasonably assured due to the existence of bargain renewal options or economic penalties, such as the existence of significant leasehold improvements, the useful life of the leasehold improvements includes both the initial term and any renewal periods.

      Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset's cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations. Fully depreciated assets are removed from the accounts when they are no longer in use.

      (h) Impairment of Long-Lived Assets. The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for any underperforming long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is reviewed and adjusted periodically to reflect changes in these factors.

      (i) Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortization of goodwill effective December 30, 2001. SFAS No. 142 also requires companies to test goodwill for impairment at least annually, or when changes in events and circumstances warrant an evaluation. Due to lower than anticipated orders and a related reduction in the Company's backlog position, the Company determined that goodwill should be tested for impairment at July 2, 2005 in accordance with the provisions of SFAS No. 142. The Company tested for impairment using a discounted cash flow approach. As a result of this testing, the Company determined that goodwill had been impaired and should be written down to $0. Accordingly, a goodwill impairment charge of $5,432, or $0.32 per share, was recorded in the second quarter of Fiscal 2005.

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

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

      (k) Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted earnings (loss) per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to losses for the years ended December 31, 2005 and January 1, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the years ended December 31, 2005 and January 1, 2005 would have been 28 and 294, respectively. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

	December 31, 2005	January 1, 2005	January 3, 2004
Weighted average common shares outstanding	16,826	16,819	16,671
Dilutive potential common shares	—	—	287

Weighted average common shares outstanding and dilutive potential common shares	16,826	16,819	16,958

Antidilutive options	2,913	2,191	1,673

      (l) Foreign Currency. The assets and liabilities of the Company's Mexican and Brazilian operations are translated at period-end exchange rates, and statement of operations accounts are translated at weighted average exchange rates. The resulting translation adjustments are included in the consolidated balance sheet as a separate component of equity, “Accumulated Other Comprehensive Loss,” and foreign currency transaction gains and losses are included with selling, general and administrative expenses in the consolidated statements of operations. Foreign currency losses included in selling, general, and administrative expenses were $527, $130, and $48 for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

      The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” (collectively, SFAS No. 133, as amended) effective in fiscal 2001.

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

      The Company enters into forward exchange contracts to hedge the fair value of foreign currency denominated intercompany accounts payable. The purpose of the Company's foreign currency hedging activities is to minimize, for a period of time, the impact on the Company's results of operations of unforeseen fluctuations in foreign exchange rates. At December 31, 2005, the Company had 16 forward exchange contracts totaling $2,200, all maturing in less than 6 months, to exchange Brazilian reals and

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

Mexican pesos for U.S. dollars. The Company has designated these contracts as fair value hedges intended to lock in the expected cash flows from the repayment of foreign currency denominated intercompany payables at the available forward rate at the inception of the contract. Changes in the fair value of the hedge instruments are recognized in earnings. At December 31, 2005, the fair value of these contracts resulted in a loss of $121.

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

      (n) Self-Insurance Reserves. The Company is self-insured for workers' compensation and medical insurance. The Company has purchased stop loss coverage for both types of risks in order to minimize the effect of a catastrophic level of claims. At the end of each accounting period, the reserves for incurred but not reported claims must be evaluated. In addition, management evaluates claims experience on a regular basis in consultation with the Company's insurance advisors and makes adjustments to these reserves as required. Significant management judgments and estimates must be made and used in connection with evaluating the adequacy of self-insurance reserves. Material differences may result in the amount and timing of these costs for any period if management makes different judgments or uses different estimates.

      (o) Fair Value of Financial Instruments. The Company's financial instruments mainly consist of cash, accounts receivable, accounts payable, foreign currency financial instruments and debt. The carrying amounts of these financial instruments as of December 31, 2005 approximate their fair values due to the short term nature and terms of these instruments, and also the rates available to the Company for debt and foreign currency financial instruments with similar terms and remaining maturities.

      (p) Shipping and Handling Costs. The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10). In accordance with this guidance, the Company records shipping and handling costs billed to customers as a component of revenue. Shipping and handling costs, which are included in cost of goods sold, are not significant.

      (q) Research and Development Costs. Expenditures for research and development are expensed as incurred. Research and development costs consist of internal material, labor and overhead expenses. The Company expensed approximately $4,929, $6,400 and $7,900 in research and development costs during the years ended December 31, 2005, January 1, 2005 and January 4, 2003, respectively, primarily related to the development of new products.

      (r) Advertising Costs. Advertising expenditures consists primarily of print media and trade shows. These advertising costs are expensed during the period incurred and totaled $470, $635, and $926 for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

      (s) Stock Option Plans. The Company discloses stock-based compensation information in accordance with SFAS 148 and SFAS 123. SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

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

      Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income (loss) and earnings (loss) per common share would have been as follows:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income (loss), as reported	$(26,256)	$(2,042)	$7,939
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	311	133	136
Less: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	2,390	1,176	1,056

Pro forma net income (loss):	$(28,335)	$(3,085)	$7,019

Earnings (loss) per common share—basic
As reported	$(1.56)	$(0.12)	$0.48
Pro forma	$(1.68)	$(0.18)	$0.42
Earnings (loss) per common share—diluted
As reported	$(1.56)	$(0.12)	$0.47
Pro forma	$(1.68)	$(0.18)	$0.41

      Pro forma compensation expense for options is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted. No options were granted during the year ended December 31, 2005.

      On December 16, 2005, the Board of Directors approved the acceleration of vesting of all outstanding unvested stock options previously awarded to its employees (including its executive officers) under the Company's equity compensation plans. The acceleration of vesting became effective on December 16, 2005 for stock options outstanding as of such date. On such date, the closing market price was $2.60. Options to purchase an aggregate of approximately 565,000 shares of common stock (of which options to purchase an aggregate of 393,000 shares of common stock are held by executive officers of the Company) were accelerated on December 16, 2005. The exercise prices of the options range from $7.04 to $9.12. Under the recently issued Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), the Company will be required to apply the expense recognition provisions of SFAS 123R beginning January 2, 2006. The decision to accelerate the vesting of these stock options, all of which were at exercise prices higher than current market price, was made because: (i) there was no perceived value in these options to the employees involved, and (ii) there were no employee retention ramifications.

      Included in the options subject to the accelerated vesting described above were options granted below fair market value in May 2002. The compensation expense related to these options was being

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

amortized over their 5 year vesting period. In accordance with APB 25, the unamortized compensation expense related to these options of $300 was expensed in the fourth quarter of 2005.

      (t) Recently Issued Accounting Standards. In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for the Company on December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company's Consolidated Financial Statements.

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” Statement 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R became effective for years beginning after June 15, 2005 and will be effective for the Company beginning in the first quarter of 2006. The Company will use the modified prospective method upon adoption and therefore will not restate prior-period results. No unvested options were outstanding as of December 31, 2005, and no unrecognized compensation expense will be recognized on these options in the future.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005, and the Company will be assessing the impact of SFAS No. 151 on its consolidated financial statements during the first quarter of 2006.

      (u) Reclassifications. Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no impact on the Company's financial position or results of operations.

3. Restructuring and Asset Impairment Charges

      During the second quarter of 2005, the Company reduced its production capacity by idling certain manufacturing equipment. As a result of this change, the Company evaluated this idled equipment for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon the projected gross cash flows expected from this equipment, the Company determined that these assets were impaired and recorded an impairment charge of $3,419. The Company also reduced its workforce during the second quarter of 2005 and recorded $243 of employee termination costs consisting of severance costs with respect to 16 affected employees.

      During the third quarter of 2005, the Company decided to close its manufacturing facility located at 763 Quequechan Street in Fall River, Massachusetts and offer the building for sale. As a result of this change in use, the building and certain of the equipment in it were evaluated for impairment in accordance with SFAS No. 144. Based on projected gross cash flows expected from this equipment and facility, the Company determined that these assets were impaired and recorded a charge of $5,283, representing the difference between management's estimate of their fair value and their book value. In accordance with SFAS No. 144, the building and certain equipment has been classified in the balance

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

sheet as “Assets held for sale.” The Company anticipates that upon the sale of the facility, the equipment in it will be moved to other owned or leased facilities. The estimated cost for moving this equipment is approximately $700. Moving costs will be expensed when they occur and will be reported as part of cost of goods sold. In addition, due to recent weakness in upholstery fabric orders, the Company evaluated its prepaid marketing materials for impairment. As a result of this analysis, the Company determined that a portion of this asset had been impaired and recorded a charge of $707 during the third quarter of 2005.

      During the fourth quarter of 2005, the Company idled all of the manufacturing equipment at its Somerset, Massachusetts facility and decided to offer the building for sale. This facility manufactured chenille yarns. At such time as the facility is sold, the machinery and equipment in it will be moved to other facilities. The estimated moving cost is approximately $150 and will be expensed as incurred and reported as part of cost of goods sold. The net book value of the machinery and equipment idled is approximately $4,300. This equipment was evaluated for impairment as of December 31, 2005 and it was determined that an impairment charge of $1,385 was required. The Company also recorded an additional $154 asset impairment charge related to its manufacturing facility at 763 Quequechan Street in Fall River, Massachusetts. Subsequent to December 31, 2005, the Company entered into an agreement to sell this facility for $1,400.

      In addition, as part of the consolidation of manufacturing and warehousing facilities, the Company incurred $1,203 of moving and duplicate occupancy costs during the year ended December 31, 2005. These costs are included in cost of goods sold. Accrued employee severance costs payable to two employees were $25 as of December 31, 2005.

4. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	December 31, 2005	January 1, 2005
Land	$106	$4,280
Buildings and improvements	30,670	34,368
Leasehold improvements	2,929	5,089
Machinery and equipment	217,068	250,786
Capital leases	864	—
Furniture and fixtures	2,253	2,253
Motor vehicles	190	169
Construction in progress	330	1,312

	254,410	298,257
Less: Accumulated depreciation	123,233	139,777

Net property, plant and equipment	$131,177	$158,480

      Depreciation expense related to property, plant and equipment for the years ending December 31, 2005, January 1, 2005 and January 3, 2004 was $16,860, $18,704 and $19,418, respectively.

5. Assets Held for Sale

      As discussed in Note 3, the Company has idled certain manufacturing equipment and decided to offer two owned manufacturing facilities for sale. The land, buildings and improvements have been written down to management's estimate of fair market value and have been placed with a real estate broker. Subsequent to December 31, 2005, the Company entered into agreements to sell its Quequechan Street facility in Fall River and its County Street facility in Somerset, Massachusetts for $1,400 and $1,700, respectively. In addition, the Company has 60 acres of unimproved land purchased in

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

1998 which has been placed with a real estate broker for sale. This land is stated at the lower of cost or estimated fair market value based upon a recent independent appraisal. Assets held for sale consist of the following:

December 31, 2005
60 Acres of Unimproved Land in Fall River, Massachusetts	$4,008
Land, Buildings and Improvements	2,398
Equipment	77

$6,483

6. Accrued Expenses and Other Current Liabilities

      Accrued expenses consists of the following:

	December 31, 2005	January 1, 2005

Payroll and fringe benefits	$1,241	$1,644
Workers' compensation	2,727	3,000
Vacation	2,145	2,433
Medical insurance	327	1,316
Interest	336	726
Deferred income taxes	308	—
Other	1,253	2,719

Total accrued expenses and other current liabilities	$8,337	$11,838

7. Debt

      Debt consists of the following:

	December 31, 2005	January 1, 2005
Senior Secured Revolving Credit Facility	$18,880	$—
Term Loan payable in quarterly principal installments through May 1, 2006 and monthly installments thereafter, plus interest, over a 5-year period beginning November 1, 2005	19,000	—
7.18% Senior Notes	—	30,000
7.09% Senior Notes	—	5,000
7.56% Series A Notes	—	5,000

Total Debt	$37,880	$40,000
Less: Current Portion of Term Loan	19,000	—
Current Portion of Senior Secured Revolving Credit Facility	18,880	—
Current Portion of Long-Term Debt	—	40,000

Total Long-Term Debt	$—	$—

      On May 18, 2005, Quaker Fabric Corporation of Fall River (“QFR”), a wholly-owned subsidiary of the Company, entered into a five-year, $70,000 senior secured revolving credit and term loan agreement with Bank of America, N.A. and two other lenders (the “2005 Credit Agreement”). The 2005 Credit Agreement provides for a $20,000 term loan (the “Term Loan”) and a $50,000 revolving credit and letter of credit facility (the “Revolving Credit Facility”), reduced by Amendment Nos. 3 and 4 (as hereinafter defined) to $30,000. QFR's obligations under the 2005 Credit Agreement are guaranteed by

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

the Company and two QFR subsidiaries (the “Guaranty”). Pursuant to a Security Agreement (also dated as of May 18, 2005) executed by QFR, the Company, and two subsidiaries of QFR, all of QFR's obligations under the 2005 Credit Agreement are secured by first priority liens upon all of QFR's and the Company's assets and on the assets of the two QFR subsidiaries acting as guarantors (the “Security Agreement”).

      Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker's accounts receivable and inventory, minus an “Availability Reserve” (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at the prime rate plus Applicable Margin and until October 21, 2005 the Applicable Margin was 0.75% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 0.25% to 1.0% for prime rate advances. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 2.25% until October 21, 2005, with quarterly adjustments ranging from 1.75% to 2.5% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. As of December 31, 2005, the weighted average interest rates of the advances outstanding was 6.93%.

      The Revolving Credit Facility has a term of five years which expires on May 18, 2010. Effective March 22, 2006, the 2005 Credit Agreement requires that all funds in the Company's cash operating account be applied daily to the payment of outstanding advances under the Revolving Credit Facility.

      The Term Loan bears interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 1.50% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement with the Applicable Margin for prime rate advances ranging from 1.00% to 1.75%. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 3.0% until October 21, 2005, with quarterly adjustments ranging from 2.5% to 3.25% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. As of December 31, 2005, the weighted average interest rate of the Term Loan was 7.62%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis until May 1, 2006 and monthly thereafter. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. Annual aggregate principal payments under the Term Loan are as follows:

Fiscal Year
2006	$4,333
2007	4,000
2008	4,290
2009	4,500
2010	1,877

$19,000

      The 2005 Credit Agreement includes customary financial covenants, reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

affiliates, and purchase, merge, or consolidate with or into any other corporation. QFR is prohibited under the 2005 Credit Agreement from paying dividends or otherwise transferring funds to the Company. Restricted net assets as of December 31, 2005 equal 100% of the net assets of the Company.

      QFR's initial borrowing under the 2005 Credit Agreement was $46,500, of which $42,300 was used to repay, in full, all of QFR's outstanding obligations under Senior Notes due October 2005 and 2007 that QFR issued to an insurance company during 1997 and Series A Notes due February 2009 that QFR issued to the same insurance company during 2002, with such repayment including a yield maintenance premium of $1,990. The balance of the initial borrowing was used to cover approximately $1,000 of closing costs and to repay, in full, all of QFR's outstanding obligations to Fleet National Bank (“Fleet”) under the Second Amended and Restated Credit Agreement dated February 14, 2002 by and between Fleet and QFR (the “2002 Credit Agreement”). The Company recorded a charge in the second quarter of 2005 of $2,232 for “Early Extinguishment of Debt” which includes the $1,990 yield maintenance premium plus the write off of existing debt issuance costs.

      On July 26, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 1, effective as of July 1, 2005, to the 2005 Credit Agreement to: (i) increase the Availability Reserve from $5,000 to $7,500 effective August 20, 2005 and from $7,500 to $10,000 effective September 24, 2005, (ii) reduce the minimum consolidated EBITDA and fixed charge coverage ratio requirements in the financial covenants, (iii) reduce the limits on the Company's annual capital expenditure programs, and (iv) under certain circumstances, require the Company to retain a consultant. The Company paid an amendment fee of $87.5 which was capitalized and will be amortized over the remaining term of the 2005 Credit Agreement.

      On October 25, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 2, effective as of October 21, 2005, to the 2005 Credit Agreement (“Amendment No. 2”) to: (i) reduce the Availability Reserve, (ii) reduce the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005 in the financial covenants, (iii) eliminate the minimum consolidated EBITDA requirement in its entirety for all periods after the fourth quarter of fiscal 2005, (iv) add a new “Two Quarter Fixed Charge Coverage Ratio” requirement to the financial covenants applicable to the five fiscal quarters beginning with the first quarter of fiscal 2006 and ending with the first quarter of fiscal 2007, (v) reduce the Minimum Fixed Charge Coverage Ratio in the financial covenants for the first fiscal quarter of 2006, (vi) increase the Applicable Margin by 0.25% with respect to the Term Loan and all Revolving Credit Facility advances until March 1, 2006, when all subsequent changes in Applicable Margins will be determined solely based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. The Company paid an amendment fee of $175, which was capitalized and will be amortized over the remaining term of the 2005 Credit Agreement.

      On February 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 3, effective as of December 30, 2005, to the 2005 Credit Agreement (“Amendment No. 3”) to (i) make certain amendments to the definitions of “Consolidated EBITDA” and “Consolidated Interest Expense,” (ii) add a new provision with respect to the Company's retention of a Financial Consultant (as defined in Amendment No. 3), (iii) eliminate the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005, (iv) add a new two consecutive month minimum consolidated EBITDA covenant through May 2006, (v) eliminate the Minimum Fixed Charge Coverage Ratio for the first two fiscal quarters of 2006 and reduce the Minimum Fixed Charge Coverage Ratio for the third quarter of 2006, and (vi) eliminate the Two Quarter Fixed Charge Coverage Ratio requirement for the first quarter of 2006. In addition, the Company also agreed to pay a fee of $175 in exchange for a $17,500 reduction in the Revolving Credit Facility to $32,500, effective February 2, 2006.

      On March 22, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Waiver and Amendment No. 4, effective as of March 22, 2006, to the 2005 Credit Agreement (“Amendment No. 4”) to (i) waive certain “Specified Defaults” arising out of the Company's failure to

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

comply with the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal February and the Company's anticipated failure to deliver audited financial statements without qualification or expression of concern as to the uncertainty of the Parent to continue as a going concern within ninety (90) days of the end of Fiscal 2005, (ii) add a new provision with respect to the Company's retention of an Additional Financial Consultant (as defined in Amendment No. 4) to perform certain specific services set forth in Amendment No. 4, (iii) increase the Availability Reserve from $7.5 million to $8.5 million during the period commencing on March 22, 2006 and ending on May 1, 2006 (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) eliminate the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal March, (v) change the amortization schedule on the Term Loan from quarterly to monthly, effective June 1, 2006, (vi) require that the net proceeds of any asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, rather than pro rata, (vii) by no later than May 12, 2006, provide the lenders with weekly 13-week cash flow forecasts and a revised 2006 business plan, (viii) require that all cash received by the Company be applied daily to the reduction of the Company's obligations under the Revolving Credit Facility, requiring the Company to re-borrow funds more frequently to meet its liquidity requirements, (ix) end the Company's ability to request, convert or continue any LIBOR Rate Loans, and (x) require the Company to reimburse not only the Administrative Agent but also the other lenders for all out-of-pocket expenses incurred in connection with the preparation of Amendment No. 4 and the on-going administration of the Loan Documents. In addition, the Company also agreed to pay an amendment fee of $125,000 in exchange for the amendment and a $2.5 million reduction in the Total Commitment (as defined in the 2005 Credit Agreement,) bringing the Total Commitment down to $30.0 million, effective March 22, 2006.

      As of December 31, 2005, there were $37,880 of loans outstanding under the 2005 Credit Agreement, including the $19,000 term loan component, approximately $4,600 of letters of credit and unused availability of approximately $4,400, net of the Availability Reserve, as defined in the 2005 Credit Agreement. In accordance with EITF 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

      The Company's ability to meet its current obligations is dependent on: (i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2005 Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2005 Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve, such as those reflected in Amendment Nos. 1 and 4 to the 2005 Credit Agreement, discussed above, reduce Availability and thus the Company's ability to borrow. In like manner, decreases in the Availability Reserve, such as those reflected in Amendment No. 2 to the 2005 Credit Agreement, discussed above, increase Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2005 Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company has implemented a plan to reduce its investment in inventory and is seeking to dispose of certain production equipment and manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company's cost structure on a continuing basis to reflect changes in demand.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

      As of March 30, 2006, there were $37.4 million of loans outstanding under the 2005 Credit Agreement, including the remaining $18.0 million Term Loan component, and approximately $4.6 million of letters of credit. Pursuant to Amendment No. 4, unused availability under the 2005 Credit Agreement fluctuates daily. On March 30, 2006, unused availability was $0.9 million, net of the $8.5 million Availability Reserve, which includes the $1.0 million increase in the Availability Reserve required by Amendment No. 4.

8. Income Taxes

      Income (loss) before provision for income taxes consists of:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Domestic	$(38,767)	$(5,999)	$10,776
Foreign	(471)	224	1,513

	$(39,238)	$(5,775)	$12,289

      The following is a summary of the provision (benefit) for income taxes:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Federal
Current	$—	$(1,290)	$1,884
Deferred	(11,438)	(3,538)	1,602

	(11,438)	(4,828)	3,486

State
Current	(1,195)	382	456
Deferred	(217)	640	120

	(1,412)	1,022	576

Foreign
Current	57	1	258
Deferred	(189)	72	30

	(132)	73	288

	$(12,982)	$(3,733)	$4,350

      A reconciliation between the provision for income taxes computed at U.S. federal statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Provision (benefit) for income taxes at statutory rate	$(13,733)	$(2,021)	$4,301
State income taxes (benefit), net of federal tax effect	(142)	307	519
Foreign income taxes (benefit), net of federal tax effect	(86)	49	204
Valuation allowances	844	796	75
Goodwill impairment	1,901	—	—
State investment tax credits, net of federal provision	(136)	(438)	(223)
State research and development tax credits	(1,321)	—	—
Extraterritorial income or foreign sales corporation benefit	(178)	(162)	(454)
Federal research and development tax credits	(252)	(1,988)	—
Other	121	(276)	(72)

	$(12,982)	$(3,733)	$4,350

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

      The following table summarizes the change in the Valuation Allowance:

Descriptions	December 31, 2005	January 1, 2005	January 3, 2005
Valuation allowance at beginning of year	$4,470	$3,722	$3,755
Charged to expense	844	796	75
Other	(16)	(48)	(108)

Valuation allowance at end of year	$5,298	$4,470	$3,722

      The Company has approximately $4,600 of federal tax credit carryforwards, of which approximately $2,300 expire from 2014 to 2025. The remaining federal tax credit carryforwards have no expiration date. The Company also has approximately $21,900 of net operating loss carryforwards which expire in 2024 and 2025. The timing and use of the net operating loss carryforwards and tax credit carryforwards may be limited under applicable federal tax legislation. In addition, the Company has approximately $7,500 of state investment tax credit carryforwards, of which approximately $5,200 expire from 2009 to 2015. The remaining state investment tax credits have no expiration date. The Company also has approximately $500 of state research and development tax credits which expire in 2019 and 2020. The timing and use of these credits is limited under applicable state income tax legislation.

      The Company filed amended tax returns during the third quarter of 2003 with the Internal Revenue Service claiming $1,378 of research and development tax credits for the years 1993-2001. In addition, credits of $959 were claimed on originally filed tax returns for 2002 and 2003. During the fourth quarter of 2004, the Company reached an agreement with the Internal Revenue Service on certain assessments and amended returns filed by the Company for the years 1997-1999. As a result of this agreement, in the fourth quarter of 2004, the Company recorded a tax benefit of $1,729 related to research and development tax credits for the years prior to 2004, and $259 related to 2004.

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

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

      The significant items comprising the deferred tax asset/liability are as follows:

	December 31, 2005		January 1, 2005
	Current	Long-term	Current	Long-term
Assets:
Tax credit carryforwards	$—	$9,128	$750	$7,815
Receivable reserves	549	—	739	—
Accrued fringe benefits and workers' compensation	775	858	908	1,091
Net operating loss	—	8,062	893	—
Foreign net operating loss	—	131	—	81
Deferred compensation	—	—	—	294
Other	317	885	—	961

Total assets	1,641	19,064	3,290	10,242
Valuation allowance	(411)	(4,887)	—	(4,470)

Total assets, net of valuation allowance	1,230	14,177	3,290	5,772

Liabilities:
Property basis differences	—	(30,678)	—	(36,313)
Inventory basis differences	(1,538)	—	(1,393)	—
Other	—	—	(22)	—

Total liabilities	(1,538)	(30,678)	(1,415)	(36,313)

Net assets (liabilities)	$(308)	$(16,501)	$1,875	$(30,541)

9. Commitments and Contingencies

      (a) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

      (b) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution control equipment at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900 over a three-year period, which began in 2003 and which was extended for an additional year in 2005. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

      (c) Leases. The Company leases certain facilities and equipment under operating and capital lease agreements expiring at various dates from the current year to the year 2015. As of December 31, 2005, the aggregate minimum future commitments under leases are as follows:

	Operating Leases	Capital Leases
2006	$3,688	$187
2007	2,619	187
2008	2,005	187
2009	1,869	170
2010	1,747	148
Thereafter	8,848	18

Total minimum payments	$20,776	$897

Less: Amount representing interest		125

Present value of minimum lease payments		$772

      Rent expense for operating leases for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $5,456, $4,466, and $4,227, respectively.

      (d) Letters of Credit. In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. As of December 31, 2005 and January 1, 2005 the Company had issued or agreed to issue letters of credit totaling $4,591 and $4,668, respectively.

      (e) Employment Contract and Change-in-Control Agreements. In March 2004, the Company's Board of Directors amended and restated the President and Chief Executive Officer's Employment Agreement (the “Employment Agreement”). The Employment Agreement provides for Mr. Liebenow to continue to serve as President and Chief Executive Officer of the Company on a full-time basis through March 12, 2008, subject to an automatic three-year extension, unless terminated by the Company upon one year's prior notice and provides for certain payments to be made to Mr. Liebenow following certain termination events occurring in connection with a change in control. The Employment Agreement as amended effective October 4, 2004, provides for a base salary of $645, subject to such annual increases as may be determined by the Board of Directors, as well as certain benefits and reimbursement of expenses.

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

10. Stock Options

      The Company has several stock option plans (the “Plans”) in effect that provide for the granting of non-qualified stock options and other equity-based incentives to directors, officers, and employees of

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

the Company. Options under the Plans are generally granted at fair market value and vesting is determined by the Board of Directors.

      Stock Option Activity. A summary of the Company's stock option activity is as follows:

	Fiscal Year Ended
	December 31, 2005		January 1, 2005		January 3, 2004
	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
Options outstanding, beginning of year	3,147	$7.58	3,218	$7.57	3,438	$6.14
Granted	—	—	10	$9.12	535	$9.12
Exercised	—	—	(30)	$5.31	(621)	$1.00
Forfeited	(140)	$7.79	(51)	$8.52	(134)	$7.38

Options outstanding, end of year	3,007	$7.57	3,147	$7.58	3,218	$7.57
Options exercisable	3,007	$7.57	2,125	$7.50	1,722	$7.65
Options available for grant	1,766	—	1,633	—	93	—
Weighted average fair value per share of options granted	—	—	—	$4.25	—	$5.13

      The following table summarizes information for options outstanding and exercisable at December 31, 2005:

Range of Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Options Exercisable	Weighted Average Exercise Price
$ 1.77	51	$1.37	0.2	51	$1.37
$ 1.78— 3.53	2	2.75	0.2	2	2.75
$ 3.54— 5.30	535	4.23	4.5	535	4.23
$ 5.31— 7.07	765	6.46	5.9	765	6.46
$ 7.08— 8.84	672	8.05	4.9	672	8.05
$ 8.85—10.60	882	9.57	5.1	882	9.57
$12.37—14.14	30	13.00	2.6	30	13.00
$15.90—17.67	70	17.67	2.4	70	17.67

	3,007	$7.57	5.0	3,007	$7.57

      At its regular meeting in December 2001, the Company's Board of Directors granted options to purchase 160 shares of common stock at an exercise price of $8.30 per share to certain individuals subject to shareholder approval of an increase of 750 shares in the number of shares available for grant under the Plans. At the May 16, 2002 Annual Meeting, shareholder approval was received. Accordingly, the Company recorded an unearned compensation charge equal to the difference between the exercise price and the fair value on the date of shareholder approval of $1,032. During 2005, 2004 and 2003, the Company recognized $488, $207 and $206 of amortization of unearned compensation, respectively.

      On December 12, 2003, pursuant to the terms of the Company's 1997 Stock Option Plan, the Company's Board of Directors granted to Mr. Liebenow, the Company's President and CEO, options covering 90,000 shares of common Stock, 10,000 shares of which were subject to shareholder approval at the Company's 2004 Annual Meeting of Shareholders, which approval was received. This option grant is exercisable for a period of ten years from the grant date, has an exercise price of $9.12 per share, the fair market value of the Company's Common Stock on December 12, 2003 and originally vested over a five year period. Pursuant to a decision made on December 16, 2005 by the Company's Board of Directors, this option grant is now fully vested.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

      At the May 21, 2004 Annual Shareholder meeting, the 2004 Stock Incentive Compensation Plan was approved. A maximum of 1,500,000 shares may be issued under this plan. Awards under this plan may be in the form of stock options, stock appreciation rights, restricted stock or other stock-based compensation, as determined by the Compensation Committee of the Board of Directors.

      On December 16, 2005, the Board of Directors approved the acceleration of vesting of all outstanding unvested stock options previously awarded to its employees (including its executive officers) under the Company's equity compensation plans. The acceleration of vesting became effective on December 16, 2005 for stock options outstanding as of such date. On such date, the closing market price was $2.60. Options to purchase an aggregate of approximately 565,000 shares of common stock (of which options to purchase an aggregate of 393,000 shares of common stock are held by executive officers of the Company) were accelerated on December 16, 2005. The exercise prices of the options range from $7.04 to $9.12. Under the recently issued Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), the Company will be required to apply the expense recognition provisions under SFAS 123R beginning January 2, 2006. The decision to accelerate the vesting of these stock options, all of which are at exercise prices higher than current market price, was made because (i) there is no perceived value in these options to the employees involved, and (ii) there are no employee retention ramifications.

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

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” Statement 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R became effective for years beginning after June 15, 2005 and will be effective for the Company beginning in the first quarter of 2006. The Company will use the modified prospective method upon adoption and therefore will not restate prior-period results. On December 16, 2005 the Company's Board of Directors authorized the immediate vesting of all outstanding stock options. As of December 16, 2005, all outstanding options were at exercise prices higher than the fair market value. As a result of accelerated vesting, no unvested options are outstanding as of December 31, 2005 and no unrecognized compensation expense will be recognized on these options in the future. Had compensation cost for awards granted in Fiscal 2005, Fiscal 2004 and Fiscal 2003 under the Company's stock-based compensation plans been determined based on the fair

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income (loss) and earnings (loss) per common share would have been as follows:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income (loss)
As reported	$(26,256)	$(2,042)	$7,939
Pro forma	$(28,335)	$(3,085)	$7,019
Earnings (loss) per common share—basic
As reported	$(1.56)	$(0.12)	$0.48
Pro forma	$(1.68)	$(0.18)	$0.42
Earnings (loss) per common share—diluted
As reported	$(1.56)	$(0.12)	$0.47
Pro forma	$(1.68)	$(0.18)	$0.41

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

      The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 15, 1994. The assumptions used for stock option grants and employee stock purchase right grants were as follows:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Expected volatility	N/A	60.0%	60.0%
Risk-free interest rate	N/A	3.8%	3.88%
Expected life of options	N/A	7 years	7 years
Expected dividends	N/A	1.2%	1.2%

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

11. Segment Reporting

      The Company operates as a single business consisting of sales of two products; upholstery fabric and specialty yarns. Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

      Net foreign and export sales from the United States to unaffiliated customers by major geographical area based upon shipments were as follows:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
United States	$195,344	$253,101	$285,178
Canada	10,111	12,892	14,032
Mexico	6,265	7,915	9,650
Middle East	2,351	4,493	5,508
South America	3,923	2,567	2,306
Europe	3,165	4,168	4,142
All other areas	3,525	4,009	4,521

	$224,684	$289,145	$325,337

      Net sales by product category are as follows:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Fabric	$202,860	$268,701	$314,685
Yarn	21,824	20,444	10,652

	$224,684	$289,145	$325,337

      There were no customers accounting for more than 10% of the Company's net sales during 2005.

12. Employee Benefit Plans
(reflects actual dollar and share amounts)

      The Company has established a 401(k) plan (the “401(k) Plan”) for eligible employees of the Company who may contribute up to 100% of their annual salaries (up to $14,000 for 2005) to the 401(k) Plan. All contributions made by an employee are fully vested and are not subject to forfeiture. During Fiscal 2005, 2004 and 2003, the Company contributed on behalf of each participating employee an amount equal to 100% of the first $200 contributed by each employee and 25% of the next $800 contributed by such employee, for a maximum annual Company contribution of $400 per employee. The Company's matching contribution was $389,000, $517,000, and $595,000, in Fiscal 2005, 2004, and 2003, respectively. During Fiscal 2005, the Plan was amended to eliminate the mandatory employer match provision in the Plan, effective December 31, 2005. An employee is fully vested in the contributions made by the Company upon his or her completion of five years of participation in the 401(k) Plan.

      Effective October 1, 1997, the Company established an Employee Stock Purchase Plan (the ESPP) under which a maximum of 100,000 shares of common stock may be purchased by eligible employees. All full-time employees of the Company, other than officers of the Company, are eligible to participate in the ESPP.

      The ESPP provides for quarterly “purchase periods” within each of the Company's fiscal years. Shares are purchased through payroll deductions (of not less than 1% nor more than 10% of compensation as defined, or up to a maximum of $10,000 in a designated dollar amount per year.) The purchase price for shares is 85% of the fair market value of the common stock at the date of purchase. For Fiscal Years 2005, 2004, and 2003, the Company issued 0 shares, 0 shares and 28,774 shares, respectively, under the Plan. Purchases by the Plan were suspended in 2004. The Board of Directors voted to terminate the ESPP on December 16, 2005.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

13. Non-Recurring Income

      In December 2003, the Company settled a tariff dispute with the Mexican tax authorities, receiving $1,426 net of legal fees. As a result, a non-recurring, pre-tax gain of $1,426 ($769 after-tax or $0.05 per diluted share) was recorded in the fourth quarter of 2003.

14. Deferred Compensation Plan

      The Company maintains a deferred compensation plan for certain senior executives of the Company. Benefits payable upon retirement are grossed up by the Company's marginal tax rate. During 2005, the Company reduced Other Long-term Liabilities and Selling, General, and Administrative expenses by approximately $790, primarily due to the Company's executives contractually waiving their rights to have their benefit grossed up by the marginal tax rate.

15. Summary Quarterly Financial Data (Unaudited)

      The following is a summary of the results of operations for each of the quarters within the years ended December 31, 2005 and January 1, 2005.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$59,215	$68,885	$46,457	$50,127
Gross margin	7,681	10,134	6,075	5,030
Gross margin percentage	13.0%	14.7%	13.1%	10.0%
Operating loss	(4,468)	(11,526)	(10,448)	(7,349)
Operating loss percentage	(7.5% )	(16.7% )	(22.5% )	(14.7% )
Net loss before provision for income taxes	$(5,304)	$(14,497)	$(11,215)	$(8,222)
Net loss	$(3,090)	$(10,342)	$(7,155)	$(5,669)
Loss per common share—basic	$(0.18)	$(0.61)	$(0.43)	$(0.34)
Loss per common share—diluted	$(0.18)	$(0.61)	$(0.43)	$(0.34)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$84,384	$73,132	$63,585	$68,044
Gross margin	18,695	13,399	11,715	9,066
Gross margin percentage	22.2%	18.3%	18.4%	13.3%
Operating income (loss)	4,670	18	(2,470)	(4,658)
Operating income (loss) percentage	5.5%	0.0%	(3.9% )	(6.8% )
Net income (loss) before provision for income taxes	$3,839	$(806)	$(3,299)	$(5,509)
Net income (loss)	$2,438	$(482)	$(2,128)	$(1,870)
Earnings (loss) per common share—basic	$0.15	$(0.03)	$(0.13)	$(0.11)
Earnings (loss) per common share—diluted	$0.14	$(0.03)	$(0.13)	$(0.11)

(1)	All quarters in 2005 and 2004 were 13 weeks.

(2)	Earnings per common share for the quarters presented have each been calculated separately. Accordingly, quarterly amounts may not sum to the fiscal year amount presented.

16. Anti-Takeover provisions

      Certain provisions of Delaware law and the Company's Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. Also, Quaker's Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire the Company. Further, the Board has adopted a stockholder rights plan (the

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands except per share amounts)

“Rights Plan”), the purpose of which is to protect the stockholders against unsolicited attempts to acquire control of the Company that do not offer a fair price to all stockholders. The Rights Plan will not apply to certain acquisitions by Nortex Holdings, a principal stockholder of the Company, and certain of its transferees. In addition, under the terms of the 2005 Credit Agreement, a Change in Control would constitute an Event of Default, as those terms are defined in the 2005 Credit Agreement. And finally, the Company is a party to change in control agreements with each of Quaker's officers. In the event of a Termination of Employment in connection with a Change in Control, as those terms are defined in the agreements, the Company would be obligated to make certain payments, expressed as a percentage of cash compensation, to the terminated officer or officers These provisions may have the effect of delaying, deferring or dissuading a potential acquirer from acquiring outstanding shares of Common Stock at a price that represents a premium to the then current trading price.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Quaker Fabric Corporation:

We have completed integrated audits of Quaker Fabric Corporation's December 31, 2005 and January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its January 3, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(i) present fairly, in all material respects, the financial position of Quaker Fabric Corporation and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has failed to achieve certain debt covenants and must achieve significant improvements in its operating performance in order to meet certain future debt covenants. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 31, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

      Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of December 31, 2005. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based upon the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.

      No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ SANGWOO AHN

Sangwoo Ahn Chairman of the Board

/s/ LARRY A. LIEBENOW

Larry A. Liebenow President and Chief Executive Officer

/s/ PAUL J. KELLY

Paul J. Kelly Vice President and Chief Financial Officer

March 31, 2006

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference.

      The executive officers of the Company are as follows:

Name	Age	Position	Officer Since
Larry A. Liebenow	62	President, Chief Executive Officer, and Director	1989
James A. Dulude	50	Vice President—Manufacturing	1990
Cynthia L. Gordan	58	Vice President, Secretary, and General Counsel	1989
Paul J. Kelly	61	Vice President—Finance, Chief Financial Officer and Treasurer	1989
Thomas Muzekari	65	Vice President—Sales	1996
M. Beatrice Spires	44	Vice President—Design and Merchandising	1996
Duncan Whitehead	63	Vice President—Research and Development	1990

      Larry A. Liebenow. Mr. Liebenow has served as President, Chief Executive Officer, and a Director of the Company since September 1989.

      James A. Dulude. Mr. Dulude has been employed by the Company since May 1986 and has served as Vice President—Manufacturing since August 1995.

      Cynthia L. Gordan. Ms. Gordan has been employed by the Company since March 1988 and has served as Vice President, Secretary, and General Counsel of the Company since March 1989. Ms. Gordan is also responsible for the Company's Risk Management, Investor Relations and Human Resources functions.

Paul J. Kelly. Mr. Kelly has served as Vice President—Finance, Chief Financial Officer and Treasurer of the Company since December 1989, and since November 1993 has also had responsibility for working with industry and institutional analysts.

Thomas H. Muzekari. Mr. Muzekari has served as Vice President—Sales since March 2003, and was Vice President—Sales and Marketing from October 1998 until March 2003, and Vice President—Marketing from March 1996 until October 1998.

M. Beatrice Spires. Ms. Spires has been employed by the Company since September 1995 and has served as Vice President—Design and Merchandising since March 2003, and was Vice President—Styling and Design from March 1996 until March 2003.

Duncan Whitehead. Mr. Whitehead has served as Vice President—Technology and Development, and Yarn Sales since August 1995.

      The Company's President, Secretary, and Treasurer are elected annually by the Board at its first meeting following the annual meeting of stockholders. All other executive officers hold office until their successors are chosen and qualified.

      The Company has adopted a code of business conduct applicable to all directors, officers and employees. The Code of Business Conduct is available on the Company's website at http//www.quakerfabric.com. Stockholders may request a free copy of the Code of Business Conduct from:

Quaker Fabric Corporation 941 Grinnell Street Fall River, MA 02721 Attn: Cynthia L. Gordan Vice President and General Counsel

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
Consolidated Balance Sheets—December 31, 2005 and January 1, 2005
Consolidated Statements of Operations—For the years ended December 31, 2005, January 1, 2005, and January 3, 2004
Consolidated Statements of Comprehensive Income (Loss)—For the years ended December 31, 2005, January 1, 2005, and January 3, 2004
Consolidated Statements of Changes in Stockholders' Equity—For the years ended December 31, 2005, January 1, 2005, and January 3, 2004
Consolidated Statements of Cash Flows—For the years ended December 31, 2005, January 1, 2005, and January 3, 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(ii)	Financial Statement Schedules

      The following financial statement schedule of the Company included herein should be read in conjunction with the audited financial statements incorporated by reference in this Form 10-K.

      Schedule II—Valuation and Qualifying Accounts

      All other schedules for the Company are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

3(i)	—	Certificate of Incorporation of the Company, as amended.(1)
3(ii)	—	By-laws of the Company.(1)
10.1	—	Loan and Security Agreement, dated as of October 31, 1990, between the Company and Continental Bank N.A., as amended by Amendments Nos. 1 through 9 thereto.(1)
10.2	—	Securities Purchase Agreement, dated April 13, 1993, among the Company, MLGA Fund II, L.P. and MLGAL Partners, as amended by Amendment No. 1 thereto.(1)
10.3	—	Subscription Agreement, dated March 12, 1993, among the Company and MLGA Fund II, L.P., Nortex Holdings, Inc., QFC Holdings Corporation, and Larry Liebenow.(1)
10.4	—	Shareholders Agreement, dated March 12, 1993, by and among the Company, Larry Liebenow, Ira Starr, and Sangwoo Ahn.(1)
10.5	—	Employment Agreement, dated as of March 12, 1993, between the Company and Larry A. Liebenow.(1)
10.6	—	Director Indemnification Contract, dated October 18, 1989, between the Company and Larry A. Liebenow.(1)
10.7	—	Director Indemnification Contract, dated October 18, 1989, between the Company and Roberto Pesaro.(1)
10.8	—	Director Indemnification Contract, dated April 15, 1992, between the Company and Samuel A. Plum.(1)
10.9	—	Director Indemnification Contract, dated May 2, 1991, between the Company and Andrea Gotti-Lega.(1)
10.10	—	Severance Contract, dated August 15, 1988, between the Company and Thomas J. Finneran.(1)
10.11	—	Severance Contract, dated May 26, 1989, between the Company and James Dulude.(1)

10.12	—	Severance Contract, dated December 1, 1988, between the Company and Cynthia Gordan.(1)
10.13	—	Equipment Financing Lease Agreement, dated September 18, 1992, between QFR and United States Leasing Corporation.(1)
10.14	—	Equipment Financing Lease Agreement, dated September 29, 1992, between QFR and KeyCorp Leasing pursuant to a Notice of Assignment from U.S. Leasing.(1)
10.15	—	Equipment Financing Lease Agreement, dated February 16, 1989, between QFR and Key Financial Services, Inc.(1)
10.16	—	Equipment Financing Lease Agreement, dated September 22, 1992, between QFR and Dana Commercial Credit Corporation (Fleet National Bank).(1)
10.17	—	Equipment Financing Lease Agreement, dated October 8, 1992, between QFR and Capital Associates International, Inc.(1)
10.18	—	Equipment Financing Loan Agreement, dated August 31, 1992, between QFR and HCFS Business Equipment Corporation.(1)
10.19	—	Equipment Financing Lease Agreement, dated September 13, 1991, between QFR and Sovran Leasing and Finance Corp/NationsBanc Leasing Corp.(1)
10.20	—	Equipment Financing Lease Agreement, dated December 18, 1990, between QFR and IBM Credit Corporation.(1)
10.21	—	Equipment Financing Lease Agreement, dated May 5, 1993, between QFR and The CIT Group.(1)
10.22	—	Equipment Financing Lease Agreement, dated June 30, 1993, between QFR and AT&T Commercial Finance Corporation.(1)
10.23	—	Chicago, Illinois Showroom Lease, dated July 1, 1989, between the Company and LaSalle National Bank, Trustee.(1)
10.24	—	Hickory, North Carolina Showroom Lease, dated June 15, 1993, between the Company and Hickory Furniture Mart, Inc.(6)
10.25	—	High Point, North Carolina Showroom Lease, dated November 6, 1991, between the Company and Market Square Limited Partnership.(1)
10.26	—	Los Angeles, California Showroom Lease, dated September 23, 1992, between the Company and The L.A. Mart.(1)
10.27	—	Tupelo, Mississippi Showroom Lease, dated December 14, 1992, between the Company and Mississippi Furniture Market, Inc.(6)
10.28	—	Mexico City, Mexico Warehouse Lease, dated June 6, 1993, between Quaker Fabric Mexico, S.A. de C.V. and Irene Font Byrom.(1)
10.29	—	Licensing Agreement, dated May 17, 1990, between the Company as Licensee and General Electric Company.(1)
10.30	—	Licensing Agreement, dated September 24, 1990, between the Company as Licensee and Amoco Fabrics and Fibers Company.(1)
10.31	—	Software Licensing Agreement, dated October 29, 1987, between the Company as Licensee and System Software Associates.(1)
10.32	—	Licensing Agreement, dated June 5, 1974, between the Company and E.I. DuPont de Nemours & Company, Inc.(1)
10.33	—	Licensing Agreement, dated October 17, 1988, between the Company as Licensee and Monsanto Company.(1)
10.34	—	Licensing Agreement, dated July 28, 1987, between the Company as Licensee and Phillips Fibers Corporation.(1)
10.35	—	Software Licensing Agreement, dated July 7, 1988, between the Company as Licensee and Software 2000, Inc.(1)

10.36	—	Licensing Agreement, dated February 1, 1977, between the Company as Licensee and 3M.(1)
10.37	—	Software Licensing Agreement, dated April 8, 1992, between the Company as Licensee and Premenos Corporation.(1)
10.38	—	Software Licensing Agreement, dated March 19, 1993, between the Company as Licensee and Sophis U.S.A., Inc.(1)
10.39	—	Quaker Fabric Corporation 1993 Stock Option Plan and Form of Option Agreement thereunder.(1)
10.40	—	Option to Purchase Common Stock issued to Nortex Holdings, Inc., effective April 13, 1993.(1)
10.41	—	Amendment No. 1, dated as of October 25, 1993, to Shareholders Agreement, dated March 12, 1993, by and among the Company, Nortex Holdings, Inc., MLGA Fund II, L.P., MLGAL Partners, W. Wallace McDowell, Jr., William Ughetta, and Ira Starr.(1)]
10.42	—	Quaker Fabric Corporation Deferred Compensation Plan and related Trust Agreement.(2)
10.43	—	Form of Split Dollar Agreement with Senior Officers.(2)
10.44	—	Credit Agreement, dated as of June 29, 1994, by and among the Company, The First National Bank of Boston, and Continental Bank, N.A.(3)
10.45	—	Equipment Schedule No. 5, dated as of September 14, 1994, to Master Lease Agreement, dated as of May 5, 1993, between QFR and the CIT Group/Equipment Financing, Inc.(4)
10.46	—	Commission and Sales Agreement, dated as of April 25,1994, between QFR and Quaker Fabric Foreign Sales Corporation.(4)
10.47	—	Stock Option Agreement, dated as of July 28, 1995, between the Company and Eriberto R. Scocimara.(5)
10.48	—	Amended and Restated Credit Agreement, dated December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(5)
10.49	—	Note Purchase and Private Shelf Agreement, dated December 18, 1995, among the Company, Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
10.50	—	Guarantee Agreement, dated as of December 18, 1995, among the Company, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(5)
10.51	—	Amendment Agreement No. 1, dated as of March 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(5)
10.52	—	1996 Stock Option Plan for Key Employees of QFR, dated April 26, 1996.(6)
10.53	—	Amendment Agreement No. 2, dated as of October 21, 1996, to that certain Amended and Restated Credit Agreement, dated as of December 18, 1995, among the Company, QFR, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., The First National Bank of Boston, and Fleet National Bank.(6)
10.54	—	Software License Agreement dated October 31, 1996 between the Company and System Software Associates Inc.(6)
10.55	—	Medical Expense Reimbursement Plan.(6)
10.56	—	High Point, North Carolina Warehouse Lease, dated April 1, 1996 between QFR and C&M Investments of High Point, Inc.(6)
10.57	—	Standard Industrial Lease Agreement, dated May 10, 1996, between CIIF Associates II Limited Partnership and QFR.(6)
10.58	—	Rights Agreement dated March 4, 1997 between the Company and The First National Bank of Boston relating to the Company's Stockholder Rights Plan.(6)
10.59	—	1997 Stock Option Plan.(6)

10.60	—	Amendment, dated as of February 24, 1997, to Employment Agreement between the Company and Larry A. Liebenow.(6)
10.61	—	Amendment No. 4, dated as of December 19, 1997 to the Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.(7)
10.62	—	Employee Stock Purchase Plan, dated as of October 1, 1997.(7)
10.63	—	Note Purchase Agreement dated October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(7)
10.64	—	Guaranty Agreement, dated as of October 10, 1997, by the Company in favor of the Prudential Insurance Company of America and PrucoLife Insurance Company.(7)
10.65	—	Commercial Lease between QFR and Clocktower Enterprises, Inc., dated as of August 1, 1997.(7)
10.66	—	Lease between Robbins Manufacturing Co., Inc. and QFR, dated as of October 22, 1997.(7)
10.67	—	Lease between Tilly Realty Associates and QFR, dated as of December 9, 1997.(7)
10.68	—	Lease between 1 Lewiston Street, LLC and QFR, dated as of March 16, 1998.(7)
10.69	—	Purchase and Sale Agreement, dated August 7, 1998, between QFR and Rodney Realty Trust.(8)
10.70	—	Stock Option Agreement, dated as of October 19, 1998, between the Company and Mark R. Hellwig.(8)
10.71	—	Lease between ADAP, Inc. and QFR, dated as of December 11, 1998.(8)
10.72	—	Purchase and Sale Agreement, dated January 6, 1999, between QFR and Montaup Electric Company.(8)
10.73	—	Purchase and Sale Agreement, dated January 22, 1999, between QFR and Jefferson Realty Partnership.(8)
10.74	—	Amendment No. 6, dated as of March 26, 1999 to the Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.(8)
10.75	—	Amendment No. 1, dated as of March 26, 1999 to the Note Purchase Agreement dated as of October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(8)
10.76	—	Purchase and Sale Agreement, dated May, 1999, between QFR and The Center for Child Care and Development, Inc.(9)
10.77	—	Tax Increment Financing Agreement, dated May 27, 1999, between the City of Fall River and QFR.(9)
10.78	—	Memorandum of Understanding, dated July 1, 1999, between the City of Fall River and QFR.(9)
10.79	—	Lease between Frank B. Peters, Jr. and QFR, dated as of June 15, 1999.(9)
10.80	—	Amendment No. 7, dated as of September 30, 1999 to the Amended and Restated Credit Agreement, dated as of December 18, 1995, by and among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, BankBoston and Fleet National Bank.(9)
10.81	—	Lease between Hamriyah Free Zone Authority and QFR, dated as of November 28, 1999.(9)
10.82	—	Form of change in control agreement, dated December 17, 1999, between the Company and each of its vice presidents.(9)
10.83	—	Agreement concerning change in control, dated December 17, 1999, between the Company and its controller.(9)
10.84	—	Amendment No. 1 to the Company's Deferred Compensation Plan, dated December 17, 1999.(9)

10.85	—	Amendment No. 1 to the Split Dollar Insurance Agreements between QFR and each of its officers.(9)
10.86	—	Amendment, dated as of December 17, 1999, to Employment Agreement between the Company and Larry A. Liebenow.(9)
10.87	—	1999 Stock Purchase Loan Program and form of related Secured Promissory Note and Stock Pledge Agreement.(9)
10.88	—	Amendment No. 2, dated as of December 28, 1999 to the Note Purchase Agreement dated as of October 10, 1997 among QFR, The Prudential Insurance Company of America, and Pruco Life Insurance Company.(9)
10.89	—	Software License Agreement, dated December 29, 1999, between QFR as Licensee and Paragon Management Systems, Inc.(9)
10.90	—	Mexico City, Mexico Warehouse Lease, dated February 6, 2000, between Quaker Fabric Mexico, S.A. de C.V. and Irene Font Byrom.(10)
10.91	—	Amendment to the 1997 Stock Option Plan.(10)
10.92	—	Lease between Sayre A. Litchman and QFR, dated June 30, 2000.(10)
10.93	—	Software License Agreement dated April 30, 2001 between QFR and SSA Global Technologies, Inc.(11)
10.94	—	Purchase and Sale Agreement, dated June 29, 2001, between QFR and Whaling Mfg. Co., Inc.(11)
10.95	—	High Point, North Carolina Warehouse Lease Extension Agreement, dated July 29, 2001, between QFR and Bresmiro Associates, LLC.(11)
10.96	—	Purchase and Sale Agreement, dated September 4, 2001, between QFR and Charles McAnsin Associates, LP.(11)
10.97	—	Los Angeles Warehouse First Amendment to Standard Industrial Lease Agreement, dated September 24, 2001, between QFR and CIIF Associates II, LP.(11)
10.98	—	Energy Supply Agreement, dated December 4, 2001, between QFR and Select Energy, Inc.(11)
10.99	—	Second Amended and Restated Credit Agreement, dated February 14, 2002, among QFR, Quaker Textile Corp., Quaker Fabric Mexico, S.A. de C.V., the Company, and Fleet National Bank.(11)
10.100	—	Note Purchase and Private Shelf Agreement, dated February 14, 2002, between QFR and The Prudential Insurance Company of America.(11)
10.101	—	Form of stock option agreement between the Company and outside directors, prior to participation in the 1997 Stock Option Plan.(12)
10.102	—	Natural Gas Service Terms Agreement, dated May 20, 2002, between QFR and AllEnergy Gas and Electric Marketing Company, L.L.C.(12)
10.103	—	Form of extension of change in control agreement, dated December 13, 2002, between the Company, each of its vice presidents, and its controller.(12)
10.104	—	Form of indemnification agreement, dated December 13, 2002, between the Company and each of its directors and officers.(12)
10.105	—	Software License Agreement dated December 31, 2002 between QFR and SPSS, Inc.(12)
10.106	—	Mexico City, Mexico Warehouse Lease, dated February 6, 2003, between Quaker Fabric Mexico, S.A. de C.V. and Irene Font Byrom.(12)
10.107	—	Amendment No. 1 to Software License Agreement, dated February 24, 2003, between QFR and Adexa, Inc.(12)
*10.108	—	Amended and Restated Employment Agreement, dated as of March 17, 2004, between the Company and Larry A. Liebenow.(13)
10.109	—	Quaker Fabric Corporation 2004 Stock Incentive Plan.(14)

10.110	—	Purchase and Sale Agreement with respect to 81 Commerce Drive, Fall River, Massachusetts dated July 2, 2004 by and among Charles McAnsin Associates, A Limited Partnership, as Seller, Joan Fabrics Corporation, Main Street Textiles, L.P., Quaker Fabric Corporation of Fall River, as Purchaser, and Stewart Title Guaranty Company, as Escrow Agent.(15)
10.111	—	Amendment effective as of October 1, 2004 to the Note Agreement dated as of October 10, 1997 between Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and the Prudential Insurance Company of America.(16)
10.112	—	Amendment effective as of October 1, 2004 to the Note Purchase and Private Shelf Agreement dated as of February 14, 2002 between Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(16)
10.113	—	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of August 16, 2004 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(16)
10.114	—	Lease Agreement dated December 16, 2004 by and between Charles McAnsin Associates, A Limited Partnership, as Landlord, and Quaker Fabric Corporation of Fall River, as Tenant.(17)
10.115	—	Lease Guaranty dated December 16, 2004 executed by Quaker Fabric Corporation, as Guarantor.(17)
10.116	—	Use and Occupancy Agreement dated December 16, 2004 by and between Quaker Fabric Corporation of Fall River, as Licensor, and Joan Fabrics Corporation, as Licensee.(17)
10.117	—	Escrow Agreement dated December 16, 2004 by and among Wilmer Cutler Pickering Hale and Dorr LLP, as Escrow Agent, Quaker Fabric Corporation of Fall River, Quaker Fabric Corporation, and Charles McAnsin Associates, A Limited Partnership.(17)
10.118	—	Waiver Agreement dated as of December 22, 2004 to the Note Agreement dated as of October 10, 1997 and the Note Purchase and Private Shelf Agreement, dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(18)
10.119	—	Waiver and Amendment dated as of December 20, 2004 to the Second Amended and Restated Credit Agreement dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(18)
10.120	—	Escrow Extension Agreement dated January 14, 2005 by and among Wilmer Cutler Pickering Hale and Dorr LLP, as Escrow Agent, Quaker Fabric Corporation of Fall River, Quaker Fabric Corporation and Charles McAnsin Associates, A Limited Partnership.(19)
10.121	—	Escrow Extension Agreement dated January 20, 2005 by and among Wilmer Cutler Pickering Hale and Dorr LLP, as Escrow Agent, Quaker Fabric Corporation of Fall River, Quaker Fabric Corporation and Charles McAnsin Associates, A Limited Partnership.(19)
10.122	—	Waiver and Amendment dated as of March 4, 2005 to Second Amended and Restated Credit Agreement dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(20)
10.123	—	Waiver Agreement dated as of March 4, 2005 to the Note Agreement dated as of October 10, 1997 and the Note Purchase and Private Shelf Agreement, dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(20)
10.124	—	Waiver and Amendment dated as of February 28, 2005 to Second Amended and Restated Credit Agreement dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(20)

10.125	—	Waiver Agreement dated as of February 28, 2005 to the Note Agreement dated as of October 10, 1997 and the Note Purchase and Private Shelf Agreement, dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(20)
10.126	—	Forbearance and Amendment dated as of March 11, 2005 to Second Amended and Restated Credit Agreement dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(21)
10.127	—	Forbearance Agreement dated as of March 11, 2005 to the Note Agreement dated as of October 10, 1997 and the Note Purchase and Private Shelf Agreement, dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(21)
10.128	—	Intercreditor and Collateral Agency Agreement (dated as of March 31, 2005) by and among Fleet National Bank, (the “Bank”), Pruco Life Insurance Company and The Prudential Insurance Company of America (the “Noteholders” and, together with the Bank, the “Lenders”) and Fleet National Bank, as Collateral Agent on behalf of the Lenders.(22)
10.129	—	Security Agreement (dated as of March 31, 2005) between Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as the Parent, and Fleet National Bank, as Collateral Agent.(22)
10.130	—	Second Amended and Restated Pledge Agreement (dated as of March 31, 005) among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., and Quaker Fabric Corporation, (the “Companies”), and Fleet National Bank, (the “Bank”), Pruco Life Insurance Company and The Prudential Insurance Company of America (the “Noteholders” and, together with the Bank, the “Lenders”) and Fleet National Bank, as Collateral Agent on behalf of the Lenders.(22)
10.131	—	Guaranty Agreement (dated as of March 31, 2005) by Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Guarantors, in favor of Pruco Life Insurance Company and The Prudential Insurance Company of America with respect to the Senior Note Agreement.(22)
10.132	—	Guaranty Agreement (dated as of March 31, 2005) by Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Guarantors, in favor of Pruco Life Insurance Company and The Prudential Insurance Company of America with respect to the Series A Note Agreement.(22)
10.133	—	Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto (the “Lenders”); Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager (the “2005 Credit Agreement”).(23)
10.134	—	Security Agreement (dated as of May 18, 2005) among Quaker Fabric Corporation of Fall River, as Borrower; Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., and Quaker Fabric Corporation, as Guarantors; and Bank of America, N.A., as Administrative Agent on behalf of the Lenders.(23)
10.135	—	Guaranty Agreement (dated as of May 18, 2005) by Quaker Fabric Corporation, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Guarantors, in favor of Bank of America, N.A. and the other lenders which are or may become parties to the 2005 Credit Agreement.(23)
10.136	—	Amendment No. 1 (dated as of July 26, 2005 and effective as of July 1, 2005) to Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(24)

10.137	—	Amendment No. 2 (dated as of October 25, 2005 and effective as of October 21, 2005) to Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(25)
10.138	—	Amended and Restated Non-Exclusive Licensing Agreement (dated as of November 1, 2005) between Quaker Fabric Corporation of Fall River, and Hi-Tex, Inc.
10.139	—	Amendment No. 3 (dated as of February 3, 2006 and effective as of December 30, 2005) to Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(26)
10.140	—	Purchase and Sale Agreement dated March 3, 2006 by and between Quaker Fabric Corporation of Fall River, as Seller, and Strictly Realty LLC, as Buyer.(27)
10.141	—	Purchase and Sale Agreement dated March 14, 2006 by and between Quaker Fabric Corporation of Fall River, as Seller, and Fred Smith of Cumberland, Rhode Island, as Buyer.(28)

10.142	—	Waiver and Amendment No. 4 dated as of March 22, 2006 to Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(29)
10.143	—	Engagement Letter dated March 22, 2006 by and between Quaker Fabric Corporation and Alvarez and Marsal.(30)

	—	Subsidiaries.(5)
*23	—	Consent of PricewaterhouseCoopers LLP.
*31	—	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2006.
*32	—	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 dated March 31, 2006.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-69002, initially filed with the Securities and Exchange Commission on September 17, 1993, as amended.

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 1994.

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

(6)	Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-21957, initially filed with the Securities and Exchange Commission on February 25, 1997, as amended.

(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

(11)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 2003.

(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

(14)	Incorporated by reference to the Company's 2004 Proxy Statement.

(15)	Incorporated by reference to the Company's Current Report on Form 8-K dated July 2, 2004.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 12, 2004.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K dated December 16, 2004.

(18)	Incorporated by reference to the Company's Current Report on Form 8-K dated December 20, 2004.

(19)	Incorporated by reference to the Company's Current Report on Form 8-K dated January 21, 2005.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K dated February 28, 2005.

(21)	Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2005.

(22)	Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2005.

(23)	Incorporated by reference to the Company's Current Report on Form 8-K dated May 18, 2005.

(24)	Incorporated by reference to the Company's Current Report on Form 8-K dated July 26, 2005.

(25)	Incorporated by reference to the Company's Current Report on Form 8-K dated October 25, 2005.

(26)	Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2006.

(27)	Incorporated by reference to the Company's Current Report on Form 8-K dated March 3, 2006.

(28)	Incorporated by reference to the Company's Current Report on Form 8-K dated March 14, 2006.

(29)	Incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2006.

(30)	Incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2006.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

QUAKER FABRIC CORPORATION

By:	/s/ LARRY A. LIEBENOW
Larry A. Liebenow Chief Executive Officer, President, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY A. LIEBENOW (Larry A. Liebenow)	Chief Executive Officer, President, and Director	March 31, 2006

/s/ PAUL J. KELLY (Paul J. Kelly)	Vice President—Finance (Chief Financial and Accounting Officer)	March 31, 2006

/s/ SANGWOO AHN (Sangwoo Ahn)	Chairman of the Board	March 31, 2006

/s/ JERRY I. PORRAS (Jerry I. Porras)	Director	March 31, 2006

/s/ ERIBERTO R. SCOCIMARA (Eriberto R. Scocimara)	Director	March 31, 2006

SCHEDULE II

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended January 3, 2004, January 1, 2005 and December 31, 2005
(Dollars in Thousands)

Descriptions	Balance at Beginning of Period	Provisions Charged to Operations	Net Deductions from Allowances	Balance at end of Period
Year Ended January 3, 2004
Bad Debt Reserve	$628	$497	$(279)	$846
Sales Returns & Allowances Reserve	$1,198	$3,971	$(3,926)	$1,243
Obsolete and Excess Inventory Reserve	$2,320	$600	$(1,560)	$1,360
Year Ended January 1, 2005
Bad Debt Reserve	$846	$1,141	$(1,027)	$960
Sales Returns & Allowances Reserve	$1,243	$3,531	$(3,700)	$1,074
Obsolete and Excess Inventory Reserve	$1,360	$800	$(1,337)	$823
Year Ended December 31, 2005
Bad Debt Reserve	$960	$606	$(683)	$883
Sales Returns & Allowances Reserve	$1,074	$3,014	$(3,508)	$580
Obsolete and Excess Inventory Reserve	$823	$500	$(1,002)	$321