Form 10-Q
period 2006-04-01
QUAKER FABRIC CORP /DE/
filed 2006-05-11
CIK 103341

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 10, 2006, 16,876,918 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

Table of Contents

QUAKER FABRIC CORPORATON
Quarterly Report on Form 10-Q
Quarter ended April 1, 2006

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information)

	April 1, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$870	$725
Accounts receivable, less reserves of $1,521 and $1,463 at April 1, 2006 and December 31, 2005, respectively	30,112	31,822
Inventories	37,536	37,827
Prepaid and deferred income taxes	—	106
Production supplies	1,801	1,904
Prepaid insurance	1,373	1,212
Other current assets	4,572	4,848
Total current assets	76,264	78,444
Property, plant and equipment, net	127,611	131,177
Assets held for sale	6,483	6,483
Other assets	3,452	3,758
Total assets	$213,810	$219,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$37,404	$37,880
Current portion of capital lease obligations	145	143
Accounts payable	14,091	13,423
Accrued expenses	8,453	8,337
Total current liabilities	60,093	59,783
Capital lease obligations, less current portion	592	629
Deferred income taxes	14,223	16,501
Other long-term liabilities	1,653	1,785
Commitments and contingencies (Note 8)
Redeemable preferred stock:
Series A convertible, $0.01 par value per share, liquidation preference $1,000 per share, 50,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.01 par value per share, 40,000,000 shares authorized;
16,876,918 and 16,826,218 shares issued and outstanding as of April 1, 2006 and December 31, 2005, respectively	169	168
Additional paid-in capital	89,168	89,076
Retained earnings	49,281	53,416
Other accumulated comprehensive loss	(1,369)	(1,496)
Total stockholders’ equity	137,249	141,164
Total liabilities and stockholders’ equity	$213,810	$219,862

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts in thousands, except per share amounts)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$46,280	$59,215
Cost of products sold	40,839	51,534
Gross profit	5,441	7,681
Selling, general and administrative expenses	10,332	12,149
Restructuring charges	296	—
Operating loss	(5,187)	(4,468)
Other expenses:
Interest expense	769	748
Other, net	406	88
Loss before provision for income taxes	(6,362)	(5,304)
Benefit from income taxes	(2,227)	(2,214)
Net loss	$(4,135)	$(3,090)
Loss per common share - basic	$(0.25)	$(0.18)
Loss per common share - diluted	$(0.25)	$(0.18)
Weighted average shares outstanding - basic	16,843	16,826
Weighted average shares outstanding - diluted	16,843	16,826

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
(Amounts in thousands)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net loss	$(4,135)	$(3,090)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax provision (benefit) of $44 and ($10)	83	(17)
Unrealized loss on hedging instruments, without tax benefit	—	4
Other comprehensive income (loss)	83	(13)
Comprehensive loss	$(4,052)	$(3,103)

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Three Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net loss	$(4,135)	$(3,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,292	4,487
Amortization of unearned compensation	—	51
Provision for bad debts	105	2
Deferred income taxes	(2,278)	(1,195)
Gain on sale of equipment	(110)	—
Changes in operating assets and liabilities:
Accounts receivable	1,644	1,073
Inventories	343	(5,734)
Prepaid expenses and other assets	455	(177)
Accounts payable, accrued expenses and other current liabilities	1,165	2,814
Other long-term liabilities	(132)	(544)
Net cash provided by (used in) operating activities	1,349	(2,313)
Cash flows from investing activities:
Purchase of property, plant and equipment	(187)	(821)
Proceeds from disposal of equipment	110	—
Net cash used in investing activities	(77)	(821)
Cash flows from financing activities:
Borrowings from revolving credit facility	8,735	—
Repayments of revolving credit facility	(8,201)	—
Repayment of term loan	(1,010)	—
Repayment of capital leases	(35)	—
Change in overdraft	(381)	1,141
Capitalization of deferred financing costs	(364)	(492)
Proceeds from exercise of common stock options, including tax benefits	93	—
Net cash provided by (used in) financing activities	(1,163)	649
Effect of exchange rates on cash	36	(61)
Net increase (decrease) in cash	145	(2,546)
Cash and cash equivalents, beginning of period	725	4,134
Cash and cash equivalents, end of period	$870	$1,588

The accompanying notes are an integral part of these consolidated financial statements

QUAKER FABRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
1. Operations

Quaker Fabric Corporation and subsidiaries (the Company or Quaker) designs, manufactures and markets woven upholstery fabrics primarily for residential furniture markets and specialty yarns for use in the production of its own fabrics and for sale to distributors of craft yarns and manufacturers of home furnishings and other products.

On a comparative basis, the Company's sales have declined quarter-to-quarter in each of the seven consecutive fiscal quarters ending April 1, 2006. Primarily as a result of this decline in the Company's sales, Quaker also reported operating losses in each of those fiscal quarters.

As discussed in Note 6, in anticipation of not achieving certain financial covenants in the Company's 2005 Credit Agreement, as hereinafter defined, the Company entered into Amendment No. 3 to the 2005 Credit Agreement in February 2006. Subsequently, while Quaker has made all payments under the 2005 Credit Agreement as they fell due, the Company failed to comply with the amended financial covenants in the 2005 Credit Agreement as of the end of fiscal February 2006. As a result of the Company's recurring losses, these debt covenant defaults and the possibility that the Company will be unable to achieve the improvements in its operating performance necessary to meet future debt covenants, the Company's independent registered public accounting firm notified the Company that its report on the Company's Fiscal 2005 financial statements would include an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The failure to deliver audited financial statements to the lenders without qualification or expression of concern as to uncertainty of the Company to continue as a going concern constituted a separate event of default under the 2005 Credit Agreement.

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

       The Company has provided its lenders with the revised 2006 business plan and weekly 13-week cash flow forecasts required by Amendment No. 4 and is in discussions with its lenders regarding a proposed additional waiver and amendment to the 2005 Credit Agreement to (i) waive an anticipated breach of the financial covenants in the 2005 Credit Agreement as of the end of fiscal April 2006 and (ii) amend the financial covenants in the 2005 Credit Agreement to reflect the revised business plan and cash flow forecasts provided to the lenders pursuant to Amendment No. 4. Any such amendment is expected to include terms unfavorable to the Company including, but not limited to, a significant amendment fee and an increase in the interest rate payable by the Company with respect to amounts borrowed under the Agreement. There can be no assurance that the Company will reach agreement with its lenders on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, the failure to obtain appropriate additional waivers, amendments or agreements to forbear from the Company’s lenders would likely result in an Event of Default under the 2005 Credit Agreement and the inability to borrow under the 2005 Credit Agreement.

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

       As of April 1, 2006, there were $37.4 million of loans outstanding under the 2005 Credit Agreement, including the remaining $18.0 million Term Loan component, and approximately $4.6 million of letters of credit. Pursuant to Amendment No. 4, unused availability under the 2005 Credit Agreement fluctuates daily. On April 1, 2006, unused availability was $2.8 million, net of the $8.5 million Availability Reserve, which includes the $1.0 million increase in the Availability Reserve required by Amendment No. 4.

       In addition, the Company has substantial tangible assets, including significant investments in special-purpose machinery and equipment useful only in the production of certain types of yarns or fabrics. A reduction in demand for the Company's products, changes in the Company's product mix or changes in the various internally-produced components used in the production of the Company's novelty yarns or fabrics could result in the idling of some or all of this equipment, requiring the Company to test for impairment of these assets. Depending upon the outcome of these tests, the Company could be required to write-down all or a portion of these assets, resulting in a corresponding reduction in Quaker's earnings and net worth. During 2005, this testing process resulted in the need for Quaker to write-off approximately $10.2 million of buildings, machinery and equipment determined to be impaired.

Note 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements for the year ended December 31, 2005 and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Quaker Fabric Corporation and Subsidiaries (the “Company”). Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For diluted loss per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to losses for the three months ended April 1, 2006 and April 2, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the three months ended April 1, 2006 and

April 2, 2005 would have been 9 and 59, respectively. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

	Three Months Ended
	April 1, 2006	April 2, 2005
	(In thousands)

Weighted average common shares outstanding	16,843	16,826
Dilutive potential common shares	—	—
Weighted average common shares outstanding and dilutive potential common shares	16,843	16,826
Antidilutive options	2,681	2,678

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

During the first quarter of 2006, the Company sold certain fully depreciated equipment for a gain of $110. This gain is included in “Other Expenses” in the Consolidated Statement of Operations.

Note 3 - RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

The Company initiated a restructuring plan during 2005 and has previously reported restructuring charges and asset impairment charges. Implementation of this plan, continues during 2006 with further consolidation of domestic manufacturing operations and reductions in workforce as necessary. During the first quarter of 2006, the Company recorded $296 of employee termination costs consisting of severance costs for 14 affected employees.

In addition, as part of the consolidation of manufacturing and warehousing facilities, the Company incurred $162 of plant relocation and moving costs during the quarter ended April 1, 2006. These costs are included in cost of goods sold.

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

Inventories consisted of the following:

	April 1, 2006	December 31, 2005
Raw materials	$23,091	$22,504
Work-in-process	6,365	6,120
Finished goods	11,474	12,169
Inventory at FIFO	40,930	40,793
LIFO adjustment	(3,394)	(2,966)
Inventory at LIFO	$37,536	$37,827

Note 5 - SEGMENT REPORTING

The Company operates as a single business segment consisting of sales of two products, upholstery fabric and specialty yarns. Management evaluates the Company’s financial performance in the aggregate and allocates the Company’s resources without distinguishing between yarn and fabric products.

Net sales to unaffiliated customers by major geographical area were as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005

United States	$39,658	$52,001
Canada	2,272	2,703
Mexico	1,600	1,614
Middle East	552	456
South America	991	945
Europe	739	772
All Other	468	724
	$46,280	$59,215

Net sales by product category are as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005

Fabric	$44,737	$53,491
Yarn	1,543	5,724
	$46,280	$59,215

Note 6 - DEBT

      Debt consists of the following:

	April 1, 2006	December 31, 2005

Senior Secured Revolving Credit Facility	$19,414	$18,880
Term Loan payable in quarterly principal installments through May 1, 2006 and monthly installments thereafter, plus interest, over a 5 year period beginning November 1, 2005	17,990	19,000
Total Debt	$37,404	$37,880
Less: Current Portion of Term Loan	17,990	19,000
Current Portion of Senior Secured Revolving Credit Facility	19,414	18,880
Total Long-Term Debt	$—	$—

On May 18, 2005, Quaker Fabric Corporation of Fall River (QFR), a wholly-owned subsidiary of the Company, entered into a five-year, $70,000 senior secured revolving credit and term loan agreement with Bank of America, N.A. and two other lenders (the 2005 Credit Agreement). The 2005 Credit Agreement provides for a $20,000 term loan (the Term Loan) and a $50,000 revolving credit and letter of credit facility (the Revolving Credit Facility), reduced by Amendment Nos. 3 and 4 (as hereinafter defined) to $30,000. QFR's obligations under the 2005 Credit Agreement are guaranteed by the Company and two QFR subsidiaries (the Guaranty). Pursuant to a Security Agreement (also dated as of May 18, 2005) executed by QFR, the Company, and two subsidiaries of QFR, all of QFR's obligations under the 2005 Credit Agreement are secured by first priority liens upon all of QFR's and the Company's assets and on the assets of the two QFR subsidiaries acting as guarantors (the Security Agreement).

Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker's accounts receivable and inventory, minus an Availability Reserve (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at the prime rate plus Applicable Margin and until October 21, 2005 the Applicable Margin was 0.75% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 0.25% to 1.0% for prime rate advances. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 2.25% until October 21, 2005, with quarterly adjustments ranging from 1.75% to 2.5% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. As of April 1, 2006, the weighted average interest rates of the advances outstanding was 7.98%.

The Revolving Credit Facility has a term of five years which expires on May 18, 2010. Effective March 22, 2006, the 2005 Credit Agreement requires that all funds in the Company's cash operating account be applied daily to the payment of outstanding advances under the Revolving Credit Facility.

The Term Loan bears interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 1.50% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement with the Applicable Margin for prime rate advances ranging from 1.00% to 1.75%. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 3.0% until October 21, 2005, with quarterly adjustments ranging from 2.5% to 3.25% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. As of April 1, 2006, the weighted average interest rate of the Term Loan was 8.69%.

Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis until May 1, 2006 and monthly thereafter. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. As of April 1, 2006, remaining principal payments under the Term Loan are as follows:

Fiscal Year
2006	$3,333
2007	4,000
2008	4,290
2009	4,500
2010	1,867
$17,990

The 2005 Credit Agreement includes customary financial covenants, reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. QFR is prohibited under the 2005 Credit Agreement from paying dividends or otherwise transferring funds to the Company. Restricted net assets as of April 1, 2006 equal 100% of the net assets of the Company.

QFR's initial borrowing under the 2005 Credit Agreement was $46,500, of which $42,300 was used to repay, in full, all of QFR's outstanding obligations under Senior Notes due October 2005 and 2007 that QFR issued to an insurance company during 1997 and Series A Notes due February 2009 that QFR issued to the same insurance company during 2002, with such repayment including a yield maintenance premium of $1,990. The balance of the initial borrowing was used to cover approximately $1,000 of closing costs and to repay, in full, all of QFR's outstanding obligations to Fleet National Bank (Fleet) under the Second Amended and Restated Credit Agreement dated February 14, 2002 by and between Fleet and QFR (the 2002 Credit Agreement). The Company recorded a charge in the second quarter of 2005 of $2,232 for Early Extinguishment of Debt which includes the $1,990 yield maintenance premium plus the write off of existing debt issuance costs.

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

On October 25, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 2, effective as of October 21, 2005, to the 2005 Credit Agreement (Amendment No. 2) to: (i) reduce the Availability Reserve, (ii) reduce the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005 in the financial covenants, (iii) eliminate the minimum consolidated EBITDA requirement in its entirety for all periods after the fourth quarter of fiscal 2005, (iv) add a new Two Quarter Fixed Charge Coverage Ratio requirement to the financial covenants applicable to the five fiscal quarters beginning with the first quarter of fiscal 2006 and ending with the first quarter of fiscal 2007, (v) reduce the Minimum Fixed Charge Coverage Ratio in the financial covenants for the first fiscal quarter of 2006, (vi) increase the Applicable Margin by 0.25% with respect to the Term Loan and all Revolving Credit Facility advances until March 1, 2006, when all subsequent changes in Applicable Margins will be determined solely based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. The Company paid an amendment fee of $175, which was capitalized and will be amortized over the remaining term of the 2005 Credit Agreement.

On February 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 3, effective as of December 30, 2005, to the 2005 Credit Agreement (Amendment No. 3) to (i) make certain amendments to the definitions of Consolidated EBITDA and Consolidated Interest Expense, (ii) add a new provision with respect to the Company's retention of a Financial Consultant (as defined in Amendment No. 3), (iii) eliminate the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005, (iv) add a new two consecutive month minimum consolidated EBITDA covenant through May 2006, (v) eliminate the Minimum Fixed Charge Coverage Ratio for the first two fiscal quarters of 2006 and reduce the Minimum Fixed Charge Coverage Ratio for the third quarter of 2006, and (vi) eliminate the Two Quarter Fixed Charge Coverage Ratio requirement for the first quarter of 2006. In addition, the Company also agreed to pay a fee of $175 in exchange for a $17,500 reduction in the Revolving Credit Facility to $32,500, effective February 2, 2006. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $401 of debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in “Other Expenses.”

On March 22, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Waiver and Amendment No. 4, effective as of March 22, 2006, to the 2005 Credit Agreement (Amendment No. 4) to (i) waive certain Specified Defaults arising out of the Company's failure to comply with the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal February and the Company's anticipated failure to deliver audited financial statements without qualification or expression of concern as to the uncertainty of the Parent to continue as a going concern within ninety (90) days of the end of Fiscal 2005, (ii) add a new provision with respect to the Company's retention of an Additional Financial Consultant (as defined in Amendment No. 4) to perform certain specific services set forth in Amendment No. 4, (iii) increase the Availability Reserve from $7.5 million to $8.5 million during the period commencing on March 22, 2006 and ending on May 1, 2006 (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) eliminate the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal March, (v) change the amortization schedule on the Term Loan from quarterly to monthly, effective June 1, 2006, (vi) require that the net proceeds of any asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, rather than pro rata, (vii) by no later than May 12, 2006, provide the lenders with weekly 13-week cash flow forecasts and a revised 2006 business plan, (viii) require that all cash received by the Company be applied daily to the reduction of the Company's obligations under the Revolving Credit Facility, requiring the Company to re-borrow funds more frequently to meet its liquidity requirements, (ix) end the Company's ability to request, convert or continue any LIBOR Rate Loans, and (x) require the Company to reimburse not only the Administrative Agent but also the other lenders for all out-of-pocket expenses incurred in connection with the preparation of Amendment No. 4 and the on-going administration of the Loan Documents. In addition, the Company also agreed to pay an amendment fee of $125 in exchange for the amendment and a $2.5 million reduction in the Total Commitment (as defined in the 2005 Credit Agreement), bringing the Total Commitment down to $30.0 million, effective March 22, 2006. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $55 of debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in “Other Expenses.”

The Company has provided its lenders with the revised 2006 business plan and weekly 13-week cash flow forecasts required by Amendment No. 4 and is in discussions with its lenders regarding a proposed additional waiver and amendment to the 2005 Credit Agreement to (i) waive an anticipated breach of the financial covenants in the 2005 Credit Agreement as of the end of fiscal April 2006 and (ii) amend the financial covenants in the 2005 Credit Agreement to reflect the revised business plan and cash flow forecasts provided to the lenders pursuant to Amendment No. 4. Any such amendment is expected to include terms unfavorable to the Company including, but not limited to, a significant amendment fee and an increase in the interest rate payable by the Company with respect to amounts borrowed under the Agreement. There can be no assurance that the Company will reach agreement with its lenders on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, the failure to obtain appropriate additional waivers, amendments or agreements to forbear from the Company’s lenders would likely result in an Event of Default under the 2005 Credit Agreement and the inability to borrow under the 2005 Credit Agreement.

As of April 1, 2006, there were $37,400 of loans outstanding under the 2005 Credit Agreement, including the $17,990 term loan component, approximately $4,600 of letters of credit and unused availability of approximately $2,800, net of the Availability Reserve, which includes the $1,000 increase in the Availability Reserve required by Amendment No. 4. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

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

Note 7 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Accounting for Stock-Based Compensation. Prior to January 1, 2006 the Company accounted for its stock option plans under APB 25 as well as provided disclosure of stock based compensation as outlined in SFAS 123 as amended by SFAS 148. SFAS 123 required disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. No unvested stock options were outstanding as of December 31, 2005, therefore, the Company did not recognize any stock-based compensation expense in the three months ended April 1, 2006.

Had compensation cost for awards granted under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company’s net loss and loss per common share would have been as follows:

April 2, 2005

Net income (loss), as reported	$(3,090)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	30
Less: Stock-based employee compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(229)
Pro forma net loss:	$(3,289)

Loss per common share - basic
As reported	$(0.18)
Pro forma	$(0.20)

Loss per common share - diluted
As reported	$(0.18)
Pro forma	$(0.20)

Note 8 - COMMITMENTS AND CONTINGENCIES

(a) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company’s financial position, results of operations or liquidity.

(b) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection to install air pollution control equipment at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900, to be spent ratably over a three-year period, which began in 2003 and which was extended for an additional year in 2005. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

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

Note 10 - DEFERRED COMPENSATION PLAN

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

Note 11 - RECENT ACCOUNTING PRONOUNCEMENTS

       In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for the Company on December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company's Consolidated Financial Statements.

       In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. Statement 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R became effective for years beginning after June 15, 2005 and is effective for the Company beginning in the first quarter of 2006. The Company uses the modified prospective method and therefore will not restate prior-period results. No unvested options were outstanding as of December 31, 2005, and no unrecognized compensation expense will be recognized on currently outstanding options in the future.

       In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s Consolidated Financial Statements.

Note 12 - ASSETS HELD FOR SALE

      The Company has idled certain manufacturing equipment and decided to offer two owned manufacturing facilities for sale. The land, buildings and improvements have been written down to management's estimate of fair market value and have been placed with a real estate broker. The Company entered into agreements during the first quarter of 2006 to sell its Quequechan Street facility in Fall River and its County Street facility in Somerset, Massachusetts for $1,400 and $1,700, respectively. In addition, the Company has 60 acres of unimproved land purchased in 1998, which has been placed with a real estate broker for sale. This land is stated at the lower of cost or estimated fair market value based upon a recent independent appraisal. Assets held for sale consist of the following:

April 1, 2006
60 Acres of Unimproved Land in Fall River, Massachusetts	$4,008
Land, Buildings and Improvements	2,398
Equipment	77
$6,483

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. “Fiscal 2005” was a 52 week period ended December 31, 2005 and “Fiscal 2006” will be a 52 week period ending December 30, 2006. The first three months of Fiscal 2005 and Fiscal 2006 ended April 2, 2005 and April 1, 2006, respectively.

Critical Accounting Policies

The Company has concluded that there were no material changes during the first three months of 2006 that would warrant further disclosure beyond those matters previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

       In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for the Company on December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company's Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. Statement 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R became effective for years beginning after June 15, 2005 and is effective for the Company beginning in the first quarter of 2006. The Company uses the modified prospective method and therefore will not restate prior-period results. No unvested options were outstanding as of December 31, 2005, and no unrecognized compensation expense will be recognized on currently outstanding options in the future.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of so abnormal. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s Consolidated Financial Statements.

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

       Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings and fully upholstered furniture into the U.S. market, with industry data indicating that sales of imported fabrics in both roll and kit, i.e., cut and sewn, form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Management believes that this trend continued throughout 2005 and into 2006.

      The Company's fabric products compete with other furniture coverings, including leather, suede, microdenier faux suede, prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and kit (i.e., cut and sewn) form from low labor cost countries, particularly China, have enjoyed growing popularity over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures. In some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

Competitive factors in the industry include product design, product pricing, customer service and quality. Competition from lower cost imported products has increased, particularly from those products coming into the United States from China. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company’s financial condition and operating performance. Incoming orders during the first three months of 2006 were down approximately 44.4% compared to the first three months of 2005. The total backlog of fabric and yarn products at the end of the first three months of 2006 was $13.1 million, down $14.8 million compared to that of a year ago, with the dollar value of the yarn backlog down $6.4 million or 83.5% and the dollar value of the fabric backlog down $8.4 million or 41.4%.

Results of Operations - Quarterly Comparison

Net Sales. Net sales for the first quarter of 2006 decreased $12.9 million, or 21.8%, to $46.3 million from $59.2 million in the first quarter of 2005. Net fabric sales within the United States decreased 17.6%, to $38.1 million in the first quarter of 2006 from $46.3 million in the first quarter of 2005, as a result of continued competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and “kit” form, primarily from low labor cost countries in Asia. Net foreign sales of fabric decreased 8.2%, to $6.6 million in the first quarter of 2006 from $7.2 million in the first quarter of 2005. This decrease in foreign sales was due primarily to lower sales in Canada. Canadian furniture manufacturers sell furniture into both the United States and Canadian markets where strong competition from imported faux suede fabrics and leather continued during the first quarter of 2006 and contributed to a more difficult competitive environment. Net yarn sales decreased to $1.5 million in the first quarter of 2006 from $5.7 million in the first quarter of 2005, with the decrease in the first quarter of 2006 principally due to lower craft yarn sales to a single customer. Sales to this customer accounted for 0.0% of first quarter 2006 and 78.3% of first quarter 2005 yarn sales.

The gross volume of fabric sold decreased 21.8%, to 7.3 million yards in the first quarter of 2006 from 9.4 million yards in the first quarter of 2005. The weighted average gross sales price per yard increased 5.6%, to $6.06 in the first quarter of 2006 from $5.74 in the first quarter of 2005, as a result of both a general price increase effective April 2005 and product mix changes. The Company sold 13.3% fewer yards of middle to better-end fabrics and 33.9% fewer yards of promotional-end fabrics in the first quarter of 2006 than in the first quarter of 2005. The average gross sales price per yard of middle to better-end fabrics increased by 2.7%, to $7.13 in the first quarter of 2006 from $6.94 in the first quarter of 2005. The average gross sales price per yard of promotional-end fabrics increased by 0.7%, to $4.05 in first quarter of 2006 from $4.02 in the first quarter of 2005.

Gross Margin. The gross margin percentage for the first quarter of 2006 decreased to 11.8%, from 13.0% for the first quarter of 2005. Higher energy costs contributed approximately 90 basis points to the gross margin decline. The remainder of the gross margin decline was due to inefficiencies in the Company’s manufacturing operations as production rates declined.

As part of the consolidation of manufacturing and warehousing facilities, the Company incurred $162 thousand of plant relocation and moving costs during the first quarter of 2006. These costs are included in cost of goods sold.

Restructuring Charges. During the three month period ended April 1, 2006, the Company reported a restructuring charge of $0.3 million for employee termination costs consisting of severance costs payable to 14 affected employees.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10.3 million in the first quarter of 2006 as compared to $12.1 million in the first quarter of 2005, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions. The first quarter of 2005 benefited by a reduction in deferred compensation liability of $575 as discussed in Note 10 to the Consolidated Financial Statements. Excluding the effect of this adjustment, selling, general and administrative expenses declined $2.4 million, from $12.7 million to $10.3 million. The reduction in selling, general and administrative expenses was primarily due to a $1.0 million decrease in payroll, a $0.3 million decrease in commissions caused by lower sales, a $0.4 million decrease in fabric sampling expenses, and a $0.7 million reduction in “all other expenses” as part of the Company’s cost reduction program. In addition, professional fees, principally related to the Company’s audit and Sarbanes Oxley Act compliance efforts, declined by $0.3 million in 2006 as compared to 2005. However, this reduction was offset by $0.3 million of expenses related to a financial consultant retained by the Company in accordance with Amendments No. 3 and No. 4 to the 2005 Credit Agreement. Selling, general and administrative expenses as a percentage of net sales were 22.3% and 20.5% in the first quarters of 2006 and 2005, respectively.

Interest Expense. Interest expense was approximately $0.8 million in the first quarter of 2006 and first quarter of 2005 respectively.

Effective Tax Rate. The Company’s effective tax rate was a benefit of 35.0% in the first quarter of 2006 compared to a benefit of 41.75% in the first quarter of 2005. The effective tax rate in the first quarter of 2006 was lower due to lower levels of estimated federal and state tax credits for 2006.

Liquidity and Capital Resources

       The Company historically has financed its operations and capital requirements through a combination of internally generated funds, debt and equity offerings and borrowings under the 2002 Credit Agreement (as hereinafter defined) and the 2005 Credit Agreement (as hereinafter defined). The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, add new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance, (ii) increases in the Company's working capital needs, (iii) investments in the Company's information technology systems, and (iv) expenditures necessary to maintain the Company’s facilities and equipment. The Company's current capital requirements are related to the execution of Quaker's restructuring plan and maintenance of facilities and equipment. The Company has experienced recurring losses from operations, has failed to achieve certain debt covenants in its senior secured revolving credit and term loan agreement and must achieve significant improvements in its operating performance in order to meet certain future debt covenants. As a result, the report issued by the Company's independent registered public accounting firm on the Company's Fiscal 2005 financial statements includes an explanatory paragraph raising substantial doubt about the ability of the Company to continue as a going concern.

A key 2006 objective is to stabilize revenues from Quaker's core domestic residential business while simultaneously working to generate incremental sales from the new product and new market initiatives the Company has been pursuing. These initiatives include the launch of an initial collection of fabrics designed and developed by Quaker but manufactured outside the U.S. through the new strategic relationship put in place in January 2006 as well as the roll-out of an offshore sourcing program intended to allow Quaker to supplement the woven fabrics in its product line with other upholstery products, such as velvets and faux suedes, that the Company does not have the equipment to make itself. These complementary offshore sourcing programs are intended to allow the Company to recapture at least a portion of the domestic residential business it has lost to imported products over the past several years.

Simultaneously, Quaker intends to generate revenues based on its U.S. production by continuing to aggressively develop other products that for both strategic and economic reasons are best produced in our Fall River-based manufacturing facilities. These include Quaker's new outdoor fabric and contract furniture programs, which are intended to build revenues by leveraging the Company's technological expertise to expand the markets it serves, as well as fabrics for those domestic and international residential customers in need of a strong U.S.-based fabric mill to meet their requirements for high quality, innovative products with relatively short delivery lead times. The Company also intends to expand its presence in the novelty yarn market. On the cost reduction front, Quaker will be continuing to consolidate its Fall River manufacturing operations into fewer facilities, actively marketing its excess real estate and other excess assets, improving its quality performance and productivity levels and being increasingly innovative and flexible while at the same time keeping operating costs as low as possible and continuing to generate positive operating cash flows through careful inventory control.

To complete the restructuring of the Company’s business, Quaker will need to make significant investments in the development of new commercial relationships and in the development, production, marketing and sale of new products. This investment is critical in order to maintain and grow our business. However, we cannot guarantee that the capital needed to achieve this will be available or that we will be successful in our strategic initiatives. If we are not successful, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product development and further reductions in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow supplemented at times by borrowings under the Company’s revolving credit facilities. The Company's net cash provided by (used in) operating activities was $1.3 million, and $(2.3) million in the first quarters of 2006 and 2005, respectively. Cash provided by operating activities increased during 2006 due principally to a net increase in operating assets and liabilities of $6.0 million, offset by a $1.0 million reduction in net income, a $1.1 million reduction in deferred income taxes and a $0.2 million reduction in depreciation and amortization.

Capital expenditures for the first quarters of 2006 and 2005 were $0.2 million and $0.8 million, respectively. Capital expenditures were funded by operating cash flow and borrowings under the Company's 2005 Credit Agreement during 2006 and by available cash during 2005. Management anticipates that capital expenditures for new projects will not exceed $3.6 million in 2006, consisting principally of facilities-related expenditures. Capital expenditures are restricted under the 2005 Credit Agreement and may not exceed $10.0 million in Fiscal 2006.

As of April 1, 2006, the Company had $37.4 million outstanding under the 2005 Credit Agreement, $4.6 million of letters of credit and unused availability of approximately $2.8 million, net of the Availability Reserve. As of April 2, 2005, the Company had no loans outstanding under the 2002 Credit Agreement, and unused availability of $34.8 million, net of outstanding letters of credit of $5.2 million, and $40.0 million of outstanding obligations under Senior Notes due October 2005 and 2007 that QFR issued to an insurance company during 1997 and Series A Notes due February 2009 that QFR issued to that same insurance company during 2002. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

Debt consists of the following:

	April 1, 2006	December 31, 2005

Senior Secured Revolving Credit Facility	$19,414	$18,880
Term Loan payable in quarterly principal installments through May 1, 2006 and monthly installments thereafter, plus interest, over a 5 year period beginning November 1, 2005	17,990	19,000
Total Debt	$37,404	$37,880
Less: Current Portion of Term Loan	17,990	19,000
Current Portion of Senior Secured Revolving Credit Facility	19,414	18,880
Total Long-Term Debt	$-	$-

On May 18, 2005, Quaker Fabric Corporation of Fall River (QFR), a wholly-owned subsidiary of the Company, entered into a five-year, $70.0 million senior secured revolving credit and term loan agreement with Bank of America, N.A. and two other lenders (the 2005 Credit Agreement). The 2005 Credit Agreement provides for a $20.0 million term loan (the Term Loan) and a $50.0 million revolving credit and letter of credit facility (the Revolving Credit Facility), reduced by Amendment Nos. 3 and 4 (as hereinafter defined) to $30.0 million. QFR's obligations under the 2005 Credit Agreement are guaranteed by the Company and two QFR subsidiaries (the Guaranty). Pursuant to a Security Agreement (also dated as of May 18, 2005) executed by QFR, the Company, and two subsidiaries of QFR, all of QFR's obligations under the 2005 Credit Agreement are secured by first priority liens upon all of QFR's and the Company's assets and on the assets of the two QFR subsidiaries acting as guarantors (the Security Agreement).

Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker's accounts receivable and inventory, minus an Availability Reserve (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 0.75% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 0.25% to 1.0% for prime rate advances. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible at an Applicable Margin of 2.25% until October 21, 2005, with quarterly adjustments ranging from 1.75% to 2.5% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. As of April 1, 2006, the weighted average interest rates of the advances outstanding was 7.98%.

The Revolving Credit Facility has a term of five years which expires on May 18, 2010. Effective March 22, 2006, the 2005 Credit Agreement requires that all funds in the Company's cash operating account be applied daily to the payment of outstanding advances under the Revolving Credit Facility.

The Term Loan bears interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 1.50% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement with the Applicable Margin ranging from 1.00% to 1.75%. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 3.0% until October 21, 2005, with quarterly adjustments ranging from 2.5% to 3.25% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. As of April 1, 2006, the weighted average interest rate of the Term Loan was 8.69%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis until May 1, 2006 and monthly thereafter. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. As of April 1, 2006, remaining principal payments under the Term Loan are as follows:

Fiscal Year	(In thousands)
2006	$3,333
2007	4,000
2008	4,290
2009	4,500
2010	1,867
$17,990

The 2005 Credit Agreement includes customary financial covenants, reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. QFR is prohibited under the 2005 Credit Agreement from paying dividends or otherwise transferring funds to the Company. Restricted net assets as of April 1, 2006 equal 100% of the net assets of the Company.

QFR's initial borrowing under the 2005 Credit Agreement was $46.5 million, of which $42.3 million, was used to repay, in full, all of QFR's outstanding obligations under Senior Notes due October 2005 and 2007 that QFR issued to an insurance company during 1997 and Series A Notes due February 2009 that QFR issued to the same insurance company during 2002, with such repayment including a yield maintenance premium of $2.0 million. The balance of the initial borrowing was used to cover approximately $1.0 million of closing costs and to repay, in full, all of QFR's outstanding obligations to Fleet National Bank (Fleet) under the Second Amended and Restated Credit Agreement dated February 14, 2002 by and between Fleet and QFR (the 2002 Credit Agreement). The Company recorded a charge in the second quarter of 2005 of $2.2 million for Early Extinguishment of Debt which includes the $2.0 million yield maintenance premium plus the write off of existing debt issuance costs.

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

On October 25, 2005, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 2, effective as of October 21, 2005, to the 2005 Credit Agreement (Amendment No. 2) to: (i) reduce the Availability Reserve, (ii) reduce the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005 in the financial covenants, (iii) eliminate the minimum consolidated EBITDA requirement in its entirety for all periods after the fourth quarter of fiscal 2005, (iv) add a new Two Quarter Fixed Charge Coverage Ratio requirement to the financial covenants applicable to the five fiscal quarters beginning with the first quarter of fiscal 2006 and ending with the first quarter of fiscal 2007, (v) reduce the Minimum Fixed Charge Coverage Ratio in the financial covenants for the first fiscal quarter of 2006, (vi) increase the Applicable Margin by 0.25% with respect to the Term Loan and all Revolving Credit Facility advances until March 1, 2006, when all subsequent changes in Applicable Margins will be determined solely based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. The Company paid an amendment fee of $175,000 which was capitalized and will be amortized over the remaining term of the 2005 Credit Agreement.

On February 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 3, effective as of December 30, 2005, to the 2005 Credit Agreement (Amendment No. 3) to (i) make certain amendments to the definitions of Consolidated EBITDA and Consolidated Interest Expense, (ii) add a new provision with respect to the Company's retention of a Financial Consultant (as defined in Amendment No. 3), (iii) eliminate the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005, (iv) add a new two consecutive month minimum consolidated EBITDA covenant through May 2006 (v) eliminate the Minimum Fixed Charge Coverage Ratio for the first two fiscal quarters of 2006 and reduce the Minimum Fixed Charge Coverage Ratio for the third quarter of 2006, and (vi) eliminate the Two Quarter Fixed Charge Coverage Ratio requirement for the first quarter of 2006. In addition, the Company also paid a fee of $175,000 in exchange for a $17.5 million reduction in the Revolving Credit Facility to $32.5 million, effective February 2, 2006. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $401 of debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in “Other Expenses.”

On March 22, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Waiver and Amendment No. 4, effective as of March 22, 2006, to the 2005 Credit Agreement (Amendment No. 4) to (i) waive certain Specified Defaults arising out of the Company's failure to comply with the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal February and the Company's anticipated failure to deliver audited financial statements without qualification or expression of concern as to the uncertainty of the Parent to continue as a going concern within ninety (90) days of the end of Fiscal 2005, (ii) add a new provision with respect to the Company's retention of an Additional Financial Consultant (as defined in Amendment No. 4) to perform certain specific services set forth in Amendment No. 4, (iii) increase the Availability Reserve from $7.5 million to $8.5 million during the period commencing on March 22, 2006 and ending on May 1, 2006 (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) eliminate the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal March, (v) change the amortization schedule on the Term Loan from quarterly to monthly, effective June 1, 2006, (vi) require that the net proceeds of any asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, rather than pro rata, (vii) by no later than May 12, 2006, provide the lenders with weekly 13-week cash flow forecasts and a revised 2006 business plan, (viii) require that all cash received by the Company be applied daily to the reduction of the Company's obligations under the Revolving Credit Facility, requiring the Company to re-borrow funds more frequently to meet its liquidity requirements, (ix) end the Company's ability to request, convert or continue any LIBOR Rate Loans, and (x) require the Company to reimburse not only the Administrative Agent but also the other lenders for all out-of-pocket expenses incurred in connection with the preparation of Amendment No. 4 and the on-going administration of the Loan Documents. In addition, the Company also agreed to pay an amendment fee of $125,000 in exchange for the amendment and a $2.5 million reduction in the Total Commitment (as defined in the 2005 Credit Agreement), bringing the Total Commitment down to $30.0 million, effective March 22, 2006. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $55 of debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in “Other Expenses.”

The Company has provided its lenders with the revised 2006 business plan and weekly 13-week cash flow forecasts required by Amendment No. 4 and is in discussions with its lenders regarding a proposed additional waiver and amendment to the 2005 Credit Agreement to (i) waive an anticipated breach of the financial covenants in the 2005 Credit Agreement as of the end of fiscal April 2006 and (ii) amend the financial covenants in the 2005 Credit Agreement to reflect the revised business plan and cash flow forecasts provided to the lenders pursuant to Amendment No. 4. Any such amendment is expected to include terms unfavorable to the Company including, but not limited to, a significant amendment fee and an increase in the interest rate payable by the Company with respect to amounts borrowed under the Agreement. There can be no assurance that the Company will reach agreement with its lenders on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, the failure to obtain appropriate additional waivers, amendments or agreements to forbear from the Company’s lenders would likely result in an Event of Default under the 2005 Credit Agreement and the inability to borrow under the 2005 Credit Agreement.

 As of April 1, 2006, there were $37.4 million of loans outstanding under the 2005 Credit Agreement, including the $18.0 million term loan component, approximately $4.6 million of letters of credit and unused availability of approximately $2.8 million, net of the Availability Reserve, as defined in the 2005 Credit Agreement. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

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

Foreign currency risk

Approximately 4.3% of the Company’s revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company’s results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company’s results of operations.

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

At April 1, 2006, the Company had the following derivative financial instruments outstanding:

Type of Instrument	Currency	Notional Amount in Local Currency	Weighted Average Contract Rate	Notional Amount in U.S. Dollars	Fair Value Gain (Losses)	Maturity
Forward Contracts	Mexican Peso	19.0 million	10.94	$1.7 million	$8,000	Sep. 2006
Forward Contracts	Brazilian Real	2.4 million	2.32	$1.0 million	$(53,000)	Aug. 2006

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt based on the Prime rate plus an Applicable Margin under the Company's 2005 Credit Agreement. As of April 1 2006, there were $37.4 million of borrowings outstanding under the 2005 Credit Agreement at floating rates, including some London Interbank Offered Rate (LIBOR) loans. Increases in short-term interest rates will increase the Company's interest expense. Prior to March 22, 2006, the effective date of Amendment No. 4 (as previously defined), the Company mitigated this risk in the short term by locking in a portion of its outstanding borrowings at LIBOR rates for up to six months. Based upon the balances outstanding as of April 1, 2006, an increase of 100 basis points in interest rates would increase annual interest expense by approximately $374,000.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act and in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission. In addition, management has evaluated and concluded that during the most recent fiscal quarter covered by this report, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

QUAKER FABRIC CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the matters discussed in Part I, Item 3 - Legal Proceedings in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission as of March 31, 2006.

Item 1A. Risk Factors

The Company has concluded that there were no material changes during the first three months of 2006 that would warrant further disclosure beyond those matters discussed in Notes 1 and 6 to the Financial Statements included in this Form 10-Q filing and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

The Company has provided its lenders with the revised 2006 business plan and weekly 13-week cash flow forecasts required by Amendment No. 4 (as defined in Note 6 to the financial statements included in this Form 10-Q filing) and is in discussions with its lenders regarding a proposed additional waiver and amendment to the 2005 Credit Agreement (as defined in Note 6 to the financial statements included in this Form 10-Q filing) to (i) waive an anticipated breach of the financial covenants in the 2005 Credit Agreement as of the end of fiscal April 2006 and (ii) amend the financial covenants in the 2005 Credit Agreement to reflect the revised business plan and cash flow forecasts provided to the lenders pursuant to Amendment No. 4. Any such amendment is expected to include terms unfavorable to the Company including, but not limited to, a significant amendment fee and an increase in the interest rate payable by the Company with respect to amounts borrowed under the Agreement. There can be no assurance that the Company will reach agreement with its lenders on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, the failure to obtain appropriate additional waivers, amendments or agreements to forbear from the Company’s lenders would likely result in an Event of Default under the 2005 Credit Agreement and the inability to borrow under the 2005 Credit Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

QUAKER FABRIC CORPORATION

Date: May 11, 2006	By:	/s/ Paul J. Kelly
Paul J. Kelly Vice President - Finance and Treasurer (Principal Financial Officer)