Form 10-Q
period 2006-07-01
QUAKER FABRIC CORP /DE/
filed 2006-08-10
CIK 103341

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7023

                            QUAKER FABRIC CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                              04-1933106
       (State of                                 (I.R.S. Employer Identification
     incorporation)                                              No.)

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

Yes |X|           No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       As of August 10, 2006, 16,876,918 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

Table of Contents

                                    QUAKER FABRIC CORPORATON
                                 Quarterly Report on Form 10-Q
                                   Quarter ended July 1, 2006

PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets.............................................................    2

           Consolidated Statements of Operations...................................................    3

           Consolidated Statements of Comprehensive Loss...........................................    3

           Consolidated Statements of Cash Flows...................................................    4

           Notes to Consolidated Financial Statements..............................................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...   18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................   27

Item 4.    Controls and Procedures.................................................................   28



PART II    OTHER INFORMATION



Item 1.    Legal Proceedings.......................................................................   29

Item 1A.   Risk Factors............................................................................   29

Item 2.    Unregistered Sales of Equity Securities and Use of  Proceeds............................   29

Item 3.    Defaults upon Senior Securities.........................................................   29

Item 4.    Submission of Matters to a Vote of Security Holders.....................................   29

Item 5.    Other Information.......................................................................   29

Item 6.    Exhibits................................................................................   29


           Signatures..............................................................................   30

       PART I - FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS


                                       QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands, except share information)

                                                                                           July 1,       December 31,
                                                                                             2006            2005
                                                                                        --------------- ---------------
Current assets:
       Cash and cash equivalents...................................................     $         398   $         725
       Accounts receivable, less reserves of $1,517 and $1,463 at July 1, 2006 and
         December 31, 2005, respectively...........................................            28,451          31,822
       Inventories.................................................................            32,143          37,827
       Prepaid and deferred income taxes...........................................                 -             106
       Production supplies.........................................................             1,799           1,904
       Prepaid insurance...........................................................             1,006           1,212
       Other current assets........................................................             4,039           4,848
                                                                                        --------------- ---------------
           Total current assets....................................................            67,836          78,444
Property, plant and equipment, net.................................................           111,867         131,177
Assets held for sale...............................................................             5,097           6,483
Other assets.......................................................................             3,498           3,758
                                                                                        --------------- ---------------
           Total assets............................................................     $     188,298   $     219,862
                                                                                        =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of debt.....................................................     $      34,834   $      37,880
       Current portion of capital lease obligations................................               148             143
       Accounts payable............................................................            11,701          13,423
       Accrued expenses............................................................             6,483           8,337
                                                                                        --------------- ---------------
           Total current liabilities...............................................            53,166          59,783
Capital lease obligations, less current portion....................................               554             629
Deferred income taxes..............................................................             7,913          16,501
Other long-term liabilities........................................................             1,648           1,785
Commitments and contingencies (Note 8) Redeemable preferred stock:
   Series A convertible, $0.01 par value per share, liquidation preference
     $1,000 per share, 50,000 shares authorized, none issued.......................                 -               -
Stockholders' equity:
   Common stock, $0.01 par value per share, 40,000,000 shares authorized;
      16,876,918 and 16,826,218 shares issued and outstanding as of July 1, 2006
      and December 31, 2005, respectively..........................................               169             168
   Additional paid-in capital......................................................            89,168          89,076
   Retained earnings...............................................................            37,151          53,416
   Other accumulated comprehensive loss............................................           (1,471)         (1,496)
                                                                                        --------------- ---------------
   Total stockholders' equity......................................................           125,017         141,164
                                                                                        --------------- ---------------
   Total liabilities and stockholders' equity......................................     $     188,298   $     219,862
                                                                                        =============== ===============


                     The accompanying notes are an integral part of these consolidated financial statements

                                QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                             (Amounts in thousands, except per share amounts)

                                                                 Three Months Ended         Six Months Ended
                                                                 ------------------         ----------------
                                                                 July 1,     July 2,      July 1,      July 2,
                                                                  2006         2005         2006         2005
                                                               ------------ -----------  -----------  -----------

Net sales ..................................................   $   42,880   $  68,885    $  89,160    $ 128,100
Cost of products sold.......................................       37,655      58,751       78,494      110,285
                                                               ------------ -----------  -----------  -----------
Gross profit................................................        5,225      10,134       10,666       17,815
Selling, general and administrative expenses................        8,847      12,566       19,179       24,715
Goodwill impairment.........................................            -       5,432            -        5,432
Restructuring and asset impairment charges..................       13,744       3,662       14,040        3,662
                                                               ------------ -----------  -----------  -----------
Operating loss..............................................     (17,366)     (11,526)    (22,553)      (15,994)
Other expenses:
   Interest expense.........................................          913         695        1,682        1,443
   Early extinguishment of debt.............................            -       2,232            -        2,232
   Other, net...............................................           97          44          503          132
                                                               ------------ -----------  -----------  -----------
Loss before provision for income taxes......................     (18,376)     (14,497)    (24,738)      (19,801)
Benefit from income taxes...................................      (6,246)     (4,155)      (8,473)      (6,369)
                                                               ------------ -----------  -----------  -----------
Net loss ...................................................   $ (12,130)   $ (10,342)   $(16,265)    $ (13,432)
                                                               ============ ===========  ===========  ===========
Loss per common share - basic ..............................   $   (0.72)   $  (0.61)    $  (0.96)    $  (0.80)
                                                               ============ ===========  ===========  ===========
Loss per common share - diluted ............................   $   (0.72)   $  (0.61)    $  (0.96)    $  (0.80)
                                                               ============ ===========  ===========  ===========
Weighted average shares outstanding - basic.................       16,877      16,826       16,860       16,826
                                                               ============ ===========  ===========  ===========
Weighted average shares outstanding - diluted...............       16,877      16,826       16,860       16,826
                                                               ============ ===========  ===========  ===========

                The accompanying notes are an integral part of these consolidated financial statements

                                    QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
                                              (Amounts in thousands)

                                                                    Three Months Ended         Six Months Ended
                                                                    ------------------         ----------------
                                                                   July 1,      July 2,      July 1,      July 2,
                                                                    2006         2005         2006          2005
                                                                 ------------ ------------ ------------  -----------

Net loss......................................................   $ (12,130)   $ (10,342)   $ (16,265)    $(13,432)
                                                                 ------------ ------------ ------------  -----------
Other comprehensive income (loss)
   Foreign currency translation adjustments, net of tax
     provision (benefit) of ($35) and $142; $9 and $132 for
     the quarters and year to date July 1, 2006 and July 2,
     2005, respectively ......................................         (67)          403           16          409
   Unrealized loss on hedging instruments.....................            -            -            -         (19)
                                                                 ------------ ------------ ------------  -----------
       Other comprehensive income (loss)......................         (67)          403           16          390
                                                                 ------------ ------------ ------------  -----------
Comprehensive loss............................................   $ (12,197)   $  (9,939)   $ (16,249)    $(13,042)
                                                                 ============ ============ ============  ===========

                 The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                                               Six Months Ended
                                                                                               ----------------
                                                                                            July 1,       July 2,
                                                                                              2006         2005
                                                                                           -----------  ------------
 Cash flows from operating activities:
    Net loss............................................................................   $ (16,265)   $ (13,432)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization...................................................       8,009         8,740
        Amortization of unearned compensation...........................................           -           103
        Provision for bad debts.........................................................         194           166
        Deferred income taxes...........................................................     (8,588)       (5,461)
        Goodwill write-off..............................................................           -         5,432
        Asset impairments...............................................................      12,504         3,418
        (Gain) on sale of assets........................................................       (110)             -
        Early extinguishment of debt....................................................           -         2,232
        Write-off of deferred financing costs...........................................         456             -
        Prepayment penalty on extinguishment of long-term debt..........................           -       (1,990)
 Changes in operating assets and liabilities:
    Accounts receivable.................................................................       3,162         (731)
    Inventories.........................................................................       5,684       (2,609)
    Prepaid expenses and other assets...................................................       1,144            51
    Accounts payable, accrued expenses and other current liabilities....................     (3,237)       (5,837)
    Other long-term liabilities.........................................................       (137)         (454)
                                                                                           -----------  ------------
        Net cash provided by (used in) operating activities.............................       2,816      (10,372)
                                                                                           -----------  ------------
 Cash flows from investing activities:
    Purchase of property, plant and equipment...........................................       (485)       (3,424)
    Proceeds from asset dispositions....................................................       1,498             -
                                                                                             ---------   -----------
        Net cash used in investing activities...........................................       1,013       (3,424)
                                                                                             ---------   -----------
 Cash flows from financing activities:
    Borrowings from revolving credit facility...........................................      43,709        38,600
    Repayments of revolving credit facility.............................................     (43,870)      (6,700)
    Repayment of term loan..............................................................     (2,885)      (40,000)
    Proceeds from issuance of term loan.................................................           -        20,000
    Repayment of capital leases.........................................................        (70)             -
    Change in overdraft.................................................................       (339)            18
    Capitalization of deferred financing costs..........................................       (834)       (1,863)
    Proceeds from exercise of common stock options, including tax benefits..............          93             -
                                                                                           -----------  ------------
        Net cash provided by (used in) financing activities.............................     (4,196)        10,055
                                                                                           -----------  ------------
 Effect of exchange rates on cash.......................................................          40           684
                                                                                           -----------  ------------
 Net increase (decrease) in cash........................................................       (327)       (3,057)
 Cash and cash equivalents, beginning of period.........................................         725         4,134
                                                                                           -----------  ------------
 Cash and cash equivalents, end of period...............................................   $     398    $    1,077
                                                                                           ===========  ============

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

     On a comparative basis, the Company's sales have declined quarter-to-quarter in each of the eight consecutive fiscal quarters ending July 1, 2006. Primarily as a result of this decline in the Company's sales, Quaker also reported operating losses in each of those fiscal quarters.

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

     On June 5, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 5, effective as of May 6, 2006, to the 2005 Credit Agreement ("Amendment No. 5") to (i) waive compliance with certain financial covenants through the end of fiscal 2006, (ii) reset the performance levels in the two (2) consecutive month minimum consolidated EBITDA covenant through February of 2007, (iii) require the Company to continue to engage the services of the Additional Financial Consultant (as defined in Amendment No. 4) to perform the services set forth in Amendment No. 4, (iv) adjust the Availability Reserve requirements to levels consistent with the Company's forecasted cash flows (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (v) add a new "Minimum Net Cash Flow" covenant, (vi) provide that a portion of the net proceeds from the sale of certain identified real estate and all of the net proceeds of any other asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, (vii) reinstate the Company's ability to request, convert and continue LIBOR rate loans, and (viii) increase the interest rates payable by the Company on all outstanding balances by 200 basis points. In addition, the Company also agreed to an amendment fee of $470, payable in monthly installments of $25 each, beginning on June 1, 2006, with the balance of $294 due in mid-December 2006.

     Management has put a restructuring plan in place that is intended to restore the Company to profitability. The key elements of this restructuring plan include: (i) stabilizing revenues from Quaker's U.S.-based residential fabric business by concentrating the Company's marketing efforts on those markets least sensitive to imported products; (ii) reducing operating costs enough to compensate for the drop the Company has experienced in its revenues over the past few years; (iii) consolidating its manufacturing facilities and selling excess assets, including idled buildings and equipment; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills to recapture the share of the domestic residential market lost to foreign imports over the past few years; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets and expanding the Company's specialty yarns business. Successfully executing this restructuring plan will require considerable operational, management, financial, sales and marketing, supply chain, information systems and design expertise involving the need to continually recruit, train and retain qualified personnel. There can be no assurance that the Company will have the resources, including the human resources, needed to manage execution of its restructuring plan effectively, or maintain its current sales levels.

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

     As of July 1, 2006, there were $34.8 million of loans outstanding under the 2005 Credit Agreement, including the remaining $16.1 million Term Loan component, and approximately $4.5 million of letters of credit. Unused availability under the 2005 Credit Agreement fluctuates daily and on July 1, 2006, unused availability was $4.1 million, net of the $4.25 million Availability Reserve.

     In addition, the Company has substantial tangible assets, including significant investments in special-purpose machinery and equipment useful only in the production of certain types of yarns or fabrics. A reduction in demand for the Company's products, changes in the Company's product mix or changes in the various internally-produced components used in the production of the Company's novelty yarns or fabrics could result in the idling of some or all of this equipment, requiring the Company to test for impairment of these assets. Depending upon the outcome of these tests, the Company could be required to write-down all or a portion of these assets, resulting in a corresponding reduction in Quaker's earnings and net worth. During 2005, this testing process resulted in the need for Quaker to write down approximately $10.2 million of buildings, machinery and equipment determined to be impaired. The Company also wrote down an additional $12.5 million of assets determined to be impaired during the second quarter of 2006.

Note 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements for the year ended December 31, 2005 and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Quaker Fabric Corporation and Subsidiaries (the "Company"). Operating results for the six months ended July 1, 2006 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no impact on the Company's financial position or results of operations.

Loss Per Common Share

     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For diluted loss per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to losses for the six months ended July 1, 2006 and July 2, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the three months ended July 1, 2006 and July 2, 2005 would have been 0 and 21, respectively. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.


                                                               Three Months Ended        Six Months Ended
                                                               ------------------        ----------------
                                                              July 1,     July 2,      July 1,     July 2,
                                                                2006        2005        2006         2005
                                                                ----        ----        ----         ----
                                                                             (In thousands)

Weighted average common shares outstanding................      16,877      16,826      16,860       16,826
Dilutive potential common shares..........................           -           -           -            -
                                                             ----------- -----------  ----------  -----------
Weighted average common shares outstanding and dilutive
   potential common shares................................      16,877      16,826      16,860       16,826
                                                             =========== ===========  ==========  ===========
Antidilutive options......................................       2,657       3,021       2,669        2,858
                                                             =========== ===========  ==========  ===========

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

     During  the  first  quarter  of  2006,   the  Company  sold  certain  fully
depreciated equipment for a gain of $110. This gain is included in "Other Expenses" in the Consolidated Statement of Operations.


Note 3 - RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

     The Company initiated a restructuring plan during 2005 and has previously reported restructuring charges and asset impairment charges. Implementation of this plan continues during 2006, with further consolidation of domestic manufacturing operations and reductions in workforce as necessary. During the second quarter of 2006, the Company recorded $96 of employee termination costs consisting of severance costs for eleven affected employees.

       A summary of the Company's restructuring and asset impairments charges by period is below:

                                                         Three Months Ended July 2, 2005
                                   -------------------------------------------------------------------------------
                                       Balance           Cost            Cash          Non-Cash        Balance
                                    April 2, 2005      Incurred        Payments       Adjustments   July 2, 2005
                                   -------------------------------------------------------------------------------

Employee severance costs                    $   -      $      243     $          -    $         -    $         243
Asset impairments                               -           3,419                -         (3,419)               -
Restructuring professional fees                 -               -                -                               -
Plant consolidation costs                       -               -                -              -                -
                                   --------------- --------------- --------------- --------------- ---------------
                                            $   -      $    3,662     $          -    $    (3,419)   $         243
                                   =============== =============== =============== =============== ===============

                                                           Three Months Ended July 1, 2006
                                   -------------------------------------------------------------------------------
                                       Balance           Cost            Cash          Non-Cash         Balance
                                    April 1, 2006      Incurred        Payments       Adjustments    July 1, 2006
                                   --------------- --------------- --------------- --------------- ---------------

Employee severance costs                    $ 194      $       96     $      (243)    $         -    $          47
Asset impairments                               -          12,504               -         (12,504)               -
Restructuring professional fees                 -             883            (794)                              89
Plant consolidation costs                       -             261            (261)              -                -
                                   --------------- --------------- --------------- --------------- ---------------
                                            $ 194      $   13,744     $    (1.298)    $   (12,504)   $         136
                                   =============== =============== =============== =============== ===============

                                                            Six Months Ended July 2, 2005
                                   -------------------------------------------------------------------------------
                                       Balance           Cost            Cash          Non-Cash         Balance
                                     Jan. 2, 2005      Incurred        Payments       Adjustments    July 2, 2005
                                   --------------- --------------- --------------- --------------- ---------------

Employee severance costs                    $   -      $      243     $          -    $         -    $         243
Asset impairments                               -           3,419                -         (3,419)               -
Restructuring professional fees                 -               -                -                               -
Plant consolidation costs                       -               -                -              -                -
                                   --------------- --------------- --------------- --------------- ---------------
                                            $   -      $    3,662     $          -    $    (3,419)   $         243
                                   =============== =============== =============== =============== ===============

                                                             Six Months Ended July 1, 2006
                                    ------------------------------------------------------------------------------
                                        Balance          Cost            Cash          Non-Cash         Balance
                                     Jan. 1, 2006      Incurred        Payments       Adjustments    July 1, 2006
                                    -------------- --------------- --------------- --------------- ---------------

Employee severance costs                    $  25      $      392     $      (370)    $         -    $          47
Asset impairments                               -          12,504               -         (12,504)               -
Restructuring professional fees                 -             883            (794)                              89
Plant consolidation costs                       -             261            (261)              -                -
                                    --------------- --------------- --------------- -------------- ---------------
                                            $  25      $   14,040     $    (1.425)    $   (12,504)   $         136
                                    =============== =============== =============== ============== ===============

2005 Restructuring

     During the second quarter of 2005, the Company reduced its production capacity by idling certain manufacturing equipment. As a result of this change, the Company evaluated this idled equipment for impairment, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based upon the projected gross cash flows expected from this equipment, the Company determined that these assets were impaired and recorded an impairment charge of $3,419. The Company also reduced its workforce during the second quarter of 2005 and recorded $243 of employee termination costs, consisting of severance costs with respect to sixteen affected employees.

     During the third quarter of 2005, the Company decided to close its manufacturing facility located at 763 Quequechan Street in Fall River, Massachusetts and offer the building for sale. As a result of this decision, the building and certain of the equipment in it were evaluated for impairment in accordance with SFAS No. 144. Based on projected gross cash flows expected from this equipment and facility, the Company determined that these assets were impaired and recorded a charge of $5,283, representing the difference between management's estimate of their fair value and their book value. In accordance with SFAS No. 144, the building and certain equipment was classified in the balance sheet as "Assets held for sale." In addition, due to weakness in upholstery fabric orders, the Company evaluated its prepaid marketing materials for impairment. As a result of this analysis, the Company determined that a portion of this asset had been impaired and recorded a charge of $707 during the third quarter of 2005.

     During the fourth quarter of 2005, the Company idled all of the manufacturing equipment at its Somerset, Massachusetts facility and decided to offer the building for sale and to move the machinery and equipment into another facility at such time as the facility was sold. This facility manufactured chenille yarns. The net book value of the machinery and equipment idled is approximately $4,300. This equipment was evaluated for impairment as of December 31, 2005 and it was determined that an impairment charge of $1,385 was required. The building was also evaluated for impairment as of December 31, 2005 and the Company determined that no impairment charge was required. During the fourth quarter 2005, the Company also recorded an additional $154 asset impairment charge related to its manufacturing facility at 763 Quequechan Street in Fall River, Massachusetts.

2006 Restructuring

     During the second quarter of 2006, the Company continued to consolidate its operations as a result of continued weakness in its domestic sales. The principal objective of these efforts is to reduce the Company's manufacturing and operating costs by consolidating operations at its six existing manufacturing facilities into no more than three facilities. As a result, a significant amount of equipment will be idled and potentially sold. Also, the Company plans to offer for sale three owned manufacturing facilities. The Company evaluated these facilities and equipment for impairment, in accordance with SFAS No. 144. Based upon the projected gross cash flows expected from these assets, the Company determined that these assets were impaired and recorded an impairment charge of $12,504.

     During the second quarter of 2006, the Company also incurred $261 of plant consolidation expenses as a result of moving equipment and preparing facilities and equipment for sale. The Company anticipates that the consolidation of facilities will be completed by the second quarter of 2007 and that cash payments for these expenses will be approximately $1,900 during the balance of 2006. Management estimates that upon completion of this consolidation plan, fixed manufacturing and overhead costs will be reduced by $2,100 on an annualized basis.

     In  accordance  with  Amendment  No. 5 to the 2005  Credit  Agreement,  the
Company engaged Alvarez & Marsal to assist the Company in implementing its restructuring and consolidation plan. Expenses incurred during the second quarter of 2006 for these services were $883. The Company expects to continue working with Alvarez & Marsal at least through the end of the third quarter of 2006.

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

     Inventories consisted of the following:

                                                   July 1,        December 31,
                                                     2006             2005
                                                ---------------  --------------
                                                $      18,225    $     22,504
       Raw materials............................
       Work-in-process..........................        6,285           6,120
       Finished goods...........................       10,597          12,169
                                                ---------------  --------------
          Inventory at FIFO.....................       35,107          40,793
       LIFO adjustment..........................      (2,964)         (2,966)
                                                ---------------  --------------
          Inventory at LIFO.....................$      32,143    $     37,827
                                                ===============  ==============

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

     Net sales to unaffiliated customers by major geographical area were as follows:

                                Three Months Ended       Six Months Ended
                              ----------------------- ------------------------
                               July 1,     July 2,     July 1,      July 2,
                                2006         2005        2006         2005
                                ----         ----        ----         ----
                                              (In thousands)

United States............     $ 36,435    $  60,501   $  76,093    $ 112,510
Canada...................        1,890        2,961       4,162        5,660
Mexico...................        1,327        1,421       2,927        3,034
Middle East..............          443          945         995        1,400
South America............        1,437        1,084       2,428        2,028
Europe...................          546          859       1,285        1,630
All Other................          802        1,114       1,270        1,838
                              ----------  ----------- -----------  -----------
                              $ 42,880    $  68,885   $  89,160    $ 128,100
                              ==========  =========== ===========  ===========


     Net sales by product category are as follows:

                                Three Months Ended       Six Months Ended
                              ----------------------- ------------------------
                               July 1,     July 2,     July 1,      July 2,
                                2006         2005        2006         2005
                                ----         ----        ----         ----
                                              (In thousands)

Fabric...................     $ 41,253    $  58,723   $  85,990    $ 112,212
Yarn.....................        1,627       10,162       3,170       15,888
                              ----------  ----------- -----------  -----------
                              $ 42,880    $  68,885   $  89,160    $ 128,100
                              ==========  =========== ===========  ===========

Note 6 - DEBT

  Debt consists of the following:
                                                                 July 1,         December 31,
                                                                   2006              2005
                                                             -----------------  ---------------
     Senior Secured Revolving Credit Facility                $       18,719     $     18,880
      Term Loan payable in quarterly principal installments
        through May 1, 2006 and monthly installments
        thereafter, plus interest, over a 5 year period
         beginning November 1, 2005                                  16,115           19,000
                                                              --------------     ------------
     Total Debt                                              $       34,834     $     37,880
     Less: Current Portion of Term Loan                              16,115           19,000
           Current Portion of Senior Secured
             Revolving Credit Facility                               18,719           18,880
                                                              --------------     ------------
     Total Long-Term Debt                                    $            -     $          -
                                                              ==============     ============

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

     Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker's accounts receivable and inventory, minus an Availability Reserve (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at the prime rate plus Applicable Margin and until October 21, 2005 the Applicable Margin was 0.75% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 0.25% to 1.0% for prime rate advances. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 2.25% until October 21, 2005, with quarterly adjustments ranging from 1.75% to 2.5% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. Amendment No. 5 (as hereinafter defined) reinstated the Company's ability to request, convert and continue LIBOR rate loans, and increased the interest rates payable by the Company on all outstanding balances by 200 basis points. As of July 1, 2006, the weighted average interest rates of the advances outstanding was 10.26%.

     The Revolving Credit Facility has a term of five years which expires on May 18, 2010. Effective March 22, 2006, the 2005 Credit Agreement requires that all funds in the Company's cash operating account be applied daily to the payment of outstanding advances under the Revolving Credit Facility.

     The Term Loan bears interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 1.50% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement with the Applicable Margin for prime rate advances ranging from 1.00% to 1.75%. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 3.0% until October 21, 2005, with quarterly adjustments ranging from 2.5% to 3.25% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. Amendment No. 5 (as hereinafter defined) reinstated the Company's ability to request, convert and continue LIBOR rate loans, and increased the interest rates payable by the Company on all outstanding balances by 200 basis points. As of July 1, 2006, the weighted average interest rates of the advances outstanding was 10.26%. As of July 1, 2006, the weighted average interest rate of the Term Loan was 11.21%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis until May 1, 2006 and monthly thereafter. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. During the second quarter of 2006, the Company sold certain equipment and applied the proceeds of $542 to reduce the Term Loan. Also, on June 28, 2006, The Company sold its facility located at 763 Quequechan Street, Fall River, Massachusetts for $1,138, net of expenses. In accordance with Amendment No. 5, 25% of the proceeds or $284 was applied to the Term Loan. As of July 1, 2006, remaining principal payments under the Term Loan are as follows:

             Fiscal Year
             -----------------------
             2006                                 $           2,000
             2007                                             4,000
             2008                                             4,290
             2009                                             4,500
             2010                                             1,325
                                                   -----------------
                                                  $          16,115
                                                   =================

     The 2005 Credit Agreement includes customary financial covenants, reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. QFR is prohibited under the 2005 Credit Agreement from paying dividends or otherwise transferring funds to the Company. Restricted net assets as of July 1, 2006 equal 100% of the net assets of the Company.

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

     On February 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 3, effective as of December 30, 2005, to the 2005 Credit Agreement (Amendment No. 3) to (i) make certain amendments to the definitions of Consolidated EBITDA and Consolidated Interest Expense, (ii) add a new provision with respect to the Company's retention of a Financial Consultant (as defined in Amendment No. 3), (iii) eliminate the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005, (iv) add a new two consecutive month minimum consolidated EBITDA covenant through May 2006, (v) eliminate the Minimum Fixed Charge Coverage Ratio for the first two fiscal quarters of 2006 and reduce the Minimum Fixed Charge Coverage Ratio for the third quarter of 2006, and (vi) eliminate the Two Quarter Fixed Charge Coverage Ratio requirement for the first quarter of 2006. In addition, the Company also agreed to pay a fee of $175 in exchange for a $17,500 reduction in the Revolving Credit Facility to $32,500, effective February 2, 2006. In accordance with EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $401 of previously capitalized debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in "Other Expenses."

     On March 22, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Waiver and Amendment No. 4, effective as of March 22, 2006, to the 2005 Credit Agreement (Amendment No. 4) to (i) waive certain Specified Defaults arising out of the Company's failure to comply with the two
(2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal February and the Company's anticipated failure to deliver audited financial statements without qualification or expression of concern as to the uncertainty of the Parent to continue as a going concern within ninety (90) days of the end of Fiscal 2005, (ii) add a new provision with respect to the Company's retention of an Additional Financial Consultant (as defined in Amendment No. 4) to perform certain specific services set forth in Amendment No. 4, (iii) increase the Availability Reserve from $7.5 million to $8.5 million during the period commencing on March 22, 2006 and ending on May 1, 2006 (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) eliminate the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal March, (v) change the amortization schedule on the Term Loan from quarterly to monthly, effective June 1, 2006, (vi) require that the net proceeds of any asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, rather than pro rata, (vii) by no later than May 12, 2006, provide the lenders with weekly 13-week cash flow forecasts and a revised 2006 business plan, (viii) require that all cash received by the Company be applied daily to the reduction of the Company's obligations under the Revolving Credit Facility, requiring the Company to re-borrow funds more frequently to meet its liquidity requirements,
(ix) end the Company's ability to request, convert or continue any LIBOR rate loans, and (x) require the Company to reimburse not only the Administrative Agent but also the other lenders for all out-of-pocket expenses incurred in connection with the preparation of Amendment No. 4 and the on-going administration of the Loan Documents. In addition, the Company also agreed to pay an amendment fee of $125 in exchange for the amendment and a $2.5 million reduction in the Total Commitment (as defined in the 2005 Credit Agreement), bringing the Total Commitment down to $30.0 million, effective March 22, 2006. In accordance with EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $55 of debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in "Other Expenses."

     On June 5, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 5, effective as of May 6, 2006, to the 2005 Credit Agreement ("Amendment No. 5") to (i) waive compliance with certain financial covenants through the end of fiscal 2006, (ii) reset the performance levels in the two (2) consecutive month minimum consolidated EBITDA covenant through February of 2007, (iii) require the Company to continue to engage the services of the Additional Financial Consultant (as defined in Amendment No. 4) to perform the services set forth in Amendment No. 4, (iv) adjust the Availability Reserve requirements to levels consistent with the Company's forecasted cash flows (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (v) add a new "Minimum Net Cash Flow" covenant, (vi) provide that a portion of the net proceeds from the sale of certain identified real estate and all of the net proceeds of any other asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, (vii) reinstate the Company's ability to request, convert and continue LIBOR rate loans, and (viii) increase the interest rates payable by the Company on all outstanding balances by 200 basis points. In addition, the Company also agreed to an amendment fee of $470, payable in monthly installments of $25 each, beginning on June 1, 2006, with the balance of $294 due in mid-December 2006.

     As of July 1, 2006, there were $34,834 of loans outstanding under the 2005 Credit Agreement, including the $16,115 term loan component, approximately $4,500 of letters of credit and unused availability of approximately $4,100, net of the Availability Reserve, which includes the $4,250 Availability Reserve required by Amendment No. 5. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

     The Company's ability to meet its current obligations is dependent on: (i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2005 Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2005 Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve, such as those reflected in Amendment Nos. 1 and 4 to the 2005 Credit Agreement, discussed above, reduce Availability and thus the Company's ability to borrow. In like manner, decreases in the Availability Reserve, such as those reflected in Amendment No. 2 to the 2005 Credit Agreement, discussed above, increase Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2005 Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company has implemented a plan to reduce its investment in inventory and is seeking to dispose of certain production equipment and manufacturing and warehousing facilities as part of its ongoing restructuring program. In addition, management adjusts the Company's cost structure on a continuing basis to reflect changes in demand.

Note 7 - ACCOUNTING FOR STOCK-BASED COMPENSATION

     Accounting for Stock-Based Compensation. Prior to January 1, 2006 the Company accounted for its stock option plans under APB 25 as well as provided disclosure of stock based compensation as outlined in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"). SFAS 123 required disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. The Company adopted Financial Accounting Standards Board Statement No. 123R "Share Based Payment" ("SFAS 123R") effective January 1, 2006 using the modified prospective method. No unvested stock options were outstanding as of December 31, 2005. No stock options were granted and no modifications to outstanding options were made during the six months ended July 1, 2006.

     Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net loss and loss per common share would have been as follows:

                                                                        Three Months Ended  Six Months Ended
                                                                           July 2, 2005       July 2, 2005
                                                                        ------------------ -------------------

                                                                          (In thousands)       (In thousands)
                                                                        --------------------------------------
                                                                           (Unaudited)          (Unaudited)

Loss, as reported                                                        $        (10,342)  $         (13,432)
Add: Stock-based employee compensation expense included in net income,
 net of related tax effects                                                            35                  65
Less: Stock-based employee compensation expense determined under Black-
 Scholes option pricing model, net of related tax effects                            (235)               (464)
                                                                         -----------------  ------------------
Pro forma loss:                                                          $        (10,542)  $         (13,831)
                                                                         =================  ==================

Loss per common share - basic
 As reported                                                             $          (0.63)  $           (0.82)
 Pro forma                                                               $          (0.63)  $           (0.82)

Loss per common share - diluted
 As reported                                                             $          (0.63)  $           (0.82)
 Pro forma                                                               $          (0.63)  $           (0.82)

     The Company has several stock option plans (the "Plans") in effect that provide for the granting of non-qualified stock options and other equity-based incentives to directors, officers, and employees of the Company. Options under the Plans are generally granted at fair market value and vesting is determined by the Board of Directors.

     A summary of the Company's stock option activity is as follows:

                                          Six Months Ended                     Fiscal Year Ended
                                       -----------------------  ------------------------------------------------

                                            July 1, 2006          December 31, 2005           Jan 1, 2005
                                       -----------------------  ----------------------  ------------------------

                                                    Weighted                Weighted                 Weighted
                                       Number of      Avg.      Number of      Avg.     Number of       Avg.
                                         Shares     Exercise      Shares     Exercise     Shares      Exercise
                                                      Price                    Price                    Price
                                       ----------  -----------  ----------  ----------  ----------  ------------

Options outstanding, beginning of year     3,007        $7.57       3,147       $7.58       3,218         $7.57
Granted                                        -            -           -           -          10         $9.12
Exercised                                     51        $1.37           -           -         (30)        $5.31
Forfeited                                    299        $7.09        (140)      $7.79         (51)        $8.52
                                       ----------               ----------              ----------
Options outstanding, end of year           2,657        $7.74       3,007       $7.57       3,147         $7.58
Options exercisable                        2,657        $7.74       3,007           -       2,125         $7.50
Options available for grant                2,073            -       1,766           -       1,633             -
Weighted average fair value per share
 of options granted                            -            -           -           -           -         $4.25

     The following table summarizes information for options outstanding and exercisable at July 1, 2006:


                                  Weighted     Weighted                 Weighted
                                  Average       Average                  Average
                       Options    Exercise  Remaining Life   Options    Exercise
                     Outstanding   Price      (in years)   Exercisable    Price

     $1.78 - 3.53            2      $ 2.75          0.0          2       $ 2.75
     $3.54 - 5.30          458        4.24          4.1        458         4.24
     $5.31 - 7.07          675        6.43          5.3        675         6.43
     $7.08 - 8.84          618        8.03          4.3        618         8.03
     $8.85 - 10.60         808        9.61          4.4        808         9.61
     $12.37 - 14.14         30       13.00          2.1         30        13.00
     $15.90 - 17.67         66       17.67          1.9         66        17.67
                         -----      ------          ---      -----       ------
                         2,657       $7.74          4.5      2,657       $ 7.74
                         =====       =====          ===      =====        =====


Note 8 - COMMITMENTS AND CONTINGENCIES

     (a) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

     (b) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection (MADEP) to install air pollution control equipment on three exhaust stacks at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900. The required pollution control equipment is installed on two of the three exhaust stacks, and the Company reached an agreement with MADEP extending the date by which the equipment required on the third stack must be installed to October 2006. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

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

     The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to reflect the Company's best current estimate of its annual effective tax rate.

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


Note 11 - RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for the Company on December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company's Consolidated Financial Statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Statement 123R covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R became effective for years beginning after June 15, 2005 and is effective for the Company beginning in the first quarter of 2006. The Company has adopted the modified prospective method and therefore will not restate prior-period results. No unvested options were outstanding as of December 31, 2005.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's Consolidated Financial Statements.


Note 12 - ASSETS HELD FOR SALE

     During the second half of 2005, the Company idled certain manufacturing equipment and decided to offer two owned facilities for sale. The land, buildings and improvements were written down to management's estimate of fair market value and placed with a real estate broker. More specifically, the Company entered into agreements during the first quarter of 2006 to sell its Quequechan Street facility in Fall River and its County Street facility in Somerset, Massachusetts for $1,400 and $1,700, respectively. The Quequechan Street facility sold in June 2006 for $1,400 less expenses of $118 and the County Street facility sold in July 2006 for $1,625. The Company sold the County Street facility for a gain of $367 which will be reported in the third quarter. In addition, the Company has 60 acres of unimproved land purchased in 1998, which has been placed with a real estate broker for sale. This land is stated at the lower of cost or estimated fair market value based upon a recent independent appraisal. Assets held for sale consist of the following:

                                                                   July 1,      December 31,
                                                                     2006           2005
                                                                --------------  -------------
     60 Acres of Unimproved Land in Fall River, Massachusetts   $       4,008   $      4,008
     Land, Buildings and Improvements                                   1,089          2,398
     Equipment                                                              -             77
                                                                 --------------- ------------
                                                                $       5,097   $      6,483
                                                                 =============== ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2005" was a 52 week period ended December 31, 2005 and "Fiscal 2006" will be a 52 week period ending December 30, 2006. The first six months of Fiscal 2005 and Fiscal 2006 ended July 2, 2005 and July 1, 2006, respectively.

Critical Accounting Policies
----------------------------

     The Company has concluded that there were no material changes during the first six months of 2006 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements
--------------------------------

     In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for the Company on December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company's Consolidated Financial Statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Statement 123R covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R became effective for years beginning after June 15, 2005 and is effective for the Company beginning in the first quarter of 2006. The Company has adopted the modified prospective method and therefore will not restate prior-period results. No unvested options were outstanding as of December 31, 2005.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's Consolidated Financial Statements.

General
-------

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

     Competitive factors in the industry include product design, product pricing, customer service and quality. Competition from lower cost imported products has increased, particularly from those products coming into the United States from China. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company's financial condition and operating performance. Incoming orders during the first six months of 2006 were down approximately 25.7% compared to the first six months of 2005. The total backlog of fabric and yarn products at the end of the first six months of 2006 was $8.7 million, down $6.7 million compared to that of a year ago, with the dollar value of the yarn backlog down $2.9 million or 89.6% and the dollar value of the fabric backlog down $3.8 million or 31.4%.

Results of Operations - Quarterly Comparison
---------------------

     Net Sales. Net sales for the second quarter of 2006 decreased $26.0 million, or 37.8%, to $42.9 million from $68.9 million in the second quarter of 2005. Net fabric sales within the United States decreased 30.8%, to $34.9 million in the second quarter of 2006 from $50.4 million in the second quarter of 2005, as a result of continued competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and "kit" form, primarily from low labor cost countries in Asia. Net foreign sales of fabric decreased 23.4%, to $6.4 million in the second quarter of 2006 from $8.4 million in the second quarter of 2005. This decrease in foreign sales was due primarily to lower sales in Canada. Canadian furniture manufacturers sell furniture into both the United States and Canadian markets where strong competition from imported faux suede fabrics and leather continued during the second quarter of 2006 and contributed to a more difficult competitive environment. Sales to the Middle East were also down due to unrest in the area. Net yarn sales decreased to $1.6 million in the second quarter of 2006 from $10.2 million in the second quarter of 2005, with the decrease in the second quarter of 2006 principally due to lower craft yarn sales to a single customer. Sales to this customer accounted for 0.0% of second quarter 2006 and 87.4% of second quarter 2005 yarn sales.

     The gross volume of fabric sold decreased 35.6%, to 6.5 million yards in the second quarter of 2006 from 10.1 million yards in the second quarter of 2005. The weighted average gross sales price per yard increased 6.8%, to $6.27 in the second quarter of 2006 from $5.87 in the second quarter of 2005, as a result of both a general price increase effective April 2005 and product mix changes. The Company sold 20.6% fewer yards of middle to better-end fabrics and 56.6% fewer yards of promotional-end fabrics in the second quarter of 2006 than in the second quarter of 2005. The average gross sales price per yard of middle to better-end fabrics remained constant, at $7.18 in the second quarters of 2006 and 2005. The average gross sales price per yard of promotional-end fabrics decreased by 2.5%, to $3.95 in the second quarter of 2006 from $4.05 in the second quarter of 2005.

     Gross Margin. The gross margin percentage for the second quarter of 2006 decreased to 12.2%, from 14.7% for the second quarter of 2005. Lower raw material costs due to the elimination of acrylic surcharges produced a 260 basis point improvement in the gross profit margin. However, higher fixed costs per unit related to declining sales volume led to a decline in the gross profit margin of approximately 480 basis points. Lower operating efficiencies resulted in an additional 30 basis points of margin decline.

     Restructuring and Impairment Charges. During the three month period ended July 1, 2006, the Company reported a restructuring charge of $13.7 million consisting of: $12.5 million of asset impairments, $0.9 million for professional fees required by Amendment Nos. 4 and 5 to the 2005 Credit Agreement, $0.2 million of plant consolidation expenses and $0.1 million for employee termination costs consisting of severance costs payable to eleven affected employees.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.8 million in the second quarter of 2006 as compared to $12.6 million in the second quarter of 2005, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions. Second quarter 2006 selling, general and administrative expenses reflect a $1.3 million decrease in payroll and fringe benefits, a $0.5 million decrease in commissions related to lower sales, a $0.3 million decrease in fabric sampling expenses, and a $1.7 million reduction in "all other expenses" as part of the Company's overall cost reduction program. Selling, general and administrative expenses as a percentage of net sales were 20.6% and 18.2% in the second quarters of 2006 and 2005, respectively.

     Interest Expense. Interest expense was approximately $0.9 million in the second quarter of 2006 and $0.7 million in the second quarter of 2005 respectively. The increase was due to higher interest rates.

     Effective Tax Rate. The Company's effective tax rate was a benefit of 34.0% in the second quarter of 2006 compared to a benefit of 28.7% in the second quarter of 2005. The effective tax rate in the second quarter of 2006 was lower due to lower levels of estimated federal and state tax credits for 2006.

Results of Operations - Six-Month Comparison
---------------------

     Net Sales. Net sales for the first half of 2006 decreased $38.9 million, or 30.4%, to $89.2 million from $128.1 million in the first half of 2005. Net fabric sales within the United States decreased 24.5%, to $73.0 million in the first half of 2006 from $96.7 million in the first half of 2005, as a result of continued competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and "kit" form, primarily from low labor cost countries in Asia. Net foreign sales of fabric decreased 16.6%, to $13.0 million in the first half of 2006 from $15.6 million in the first half of 2005. This decrease in foreign sales was due primarily to lower sales in Canada. Canadian furniture manufacturers sell furniture into both the United States and Canadian markets where strong competition from imported faux suede fabrics and leather continued during the first half of 2006 and contributed to a more difficult competitive environment. Sales to the Middle East were also down due to unrest in the area. Net yarn sales decreased to $3.2 million in the first half of 2006 from $15.9 million in the first half of 2005, with the decrease in the first half of 2006 principally due to lower craft yarn sales to a single customer. Sales to this customer accounted for 0.0% of first half 2006 yarn sales and 84.1% of first half 2005 yarn sales.

     The gross volume of fabric sold decreased 29.0%, to 13.8 million yards in the first half of 2006 from 19.5 million yards in the first half of 2005. The weighted average gross sales price per yard increased 6.0%, to $6.16 in the first half of 2006 from $5.81 in the first half of 2005, as a result of both a general price increase effective April 2005 and product mix changes. The Company sold 17.1% fewer yards of middle to better-end fabrics and 45.8% fewer yards of promotional-end fabrics in the first half of 2006 than in the first half of 2005. The average gross sales price per yard of middle to better-end fabrics increased by 1.3%, to $7.15 in the first half of 2006 from $7.06 in the first half of 2005. The average gross sales price per yard of promotional-end fabrics decreased by 0.5%, to $4.01 in first half of 2006 from $4.03 in the first half of 2005.

     Gross Margin. The gross margin percentage for the first half of 2006 decreased to 12.0%, from 13.9% for the first half of 2005. Sales declined by approximately 30% and fixed costs decreased by 22%, resulting in higher fixed costs per unit and a decline of 240 basis points. Higher variable manufacturing costs contributed 90 basis points to the margin decline, while lower raw material costs due to the elimination of acrylic surcharges contributed 140 basis points.

     Restructuring and Impairment Charges. During the six month period ended July 1, 2006, the Company reported a restructuring charge of $14.0 million consisting of: $12.5 million of asset impairments, $0.9 million for professional fees required by Amendment Nos. 4 and 5 to the 2005 Credit Agreement, $0.2 million of plant consolidation expenses and $0.4 million for employee termination costs consisting of severance costs payable to twenty-five affected employees.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $19.2 million in the first half of 2006 as compared to $24.7 million in the first half of 2005, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions. The first half of 2005 benefited by a reduction in deferred compensation liability of $575 as discussed in Note 10 to the Consolidated Financial Statements. Excluding the effect of this adjustment, selling, general and administrative expenses declined $6.1 million, from $25.3 million to 19.2 million. The reduction in selling, general and administrative expenses reflect a $2.2 million decrease in payroll and fringe benefits, a $0.8 million decrease in commissions related to lower sales, a $0.7 million decrease in fabric sampling expenses, and a $2.4 million reduction in "all other expenses" as part of the Company's overall cost reduction program. Selling, general and administrative expenses as a percentage of net sales were 21.5% and 19.3% in the first half of 2006 and 2005, respectively.

     Interest Expense. Interest expense was approximately $1.7 million in the first half of 2006 and $1.4 million in the first half of 2005 respectively. The increase was due to higher interest rates.

     Effective Tax Rate. The Company's effective tax rate was a benefit of 34.25% in the first half of 2006 compared to a benefit of 32.17% in the first half of 2005. The effective tax rate in the first half of 2006 was lower due to lower levels of estimated federal and state tax credits for 2006.


Liquidity and Capital Resources
-------------------------------

     The Company historically has financed its operations and capital requirements through a combination of internally generated funds, debt and equity offerings and borrowings under the 2002 Credit Agreement (as hereinafter defined) and the 2005 Credit Agreement (as hereinafter defined). The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, add new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance, (ii) increases in the Company's working capital needs,
(iii) investments in the Company's information technology systems, and (iv) expenditures necessary to maintain the Company's facilities and equipment. The Company's current capital requirements are related to the execution of Quaker's restructuring plan and maintenance of facilities and equipment. The Company has experienced recurring losses from operations, has failed to achieve certain debt covenants in its senior secured revolving credit and term loan agreement and must achieve significant improvements in its operating performance in order to meet certain future debt covenants. As a result, the report issued by the Company's independent registered public accounting firm on the Company's Fiscal 2005 financial statements includes an explanatory paragraph raising substantial doubt about the ability of the Company to continue as a going concern.

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

     Simultaneously, Quaker intends to generate revenues based on its U.S. production by continuing to aggressively develop other products that for both strategic and economic reasons are best produced in the Company's Fall River-based manufacturing facilities. These include Quaker's new outdoor fabric and contract furniture programs, which are intended to build revenues by leveraging the Company's technological expertise to expand the markets it serves, as well as fabrics for those domestic and international residential customers in need of a strong U.S.-based fabric mill to meet their requirements for high quality, innovative products with relatively short delivery lead times. The Company also intends to expand its presence in the novelty yarn market. On the cost reduction front, Quaker will be continuing to consolidate its Fall River manufacturing operations into fewer facilities, actively marketing its excess real estate and other excess assets, improving its quality performance and productivity levels and being increasingly innovative and flexible while at the same time keeping operating costs as low as possible and continuing to generate positive operating cash flows through careful inventory control.

     To complete the restructuring of the Company's business, Quaker will need to make significant investments in the development of new commercial relationships and in the development, production, marketing and sale of new products. This investment is critical in order to maintain and grow our business. However, we cannot guarantee that the capital needed to achieve this will be available or that we will be successful in our strategic initiatives. If we are not successful, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product development and further reductions in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

     The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow supplemented at times by borrowings under the Company's revolving credit facilities. The Company's net cash provided by (used in) operating activities was $2.8 million, and $(10.4) million in the first half of 2006 and 2005, respectively. Cash provided by operating activities increased during 2006 due principally to a net increase in operating assets and liabilities of $16.2 million and $9.1 million of asset impairments offset by a $2.8 million reduction in net income, a $3.1 million reduction in deferred income taxes, a $5.4 million reduction in goodwill write off and a $0.7 million reduction in depreciation and amortization.

     Capital expenditures for the first half of 2006 and 2005 were $0.5 million and $3.4 million, respectively. Capital expenditures were funded by operating cash flow and borrowings under the Company's 2005 Credit Agreement during 2006 and 2005. Management anticipates that capital expenditures for new projects will not exceed $3.6 million in 2006, consisting principally of facilities-related expenditures. Capital expenditures are restricted under the 2005 Credit Agreement and may not exceed $10.0 million in Fiscal 2006.

     As of July 1, 2006, the Company had $34.8 million outstanding under the 2005 Credit Agreement, $4.5 million of letters of credit and unused availability of approximately $4.1 million, net of the Availability Reserve. As of July 2, 2005, the Company had $51.9 million outstanding under the 2005 Credit Agreement, $4.7 million of letters of credit and unused availability of approximately $6.0 million, net of the Availability Reserve. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

     Debt consists of the following:

                                                                  July 1,        December 31,
                                                                    2006            2005
                                                               --------------  ---------------
                                                                        (In thousands)
     Senior Secured Revolving Credit Facility                  $      18,719   $       18,880
     Term Loan payable in quarterly principal installments
      through May 1, 2006 and monthly installments
      thereafter, plus interest, over a 5 year period
      beginning November 1, 2005                                      16,115           19,000
                                                                -------------   --------------
     Total Debt                                                $      34,834   $       37,880
       Less: Current Portion of Term Loan                             16,115           19,000
                  Current Portion of Senior Secured Revolving
                      Credit Facility                                 18,719           18,880
                                                                -------------   --------------
     Total Long-Term Debt                                      $           -   $            -
                                                                =============   ==============


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

     Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker's accounts receivable and inventory, minus an Availability Reserve (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at the prime rate plus Applicable Margin and until October 21, 2005 the Applicable Margin was 0.75% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 0.25% to 1.0% for prime rate advances. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 2.25% until October 21, 2005, with quarterly adjustments ranging from 1.75% to 2.5% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. Amendment No. 5 (as hereinafter defined) reinstated the Company's ability to request, convert and continue LIBOR rate loans, and increased the interest rates payable by the Company on all outstanding balances by 200 basis points. As of July 1, 2006, the weighted average interest rates of the advances outstanding was 10.26%.

     The Revolving Credit Facility has a term of five years which expires on May 18, 2010. Effective March 22, 2006, the 2005 Credit Agreement requires that all funds in the Company's cash operating account be applied daily to the payment of outstanding advances under the Revolving Credit Facility.

     The Term Loan bears interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 1.50% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement with the Applicable Margin for prime rate advances ranging from 1.00% to 1.75%. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 3.0% until October 21, 2005, with quarterly adjustments ranging from 2.5% to 3.25% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. Amendment No. 5 (as hereinafter defined) reinstated the Company's ability to request, convert and continue LIBOR rate loans, and increased the interest rates payable by the Company on all outstanding balances by 200 basis points. As of July 1, 2006, the weighted average interest rates of the advances outstanding was 10.26%. As of July 1, 2006, the weighted average interest rate of the Term Loan was 11.21%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis until May 1, 2006 and monthly thereafter. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. During the second quarter of 2006, the Company sold certain equipment and applied the proceeds of $542 to reduce the Term Loan. Also, on June 28, 2006, The Company sold its facility located at 763 Quequechan Street, Fall River, Massachusetts for $1,138, net of expenses. In accordance with Amendment No. 5, 25% of the proceeds or $284 was applied to the Term Loan. As of July 1, 2006, remaining principal payments under the Term Loan are as follows:

             Fiscal Year                        (In thousands)
          -------------------                  -----------------
                 2006                                $   2,000
                 2007                                    4,000
                 2008                                    4,290
                 2009                                    4,500
                 2010                                    1,325
                                                      ----------
                                                     $  16,115
                                                      ==========

     The 2005 Credit Agreement includes customary financial covenants, reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. QFR is prohibited under the 2005 Credit Agreement from paying dividends or otherwise transferring funds to the Company. Restricted net assets as of July 1, 2006 equal 100% of the net assets of the Company.

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

     On February 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 3, effective as of December 30, 2005, to the 2005 Credit Agreement (Amendment No. 3) to (i) make certain amendments to the definitions of Consolidated EBITDA and Consolidated Interest Expense, (ii) add a new provision with respect to the Company's retention of a Financial Consultant (as defined in Amendment No. 3), (iii) eliminate the minimum consolidated EBITDA requirement for the fourth quarter of fiscal 2005, (iv) add a new two consecutive month minimum consolidated EBITDA covenant through May 2006 (v) eliminate the Minimum Fixed Charge Coverage Ratio for the first two fiscal quarters of 2006 and reduce the Minimum Fixed Charge Coverage Ratio for the third quarter of 2006, and (vi) eliminate the Two Quarter Fixed Charge Coverage Ratio requirement for the first quarter of 2006. In addition, the Company also paid a fee of $175,000 in exchange for a $17.5 million reduction in the Revolving Credit Facility to $32.5 million, effective February 2, 2006. In accordance with EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $401 of debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in "Other Expenses."

     On March 22, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Waiver and Amendment No. 4, effective as of March 22, 2006, to the 2005 Credit Agreement (Amendment No. 4) to (i) waive certain Specified Defaults arising out of the Company's failure to comply with the two
(2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal February and the Company's anticipated failure to deliver audited financial statements without qualification or expression of concern as to the uncertainty of the Parent to continue as a going concern within ninety (90) days of the end of Fiscal 2005, (ii) add a new provision with respect to the Company's retention of an Additional Financial Consultant (as defined in Amendment No. 4) to perform certain specific services set forth in Amendment No. 4, (iii) increase the Availability Reserve from $7.5 million to $8.5 million during the period commencing on March 22, 2006 and ending on May 1, 2006 (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) eliminate the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal March, (v) change the amortization schedule on the Term Loan from quarterly to monthly, effective June 1, 2006, (vi) require that the net proceeds of any asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, rather than pro rata, (vii) by no later than May 12, 2006, provide the lenders with weekly 13-week cash flow forecasts and a revised 2006 business plan, (viii) require that all cash received by the Company be applied daily to the reduction of the Company's obligations under the Revolving Credit Facility, requiring the Company to re-borrow funds more frequently to meet its liquidity requirements,
(ix) end the Company's ability to request, convert or continue any LIBOR rate loans, and (x) require the Company to reimburse not only the Administrative Agent but also the other lenders for all out-of-pocket expenses incurred in connection with the preparation of Amendment No. 4 and the on-going administration of the Loan Documents. In addition, the Company also agreed to pay an amendment fee of $125 in exchange for the amendment and a $2.5 million reduction in the Total Commitment (as defined in the 2005 Credit Agreement), bringing the Total Commitment down to $30.0 million, effective March 22, 2006. In accordance with EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $55 of debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in "Other Expenses."

     On May 6, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 5, effective as of May 6, 2006, to the 2005 Credit Agreement ("Amendment No. 5") to (i) waive compliance with the certain financial covenants through the end of fiscal 2006, (ii) reset the performance levels in the two (2) consecutive month minimum consolidated EBITDA covenant through February of 2007, (ii) require the Company to continue to engage the services of the Additional Financial Consultant (as defined in Amendment No. 4) to perform the services set forth in Amendment No. 4, (iii) adjust the Availability Reserve requirements to levels consistent with the Company's forecasted cash flows (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) add a new "Minimum Net Cash Flow" covenant, (v) provide that a portion of the net proceeds of certain identified real estate sales and all of the net proceeds of any other asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, (vi) reinstate the Company's ability to request, convert and continue LIBOR rate loans, and (vii) increase the interest rates payable by the Company on all outstanding balances by 200 basis points. In addition, the Company also agreed to an amendment fee of $469,900, payable in monthly installments of $25,000 each, beginning on June 1, 2006, with the balance of $294,000 due in mid-December 2006.

     As of July 1, 2006, there were $34.8 million of loans outstanding under the 2005 Credit Agreement, including the $16.1 million term loan component, approximately $4.5 million of letters of credit and unused availability of approximately $4.1 million, net of the Availability Reserve, as defined in the 2005 Credit Agreement. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

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

Inflation
---------

     The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, by increasing employee productivity, and by reflecting the effects of inflation in the selling prices of the new products it introduces each year. However, recent increases in oil prices have resulted in significant increases in the Company's energy and raw material costs, primarily as a result of the substantial number of raw materials used by the Company that are derived from petroleum, and despite an across the board price increase effected by the Company during the first half of 2005, and a $0.15 per yard temporary surcharge effected in October, 2005, intense competition in the industry has impaired the Company's ability to pass all of these cost increases along to its customers.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

     Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include: the Company's ability to comply with the terms of the financing documents to which it is a party, the Company's ability to generate sufficient Eligible Accounts Receivable and Eligible Inventory, net of the Availability Reserve (all as defined in the 2005 Credit Agreement) to maintain adequate Availability to meet its liquidity needs, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, including, but not limited to, imported furniture and furniture coverings sold into the U.S. domestic market, foreign currency exchange rates, changes in customers' ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign currency risk

     Approximately 4.4% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

     At  July 1,  2006,  the  Company  had the  following  derivative  financial instruments outstanding:
                                                 Notional    Weighted
                                                Amount in     Average     Notional    Fair Value
          Type of                                 Local      Contract    Amount in       Gain
        Instrument               Currency        Currency      Rate     U.S. Dollars   (Losses)     Maturity
        ----------               --------        --------      ----     ------------   --------     --------
Forward Contracts             Mexican Peso     17.0 million     11.02   $1.5 million   $  49,000   Nov. 2006
Forward Contracts             Brazilian Real    1.8 million      2.24   $0.8 million   $ (18,000)  Oct. 2006

     The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in an unrealized loss of approximately $0.2 million; whereas a 10% weakening of the U.S. dollar would result in an unrealized gain of approximately $0.3 million.

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt based on the Prime rate plus an Applicable Margin under the Company's 2005 Credit Agreement. As of July 1 2006, there were $34.8 million of borrowings outstanding under the 2005 Credit Agreement at floating rates, including some London Interbank Offered Rate (LIBOR) loans. Increases in short-term interest rates will increase the Company's interest expense. Prior to March 22, 2006, the effective date of Amendment No. 4 (as previously defined), the Company mitigated this risk in the short term by locking in a portion of its outstanding borrowings at LIBOR rates for up to six months. Amendment No. 5 restored the Company's ability to borrow at LIBOR rates. Based upon the balances outstanding as of July 1, 2006, an increase of 100 basis points in interest rates would increase annual interest expense by approximately $348,000.


Item 4.  CONTROLS AND PROCEDURES

     The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act and in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission. In addition, management has evaluated and concluded that during the most recent fiscal quarter covered by this report, there has not been any change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

         There has been no material change to the matters discussed in Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission as of March 31, 2006.

Item 1A. Risk Factors
         ------------

       The Company has concluded that there were no material changes during the first six months of 2006 that would warrant further disclosure beyond those matters discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and in Notes 1 and 6 to the Financial Statements included in this Form 10-Q filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

         None

Item 3. Defaults upon Senior Securities
        -------------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

       On May 25, 2006 an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The number of votes cast for, or against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

                                                         Withheld/     Broker
                                  For        Against     Abstained   Non-Votes
Election of directors             ---        -------     ---------   ---------

Sangwoo Ahn                    15,184,760      N/A        316,638      N/A
Larry A. Liebenow              15,222,055      N/A        279,343      N/A
Jerry I. Porras                15,230,605      N/A        270,793      N/A
Eriberto R. Scocimara          15,160,855      N/A        340,543      N/A

Item 5. Other Information
        -----------------

         None

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

                                          QUAKER FABRIC CORPORATION

Date: August 10, 2006                By:  /s/ Paul J. Kelly
      ---------------                     -----------------
                                     Paul J. Kelly
                                     Vice President - Finance
                                     and Treasurer (Principal Financial Officer)