Form 10-Q
period 2006-09-30
QUAKER FABRIC CORP /DE/
filed 2006-11-09
CIK 103341

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     As of November 8, 2006, 16,876,918 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

Table of Contents


                            QUAKER FABRIC CORPORATON
                          Quarterly Report on Form 10-Q
                        Quarter ended September 30, 2006

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets.........................................  2

         Consolidated Statements of Operations...............................  3

         Consolidated Statements of Comprehensive Loss.......................  3

         Consolidated Statements of Cash Flows...............................  4

         Notes to Consolidated Financial Statements..........................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 28

Item 4.  Controls and Procedures............................................. 29


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 30

Item 1A. Risk Factors........................................................ 30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 30

Item 3.  Defaults upon Senior Securities..................................... 30

Item 4.  Submission of Matters to a Vote of Security Holders................. 30

Item 5.  Other Information................................................... 30

Item 6.  Exhibits............................................................ 30

         Signatures.......................................................... 31

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share information)

                                                                                   September 30,     December 31,
                                                                                       2006              2005
                                                                                 ----------------   ----------------
Current assets:
    Cash and cash equivalents                                                    $           446    $           725
    Accounts receivable, less reserves of $2,188 and $1,463 at
     September 30, 2006 and December 31, 2005, respectively                               24,229             31,822
    Inventories                                                                           29,680             37,827
    Prepaid and deferred income taxes                                                          -                106
    Production supplies                                                                    1,743              1,904
    Prepaid insurance                                                                        153              1,212
    Other current assets                                                                   3,199              4,848
                                                                                 ----------------   ----------------
        Total current assets                                                              59,450             78,444
Property, plant and equipment, net                                                        89,838            131,177
Assets held for sale                                                                      17,669              6,483
Other assets                                                                               4,054              3,758
                                                                                 ----------------   ----------------
        Total assets                                                             $       171,011    $       219,862
                                                                                 ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of debt                                                      $        28,467    $        37,880
    Current portion of capital lease obligations                                             150                143
    Accounts payable                                                                      12,285             13,423
    Accrued expenses                                                                       7,656              8,337
                                                                                 ----------------   ----------------
        Total current liabilities                                                         48,558             59,783
Capital lease obligations, less current portion                                              516                629
Deferred income taxes                                                                      3,559             16,501
Other long-term liabilities                                                                1,711              1,785
Commitments and contingencies (Note 8)
Redeemable preferred stock:
    Series A convertible, $0.01 par value per share, liquidation
     preference $1,000 per share, 50,000 shares authorized, none issued                        -                  -
Stockholders' equity:
    Common stock, $0.01 par value per share, 40,000,000 shares authorized;
     16,876,918 and 16,826,218 shares issued and outstanding as of September
     30, 2006 and December 31, 2005, respectively                                            169                168
   Additional paid-in capital                                                             89,168             89,076
   Retained earnings                                                                      28,713             53,416
   Other accumulated comprehensive loss                                                   (1,383)            (1,496)
                                                                                 ----------------   ----------------
   Total stockholders' equity                                                            116,667            141,164
                                                                                 ----------------   ----------------
   Total liabilities and stockholders' equity                                    $       171,011    $       219,862
                                                                                 ================   ================

 The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                (Amounts in thousands, except per share amounts)

                                                     Three Months Ended         Nine Months Ended
                                                   ------------------------  ------------------------
                                                    Sept. 30,    Oct. 1,       Sept. 30,     Oct. 1,
                                                      2006         2005         2006         2005
                                                   ------------ -----------  -----------  -----------
Net sales                                          $   30,311   $  46,457    $ 119,471    $ 174,557
Cost of products sold                                  28,314      40,382      106,808      150,667
                                                   ------------ -----------  -----------  -----------
Gross profit                                            1,997       6,075       12,663       23,890
Selling, general and administrative expenses            9,161      10,533       28,340       35,248
Goodwill impairment                                         -           -            -        5,433
Restructuring and asset impairment charges              4,920       5,990       18,788        9,651
Gain on sale of fixed assets, net                        (439)          -         (377)           -
                                                   ------------ -----------  -----------  -----------
Operating loss                                        (11,645)    (10,448)     (34,088)     (26,442)
Other:
   Interest expense                                     1,079         754        2,761        2,197
   Early extinguishment of debt                             -           -            -        2,232
   Other, net                                             110          13          723          145
                                                   ------------ -----------  -----------  -----------
Loss before provision for income taxes                (12,834)    (11,215)     (37,572)     (31,016)
Benefit from income taxes                              (4,396)     (4,060)     (12,869)     (10,429)
                                                   ------------ -----------  -----------  -----------
Net loss                                           $   (8,438)  $  (7,155)   $ (24,703)   $ (20,587)
                                                   ============ ===========  ===========  ===========
Loss per common share - basic                      $    (0.50)  $   (0.43)   $   (1.46)   $   (1.22)
                                                   ============ ===========  ===========  ===========
Loss per common share - diluted                    $    (0.50)  $   (0.43)   $   (1.46)   $   (1.22)
                                                   ============ ===========  ===========  ===========
Weighted average shares outstanding - basic            16,877      16,826       16,866       16,826
                                                   ============ ===========  ===========  ===========
Weighted average shares outstanding - diluted          16,877      16,826       16,866       16,826
                                                   ============ ===========  ===========  ===========

 The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
                             (Amounts in thousands)

                                                                     Three Months Ended        Nine Months Ended
                                                                 ------------------------- -------------------------
                                                                  Sept. 30,     Oct. 1,     Sept. 30,     Oct. 1,
                                                                    2006         2005         2006          2005
                                                                 ------------ ------------ ------------  -----------
Net loss                                                         $   (8,438)   $  (7,155)   $ (24,703)   $ (20,587)
Other comprehensive income (loss)
  Foreign currency translation adjustments, net of tax
   provision of $30 and $50; $39 and $184 for the quarters
   and year to date September 30, 2006 and October 1, 2005,
   respectively                                                          58          137           74          546
  Unrealized loss on hedging instruments                                  -          (4)            -          (23)
                                                                 ------------ ------------ ------------  -----------
  Other comprehensive income (loss)                                      58          133           74          523
                                                                 ------------ ------------ ------------  -----------
Comprehensive loss                                               $   (8,380)   $  (7,022)   $ (24,629)   $ (20,064)
                                                                 ============ ============ ============  ===========

 The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)
                                                                                  Nine Months Ended
                                                                               -------------------------
                                                                                Sept. 30,      Oct. 1,
                                                                                  2006         2005
                                                                               -----------  ------------
Cash flows from operating activities:
  Net loss                                                                     $  (24,703)  $  (20,587)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
        Depreciation and amortization                                              11,283       12,978
        Amortization of unearned compensation                                           -          155
        Provision for bad debts                                                     1,191          245
        Deferred income taxes                                                     (12,942)      (8,539)
        Goodwill write-off                                                              -        5,432
        Asset impairments                                                          16,264        9,408
        (Gain) on sale of assets                                                     (377)           -
        Early extinguishment of debt                                                    -        2,232
        Write-off of deferred financing costs                                         456            -
        Prepayment penalty on extinguishment of long-term debt                          -       (1,990)
Changes in operating assets and liabilities:
  Accounts receivable                                                               6,445        7,097
  Inventories                                                                       8,181        2,126
  Prepaid expenses and other assets                                                 2,584          419
  Accounts payable, accrued expenses and other current liabilities                 (2,370)      (6,785)
  Other long-term liabilities                                                         (74)        (354)
                                                                               -----------  ------------
        Net cash provided by (used in) operating activities                         5,938        1,837
                                                                               -----------  ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                          (639)      (4,496)
  Proceeds from asset dispositions                                                  4,385            -
                                                                               -----------  ------------
        Net cash used in investing activities                                       3,746       (4,496)
                                                                               -----------  ------------
Cash flows from financing activities:
  Borrowings from revolving credit facility                                        78,036       34,900
  Repayments of revolving credit facility                                         (81,606)     (13,878)
  Repayment of term loan                                                           (5,843)     (40,000)
  Proceeds from issuance of term loan                                                   -       20,000
  Repayment of capital leases                                                        (106)           -
  Change in overdraft                                                                 551          139
  Capitalization of deferred financing costs                                       (1,124)      (1,978)
  Proceeds from exercise of common stock options, including tax benefits               93            -
                                                                               -----------  ------------
        Net cash provided by (used in) financing activities                        (9,999)        (817)
                                                                               -----------  ------------
Effect of exchange rates on cash                                                       36           81
                                                                               -----------  ------------
Net increase (decrease) in cash                                                      (279)      (3,395)
Cash and cash equivalents, beginning of period                                        725        4,134
                                                                               -----------  ------------
Cash and cash equivalents, end of period                                       $      446    $     739
                                                                               ===========  ============

 The accompanying notes are an integral part of these consolidated financial statements

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)

1. Operations

     Quaker Fabric Corporation and subsidiaries (the Company or Quaker) pdesigns, manufactures and markets woven upholstery fabrics primarily for residential furniture markets and specialty yarns for use in the production of its own fabrics and for sale to distributors of craft yarns and manufacturers of home furnishings and other products.

     On a comparative basis, the Company's sales have declined quarter-to-quarter in each of the nine consecutive fiscal quarters ending September 30, 2006. Primarily as a result of this decline in the Company's sales, Quaker also reported operating losses in each of those fiscal quarters.

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

     On November 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 6, dated as of September 29, 2006, to the 2005 Credit Agreement ("Amendment No. 6") to eliminate the two consecutive month minimum consolidated EBITDA covenants for the months of April through and including September 2006.

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

     The Company, as it announced on October 17, 2006, has reached a preliminary agreement on the terms of a refinancing transaction with Bank of America, N.A. and GB Merchant Partners, LLC that would provide the Company with approximately $50,000 of senior secured financing, subject to various conditions. The Company is negotiating with these lenders to reach definitive agreements with respect to the proposed financing. There can be no assurance that the proposed financing will be consummated on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers or agreements to forbear from the Company's existing lenders, the failure to obtain new financing would likely result in a further event of default under the 2005 Credit Agreement and the inability to borrow under the Revolving Credit Facility.

     As of September 30, 2006, there were $28,500 of loans outstanding under the 2005 Credit Agreement, including the remaining $13,200 Term Loan component, and approximately $4,500 of letters of credit. Unused availability under the 2005 Credit Agreement fluctuates daily and on September 30, 2006, unused availability was $2,100, net of the $4,000 Availability Reserve.

     In addition, the Company has substantial tangible assets, including significant investments in special-purpose machinery and equipment useful only in the production of certain types of yarns or fabrics. A reduction in demand for the Company's products, changes in the Company's product mix or changes in the various internally-produced components used in the production of the Company's novelty yarns or fabrics could result in the idling of some or all of this equipment, requiring the Company to test for impairment of these assets. Depending upon the outcome of these tests, the Company could be required to write-down all or a portion of these assets, resulting in a corresponding reduction in Quaker's earnings and net worth. During 2005, this testing process resulted in the need for Quaker to write down by $10,200, buildings, machinery and equipment determined to be impaired. The Company also wrote down by $3,900 and $16,264 assets determined to be impaired during the third quarter and first nine months of 2006, respectively.

Note 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements for the year ended December 31, 2005 and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Quaker Fabric Corporation and Subsidiaries (the "Company"). Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no impact on the Company's financial position or results of operations.

Loss Per Common Share

     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For diluted loss per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to losses for the nine months ended September 30, 2006 and October 1, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the three months ended September 30, 2006 and October 1, 2005 would have been 0 and 21, respectively. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                   Three Months Ended       Nine Months Ended
                                                 -----------------------  -----------------------
                                                  Sept. 30,    Oct. 1,      Sept. 30,    Oct. 1,
                                                    2006        2005        2006         2005
                                                 ----------- -----------  ----------  -----------
                                                                 (In thousands)

Weighted average common shares outstanding          16,877      16,826      16,866       16,826
Dilutive potential common shares                         -           -           -            -
                                                 ----------- -----------  ----------  -----------
Weighted average common shares outstanding and
 dilutive potential common share                     16,877      16,826      16,866       16,826
                                                 =========== ===========  ==========  ===========
Antidilutive options                                 2,612       2,996       2,650        2,898
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

     A summary of the Company's restructuring and asset impairments charges by period is below:

                                                          Three Months Ended October 1, 2005
                                                          ----------------------------------
                                        Balance          Cost          Cash          Non-Cash         Balance
                                     July 2, 2005      Incurred      Payments      Adjustments     Oct. 1, 2005
                                     ------------      --------      --------      -----------     ------------
Employee severance costs             $        243      $      -      $   (167)     $         -     $         76
Asset impairments                               -         5,990             -           (5,990)               -
Restructuring professional fees                 -             -             -                -                -
Plant consolidation costs                       -             -             -                -                -
                                     ------------      --------      --------      -----------     ------------
                                     $        243      $  5,990      $   (167)     $    (5,990)    $         76
                                     ============      ========      ========      ===========     ============


                                                          Three Months Ended September 30, 2006
                                                          -------------------------------------
                                        Balance         Cost          Cash          Non-Cash         Balance
                                     July 1, 2006      Incurred      Payments      Adjustments    Sept. 30, 2006
                                     ------------      --------      --------      -----------     ------------
Employee severance costs             $         47      $    247      $   (101)     $         -     $        193
Asset impairments                               -         3,931             -           (3,931)               -
Restructuring professional fees                89           543          (502)               -              130
Plant consolidation costs                       -           199          (199)                                -
                                     ------------      --------      --------      -----------     ------------
                                     $        136      $  4,920      $   (802)     $    (3,931)    $        323
                                     ============      ========      ========      ===========     ============


                                                          Nine Months Ended October 1, 2005
                                                          ---------------------------------
                                       Balance           Cost          Cash          Non-Cash        Balance
                                     Jan. 2, 2005      Incurred      Payments      Adjustments     Oct. 1, 2005
                                     ------------      --------      --------      -----------     ------------
Employee severance costs             $          -      $    243      $   (167)     $         -     $         76
Asset impairments                               -         9,408             -           (9,408)               -
Restructuring professional fees                 -             -             -                -                -
Plant consolidation costs                       -             -             -                -                -
                                     ------------      --------      --------      -----------     ------------
                                     $          -      $  9,651      $   (167)     $    (9,408)    $         76
                                     ============      ========      ========      ===========     ============



                                                        Nine Months Ended September 30, 2006
                                                        ------------------------------------
                                       Balance          Cost           Cash         Non-Cash         Balance
                                     Jan. 1, 2006      Incurred      Payments      Adjustments    Sept. 30, 2006
                                     ------------      --------      --------      -----------     ------------
Employee severance costs             $         25      $    639      $   (471)     $         -     $        193
Asset impairments                               -        16,264             -          (16,264)               -
Restructuring professional fees                 -         1,425        (1,295)                              130
Plant consolidation costs                       -           460          (460)               -                -
                                     ------------      --------      --------      -----------     ------------
                                     $         25       $18,788      $ (2,226)    $    (16,264)    $        323
                                     ============      ========      ========      ===========     ============

2005 Restructuring

     During the third quarter of 2005, the Company reduced its production capacity by idling certain manufacturing equipment. As a result of this change, the Company evaluated this idled equipment for impairment, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based upon the projected gross cash flows expected from this equipment, the Company determined that these assets were impaired and recorded an impairment charge of $3,419. The Company also reduced its workforce during the third quarter of 2005 and recorded $243 of employee termination costs, which included severance costs with respect to sixteen affected employees.

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

     During the fourth quarter of 2005, the Company idled all of the manufacturing equipment at its Somerset, Massachusetts facility and decided to offer the building for sale and to move the machinery and equipment into another facility at such time as the facility was sold. This facility manufactured chenille yarns. The net book value of the machinery and equipment idled was approximately $4,300. This equipment was evaluated for impairment as of December 31, 2005 and it was determined that an impairment charge of $1,385 was required. The building was also evaluated for impairment as of December 31, 2005 and the Company determined that no impairment charge was required. During the fourth quarter 2005, the Company also recorded an additional $154 asset impairment charge related to its manufacturing facility at 763 Quequechan Street in Fall River, Massachusetts.

2006 Restructuring

     During the third quarter of 2006, the Company continued to consolidate its operations as a result of continued weakness in its domestic sales. The principal objective of these efforts is to reduce the Company's manufacturing and operating costs by consolidating operations at its six existing manufacturing facilities into two facilities. As a result, a significant amount of equipment will be idled and offered for sale. Also, the Company has offered for sale three owned manufacturing facilities and its corporate headquarters and research and development facility. The Company evaluated these facilities and equipment for impairment, in accordance with SFAS No. 144. Based upon the projected gross cash flows expected from these assets, the Company determined that these assets were impaired and recorded an impairment charge of $3,424. Also, the Company recorded an additional impairment charge of $507 during the third quarter related to the 60 acres of land currently held for sale. This land previously had a book value of $4,007, which was approximately the fair market value based upon independent appraisals. This land has been offered for sale for over one year and recently the Company entered into a letter of intent to sell the majority of the property for $3,200. The Company is also negotiating with a second purchaser for the remaining property and anticipates realizing an additional $300. The land was therefore written down in the third quarter of 2006 to its estimated sales value of $3,500.

     During the third quarter of 2006, the Company also incurred $199 of plant consolidation expenses as a result of moving equipment and preparing facilities and equipment for sale. The Company anticipates that the consolidation of facilities will be completed by the third quarter of 2007 and that cash payments for these expenses will be approximately $1,700 during the balance of 2006. Management estimates that upon completion of this consolidation plan, fixed manufacturing and overhead costs will be reduced by $2,100 on an annualized basis.

     In accordance with Amendment No. 5 to the 2005 Credit Agreement, the Company engaged Alvarez & Marsal to assist the Company in implementing its restructuring and consolidation plan. Expenses incurred during the third quarter of 2006 for these services were $543. The Company expects to continue working with Alvarez & Marsal at least through year-end 2006.

     The Company also reduced its workforce during the third quarter of 2006 and recorded $247 of employee termination costs, consisting of severance costs with respect to twenty-four affected employees.


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

     Inventories consisted of the following:

                                              Sept. 30,        Dec. 31,
                                                 2006            2005
                                            ---------------  --------------
                                            $       16,780   $      22,504
     Raw materials
     Work-in-process                                 5,414           6,120
     Finished goods                                 10,577          12,169
                                            ---------------  --------------
       Inventory at FIFO                            32,771           40,793
     LIFO adjustment                                (3,091)         (2,966)
                                            ---------------  --------------
       Inventory at LIFO                    $       29,680   $      37,827
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

     Net sales to unaffiliated customers by major geographical area were as follows:

                            Three Months Ended       Nine Months Ended
                          ----------------------- ------------------------
                          Sept. 30,    Oct. 1,    Sept. 30,     Oct. 1,
                            2006         2005        2006         2005
                          ----------  ----------- -----------  -----------
                                          (In thousands)
United States             $ 24,951    $  40,150   $ 101,044    $ 152,670
Canada                       1,468        2,222       5,630        7,867
Mexico                       1,370        1,401       4,297        4,435
Middle East                    210          344       1,205        1,744
South America                1,075          938       3,503        2,971
Europe                         418          565       1,703        2,197
All Other                      819          837       2,089        2,673
                          ----------  ----------- -----------  -----------
                          $ 30,311    $  46,457   $ 119,471    $ 174,557
                          ==========  =========== ===========  ===========

     Net sales by product category are as follows:

                         Three Months Ended       Nine Months Ended
                       ----------------------- ------------------------
                       Sept. 30,    Oct. 1,    Sept. 30,     Oct. 1,
                         2006         2005        2006         2005
                       ----------  ----------- -----------  -----------
                                       (In thousands)
Fabric                 $ 29,805    $  42,100   $ 115,795    $ 154,312
Yarn                        506        4,357       3,676       20,245
                       ----------  ----------- -----------  -----------
                       $ 30,311    $  46,457   $ 119,471    $ 174,557
                       ==========  =========== ===========  ===========



Note 6 - DEBT

     Debt consists of the following:

                                                             Sept. 30,          Dec. 31,
                                                               2006              2005
                                                         ----------------  ---------------
Senior Secured Revolving Credit Facility                 $       15,310    $        18,880
Term Loan payable in quarterly principal installments
 through May 1, 2006 and monthly installments
 thereafter, plus interest, over a 5 year period
 beginning November 1, 2005                                      13,157             19,000
                                                         ----------------  ---------------
Total Debt                                               $       28,467    $        37,880
Less: Current Portion of Term Loan                               13,157             19,000
      Current Portion of Senior Secured
       Revolving Credit Facility                                 15,310             18,880
                                                         ----------------  ---------------
Total Long-Term Debt                                     $            -    $             -
                                                         ================  ===============

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

     Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker's accounts receivable and inventory, minus an Availability Reserve (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at the prime rate plus Applicable Margin and until October 21, 2005 the Applicable Margin was 0.75% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 0.25% to 1.0% for prime rate advances. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 2.25% until

October 21, 2005, with quarterly adjustments ranging from 1.75% to 2.5% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. Amendment No. 5 (as hereinafter defined) reinstated the Company's ability to request, convert and continue LIBOR rate loans, and increased the interest rates payable by the Company on all outstanding balances by 200 basis points. As of September 30, 2006, the weighted average interest rates of the advances outstanding was 11.25%.

     The Revolving Credit Facility has a term of five years which expires on May 18, 2010. Effective March 22, 2006, the 2005 Credit Agreement requires that all funds in the Company's cash operating account be applied daily to the payment of outstanding advances under the Revolving Credit Facility.

       The Term Loan bears interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 1.50% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement with the Applicable Margin for prime rate advances ranging from 1.00% to 1.75%. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 3.0% until October 21, 2005, with quarterly adjustments ranging from 2.5% to 3.25% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. Amendment No. 5 (as hereinafter defined) reinstated the Company's ability to request, convert and continue LIBOR rate loans, and increased the interest rates payable by the Company on all outstanding balances by 200 basis points. As of September 30, 2006, the weighted average interest rates of the advances outstanding was 11.25%. As of September 30, 2006, the weighted average interest rate of the Term Loan was 12.0%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis until May 1, 2006 and monthly thereafter. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. During the third quarter of 2006, the Company sold certain equipment and applied the proceeds of $1,392 to reduce the Term Loan. Also, on July 18, 2006, The Company sold its facility located at 3129 County Street, Somerset, Massachusetts for $1,132, net of expenses. In accordance with Amendment No. 5, 50% of the proceeds or $566 was applied to the Term Loan. As of September 30, 2006, remaining principal payments under the Term Loan are as follows:

             Fiscal Year

             ----------------------------------
             2006                                          $ 1,000
             2007                                            4,000
             2008                                            4,290
             2009                                            3,867
             2010                                                -
                                                       ------------
                                                          $ 13,157
                                                       ============

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

     On March 22, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Waiver and Amendment No. 4, effective as of March 22, 2006, to the 2005 Credit Agreement (Amendment No. 4) to (i) waive certain Specified Defaults arising out of the Company's failure to comply with the two
(2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal February and the Company's anticipated failure to deliver audited financial statements without qualification or expression of concern as to the uncertainty of the Parent to continue as a going concern within ninety (90) days of the end of Fiscal 2005, (ii) add a new provision with respect to the Company's retention of an Additional Financial Consultant (as defined in Amendment No. 4) to perform certain specific services set forth in Amendment No. 4, (iii) increase the Availability Reserve from $7,500 to $8,500 during the period commencing on March 22, 2006 and ending on May 1, 2006 (advances under the Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus the Availability Reserve), (iv) eliminate the two (2) consecutive month minimum consolidated EBITDA covenant for the two month period ending at the end of Fiscal March, (v) change the amortization schedule on the Term Loan from quarterly to monthly, effective June 1, 2006, (vi) require that the net proceeds of any asset sales be applied to the remaining scheduled installments of principal under the Term Loan in the inverse order of their maturity, rather than pro rata, (vii) by no later than May 12, 2006, provide the lenders with weekly 13-week cash flow forecasts and a revised 2006 business plan, (viii) require that all cash received by the Company be applied daily to the reduction of the Company's obligations under the Revolving Credit Facility, requiring the

Company to re-borrow funds more frequently to meet its liquidity requirements,
(ix) end the Company's ability to request, convert or continue any LIBOR rate loans, and (x) require the Company to reimburse not only the Administrative Agent but also the other lenders for all out-of-pocket expenses incurred in connection with the preparation of Amendment No. 4 and the on-going administration of the Loan Documents. In addition, the Company also agreed to pay an amendment fee of $125 in exchange for the amendment and a $2,500 reduction in the Total Commitment (as defined in the 2005 Credit Agreement), bringing the Total Commitment down to $30,000, effective March 22, 2006. In accordance with EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, the Company expensed $55 of debt issuance costs associated with this reduction in the Revolving Credit Facility, which is included in "Other Expenses."

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

     On November 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 6, dated as of September 29, 2006, to the 2005 Credit Agreement ("Amendment No. 6") to eliminate the two consecutive month minimum consolidated EBITDA covenants for the months of April through and including September 2006.

     As of September 30, 2006, there were $28,467 of loans outstanding under the 2005 Credit Agreement, including the $13,157 term loan component, approximately $4,500 of letters of credit and unused availability of approximately $2,100, net of the Availability Reserve, which includes the $4,000 Availability Reserve required by Amendment No. 5. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

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

     The Company, as it announced on October 17, 2006, has reached a preliminary agreement on the terms of a refinancing transaction with Bank of America, N.A. and GB Merchant Partners, LLC that would provide the Company with approximately $50,000 of senior secured financing, subject to various conditions. The Company is negotiating with these lenders to reach definitive agreements with respect to the proposed financing. There can be no assurance that the proposed financing will be consummated on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers or agreements to forbear from the Company's existing lenders, the failure to obtain new financing would likely result in a further event of default under the 2005 Credit Agreement and the inability to borrow under the Revolving Credit Facility.


Note 7 - ACCOUNTING FOR STOCK-BASED COMPENSATION

     Accounting for Stock-Based Compensation. Prior to January 1, 2006 the Company accounted for its stock option plans under APB 25 as well as provided disclosure of stock based compensation as outlined in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"). SFAS 123 required disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. The Company adopted Financial Accounting Standards Board Statement No. 123R "Share Based Payment" ("SFAS 123R") effective January 1, 2006 using the modified prospective method. No unvested stock options were outstanding as of December 31, 2005. No stock options were granted and no modifications to outstanding options were made during the nine months ended September 30, 2006.

     Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net loss and loss per common share would have been as follows:

                                                                          Three Months      Nine Months
                                                                             Ended             Ended
                                                                           Oct. 1, 2005     Oct. 1, 2005
                                                                          ------------      ------------
                                                                           In thousands)  (In thousands)
                                                                          ------------      ------------
                                                                            (Unaudited)     (Unaudited)
Loss, as reported                                                         $     (7,155)     $    (20,587)
Add: Stock-based employee compensation expense included in net
   income, net of related tax effects                                               33                98
Less: Stock-based employee compensation expense determined under
   Black-Scholes option pricing model, net of related tax effects                 (225)             (689)
                                                                          ------------      ------------
Pro forma loss:                                                           $     (7,347)     $    (21,178)
                                                                          ============      ============
Loss per common share - basic
   As reported                                                            $      (0.43)     $      (1.22)
   Pro forma                                                              $      (0.44)     $      (1.26)

Loss per common share - diluted
   As reported                                                            $      (0.43)     $      (1.22)
   Pro forma                                                              $      (0.44)     $      (1.26)


     The Company has several stock option plans (the "Plans") in effect that provide for the granting of non-qualified stock options and other equity-based incentives to directors, officers, and employees of the Company. Options under the Plans are generally granted at fair market value and vesting is determined by the Board of Directors.

     A summary of the Company's stock option activity is as follows:

                                            Nine Months Ended                      Fiscal Year Ended
                                            -----------------                      -----------------
                                             Sept. 30, 2006                Dec. 31,  2005          Jan. 1, 2005
                                             --------------                --------------          ------------
                                                        Weighted                  Weighted                    Weighted
                                           Number        Avg.          Number       Avg.          Number        Avg.
                                             of         Exercise        of        Exercise          of        Exercise
                                           Shares        Price         Shares       Price         Shares       Price
                                           ------      --------        ------     --------        ------      --------
Options outstanding, beginning of year
                                            3,007       $7.57          3,147        $7.58          3,218         $7.57
Granted                                         -           -              -            -             10         $9.12
Exercised                                      51       $1.37              -            -            (30)        $5.31
Forfeited                                     344       $7.25           (140)       $7.79            (51)        $8.52
                                           ------      --------        ------     --------        ------      --------
Options outstanding, end of year            2,612       $7.73          3,007        $7.57          3,147         $7.58
Options exercisable                         2,612       $7.73          3,007            -          2,125         $7.50
Options available for grant                 2,118           -          1,766            -          1,633             -
Weighted  average fair value per share
 of options granted                             -           -              -            -              -         $4.25

     The following table summarizes information for options outstanding and exercisable at September 30, 2006:

                                             Weighted       Weighted                     Weighted
                                             Average         Average                      Average
                                Options      Exercise    Remaining Life     Options      Exercise
                              Outstanding     Price        (in years)     Exercisable      Price
                              -----------    ---------   --------------   -----------    ----------
$1.78 - 3.53                            2      $ 2.75              0.0            2         $ 2.75
$3.54 - 5.30                          447        4.23              3.9          447           4.23
$5.31 - 7.07                          667        6.42              5.1          667           6.42
$7.08 - 8.84                          607        8.02              4.1          607           8.02
$8.85 - 10.60                         798        9.62              4.1          798           9.62
$12.37 - 14.14                         30       13.00              1.8           30          13.00
$15.90 - 17.67                         61       17.67              1.7           66          17.67
                              -----------    ---------   --------------   -----------    ----------
                                    2,612      $ 7.73              4.2        2,612         $ 7.73
                              ===========    =========   ==============   ===========    ==========

Note 8 - COMMITMENTS AND CONTINGENCIES

     (a) Litigation. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

     (b) Environmental Cleanup Matters. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection (MADEP) to install air pollution control equipment on three exhaust stacks at one of its manufacturing plants in Fall River, Massachusetts. Management anticipates that the costs associated with the acquisition and installation of the equipment will total approximately $900. The required pollution control equipment is installed on two of the three exhaust stacks, and the Company reached an agreement with MADEP extending the date by which the equipment required on the third stack must be installed to October 2007. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

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

Note 10 - DEFERRED COMPENSATION PLAN

     The Company maintains a deferred compensation plan for certain senior executives of the Company. Prior to 2005, benefits payable upon retirement were grossed up by the Company's marginal tax rate. During the first quarter of 2005, the Company reduced Other Long-term Liabilities and Selling, General, and Administrative expenses by approximately $575, primarily due to four executives contractually waiving their rights to have their benefit grossed up by the marginal tax rate. During the fourth quarter of 2005, the remaining executives waived their right to have their benefit grossed up, resulting in an additional reduction in Other Long-Term Liabilities and Selling, General and Administrative expenses of $215.


Note 11 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS 157 is effective for us as of January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial position and results of operations.

     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, the application of SAB No. 108 will have on the consolidated financial statements.


Note 12 - ASSETS HELD FOR SALE

     During the second half of 2005, the Company idled certain manufacturing equipment and decided to offer two owned facilities for sale. The land, buildings and improvements were written down to management's estimate of fair market value and placed with a real estate broker. Subsequently, the Company entered into agreements during the first quarter of 2006 to sell its Quequechan Street facility in Fall River and its County Street facility in Somerset, Massachusetts for $1,400 and $1,700, respectively. The Quequechan Street facility sold in June 2006 for $1,400 less expenses of $118 and the County Street facility sold in July 2006 for $1,625. The Company sold the County Street facility for a gain of $367. In addition, the Company has 60 acres of unimproved land purchased in 1998, which has been placed with a real estate broker for sale. This land is stated at estimated fair market value based upon management's estimate of the expected proceeds to be received upon sale of the property. The Company wrote down the book value of this land to $3,500 during the third quarter of 2006. During the third quarter of 2006, the Company decided to offer three manufacturing facilities and its administrative office and R&D facility for sale. A real estate broker is currently actively marketing these four properties which have an aggregate book value of $14,169. The book value of three of the properties is less than the estimated fair market value of these properties based upon an independent appraisal. The book value of the fourth property was written down to fair market value based on an independent appraisal during the third quarter of 2006.

     Assets held for sale consist of the following:

                                                                       Sept. 30,         Dec. 31,
                                                                         2006             2005
                                                                    ---------------   ---------------
60 Acres of Unimproved Land in Fall River, Massachusetts                 $ 3,500         $ 4,008
Land, Buildings and Improvements                                          14,169           2,398
Equipment                                                                      -              77
                                                                    ---------------   ---------------
                                                                         $17,669         $ 6,483
                                                                    ===============   ===============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to January 1. "Fiscal 2005" was a 52 week period ended December 31, 2005 and "Fiscal 2006" will be a 52 week period ending December 30, 2006. The first nine months of Fiscal 2005 and Fiscal 2006 ended October 1, 2005 and September 30, 2006, respectively.

Critical Accounting Policies
----------------------------

     The Company has concluded that there were no material changes during the first nine months of 2006 that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS 157 is effective for us as of January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its financial position and results of operations.

     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, the application of SAB No. 108 will have on the consolidated financial statements.

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

     Competitive factors in the industry include product design, product pricing, customer service and quality. Competition from lower cost imported products has increased, particularly from those products coming into the United States from China. Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company's financial condition and operating performance. Incoming orders during the first nine months of 2006 were down approximately 26.3% compared to the first nine months of 2005. The total backlog of fabric and yarn products at the end of the first nine months of 2006 was $10.0 million, down $5.8 million or 36.8% compared to that of a year ago, with the dollar value of the yarn backlog down $0.9 million or 67.0% and the dollar value of the fabric backlog down $4.9 million or 33.9%.

Results of Operations - Quarterly Comparison
---------------------

     Net Sales. Net sales for the third quarter of 2006 decreased $16.2 million, or 34.8%, to $30.3 million from $46.5 million in the third quarter of 2005. Net fabric sales within the United States decreased 31.6%, to $24.5 million in the third quarter of 2006 from $35.8 million in the third quarter of 2005, as a result of continued competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and "kit" form, primarily from low labor cost countries in Asia. Net foreign sales of fabric decreased 15.6%, to $5.3 million in the third quarter of 2006 from $6.3 million in the third quarter of 2005. This decrease in foreign sales was due primarily to lower sales in Canada. Canadian furniture manufacturers sell furniture into both the United States and Canadian markets where strong competition from imported faux suede fabrics and leather continued during the third quarter of 2006 and contributed to a more difficult competitive environment. Sales to the Middle East were also down due to unrest in the area. Net yarn sales decreased to $0.5 million in the third quarter of 2006 from $4.4 million in the third quarter of 2005, with the decrease in the third quarter of 2006 principally due to lower craft yarn sales to a single customer. Sales to this customer accounted for 0.0% of third quarter 2006 and 70.2% of third quarter 2005 yarn sales.

     The gross volume of fabric sold decreased 32.8%, to 4.7 million yards in the third quarter of 2006 from 7.1 million yards in the third quarter of 2005. The weighted average gross sales price per yard increased 4.8%, to $6.33 in the third quarter of 2006 from $6.04 in the third quarter of 2005, as a result of product mix changes. The Company sold 17.4% fewer yards of middle to better-end fabrics and 56.5% fewer yards of promotional-end fabrics in the third quarter of 2006 than in the third quarter of 2005. The average gross sales price per yard of middle to better-end fabrics decreased by 1.8%, to $7.16 in the third quarter of 2006 from $7.29 in the third quarter of 2005. The average gross sales price per yard of promotional-end fabrics decreased by 4.9%, to $3.92 in the third quarter of 2006 from $4.12 in the third quarter of 2005.

     Gross Margin. The gross margin percentage for the third quarter of 2006 decreased to 6.6%, from 13.1% for the third quarter of 2005. Sales declined by approximately 35% and fixed costs decreased by 16% resulting in higher fixed costs per unit and a decline of 520 basis points. Higher variable manufacturing costs contributed approximately 40 basis points to the margin decline and higher return and allowance charges contributed 90 basis points.

     Restructuring and Impairment Charges. During the three month period ended September 30, 2006, the Company reported a restructuring charge of $4.9 million consisting of: $3.9 million of asset impairments, $0.5 million for professional fees required by Amendment Nos. 4 and 5 to the 2005 Credit Agreement, $0.2 million of plant consolidation expenses and $0.2 million for employee termination costs consisting of severance costs payable to twenty-four affected employees.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9.2 million in the third quarter of 2006 as compared to $10.5 million in the third quarter of 2005, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions. Third quarter 2006 selling, general and administrative expenses reflect a $0.8 million decrease in payroll and fringe benefits, a $0.3 million decrease in commissions related to lower sales, and a $0.2 million decrease in fabric sampling expenses. Selling, general and administrative expenses as a percentage of net sales were 30.2% and 22.7% in the third quarters of 2006 and 2005, respectively.

     Interest Expense. Interest expense was approximately $1.1 million in the third quarter of 2006 and $0.8 million in the third quarter of 2005 respectively. The increase was due to higher interest rates.

     Effective Tax Rate. The Company's effective tax rate was a benefit of 34.25% in the third quarter of 2006 compared to a benefit of 36.2% in the third quarter of 2005. The effective tax rate in the third quarter of 2006 was lower due to lower levels of estimated federal and state tax credits for 2006.

Results of Operations - Nine-Month Comparison
---------------------

     Net Sales. Net sales for the first nine months of 2006 decreased $55.1 million, or 31.6%, to $119.5 million from $174.6 million in the first nine months of 2005. Net fabric sales within the United States decreased 26.4%, to $97.5 million in the first nine months of 2006 from $132.4 million in the first nine months of 2005, as a result of continued competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and "kit" form, primarily from low labor cost countries in Asia. Net foreign sales of fabric decreased 16.3%, to $18.3 million in the first nine months of 2006 from $21.9 million in the first nine months of 2005. This decrease in foreign sales was due primarily to lower sales in Canada. Canadian furniture manufacturers sell furniture into both the United States and Canadian markets where strong competition from imported faux suede fabrics and leather continued during the first nine months of 2006 and contributed to a more difficult competitive environment. Sales to the Middle East were also down due to unrest in the area. Net yarn sales decreased to $3.7 million in the first nine months of 2006 from $20.2 million in the first nine months of 2005, with the decrease in the first nine months of 2006 principally due to lower craft yarn sales to a single customer. Sales to this customer accounted for 0.0% of first nine months 2006 yarn sales and 81.1% of first nine months 2005 yarn sales.

     The gross volume of fabric sold decreased 30.0%, to 18.5 million yards in the first nine months of 2006 from 26.4 million yards in the first nine months of 2005. The weighted average gross sales price per yard increased 5.6%, to $6.20 in the first nine months of 2006 from $5.87 in the first nine months of 2005, as a result of both a general price increase effective April 2005 and product mix changes. The Company sold 17.1% fewer yards of middle to better-end fabrics and 48.5% fewer yards of promotional-end fabrics in the first nine months of 2006 than in the first nine months of 2005. The average gross sales price per yard of middle to better-end fabrics increased by 0.6%, to $7.16 in the first nine months of 2006 from $7.12 in the first nine months of 2005. The average gross sales price per yard of promotional-end fabrics decreased by 1.7%, to $3.99 in the first nine months of 2006 from $4.06 in the first nine months of 2005.

     Gross Margin. The gross margin percentage for the first nine months of 2006 decreased to 10.6%, from 13.7% for the first nine months of 2005. Sales declined by approximately 32% and fixed costs decreased by 20%, resulting in higher fixed costs per unit and a decline of 310 basis points.

     Restructuring and Impairment Charges. During the nine month period ended September 30, 2006, the Company reported a restructuring charge of $18.8 million consisting of: $16.3 million of asset impairments, $1.4 million for professional fees required by Amendment Nos. 4 and 5 to the 2005 Credit Agreement, $0.5 million of plant consolidation expenses and $0.6 million for employee termination costs consisting of severance costs payable to forty-nine affected employees.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $28.3 million in the first nine months of 2006 as compared to $35.2 million in the first nine months of 2005, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions. The first nine months of 2005 benefited by a reduction in deferred compensation liability of $575 as discussed in Note 10 to the Consolidated Financial Statements. Excluding the effect of this adjustment, selling, general and administrative expenses declined $7.5 million, from $35.8 million to 28.3 million. The reduction in selling, general and administrative expenses reflects a $3.0 million decrease in payroll and fringe benefits, a $1.1 million decrease in commissions related to lower sales, a $0.9 million decrease in fabric sampling expenses, and a $2.5 million reduction in "all other expenses" as part of the Company's overall cost reduction program. Selling, general and administrative expenses as a percentage of net sales were 23.7% and 20.2% in the first nine months of 2006 and 2005, respectively.

     Interest Expense. Interest expense was approximately $2.8 million in the first nine months of 2006 and $2.2 million in the first nine months of 2005, respectively. The increase was due to higher interest rates.

     Effective Tax Rate. The Company's effective tax rate was a benefit of 34.25% in the first nine months of 2006 compared to a benefit of 33.62% in the first nine months of 2005. The effective tax rate in the first nine months of 2006 was lower due to lower levels of estimated federal and state tax credits for 2006.


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

     A key objective of the restructuring plan the Company has in place is to stabilize revenues from Quaker's core domestic residential business while simultaneously working to generate incremental sales from the new product and new market initiatives the Company has been pursuing. These initiatives include the launch of an initial collection of fabrics designed and developed by Quaker but manufactured outside the U.S. through the new strategic relationship put in place in January 2006 as well as the roll-out of an offshore sourcing program intended to allow Quaker to supplement the woven fabrics in its product line with other upholstery products, such as velvets and faux suedes, that the Company does not have the equipment to make itself. These complementary offshore sourcing programs are intended to allow the Company to recapture at least a portion of the domestic residential business it has lost to imported products over the past several years.

     Simultaneously, Quaker intends to generate revenues based on its U.S. production by continuing to aggressively develop other products that for both strategic and economic reasons are best produced in the Company's Fall River-based manufacturing facilities. These include Quaker's new outdoor fabric and contract furniture programs, which are intended to build revenues by leveraging the Company's technological expertise to expand the markets it serves, as well as fabrics for those domestic and international residential customers in need of a strong U.S.-based fabric mill to meet their requirements for high quality, innovative products with relatively short delivery lead times. The Company also intends to expand its presence in the novelty yarn market. On the cost reduction front, Quaker intends to continue to consolidate its Fall River manufacturing operations into fewer facilities, actively market its excess real estate and other excess assets, improve its quality performance and productivity levels and be increasingly innovative and flexible while at the same time keep operating costs as low as possible and generate positive operating cash flows through careful inventory control.

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

     The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow supplemented at times by borrowings under the Company's revolving credit facilities. The Company's net cash provided by (used in) operating activities was $5.9 million, and $1.8 million in the first nine months of 2006 and 2005, respectively. Cash provided by operating activities increased during 2006 due principally to a net increase in operating assets and liabilities of $12.3 million, $6.9 million of asset impairments and $0.9 million in the provision for bad debts offset by a $4.1 million reduction in net income, a $4.4 million reduction in deferred income taxes, a $5.4 million reduction in goodwill write off, a $1.7 million reduction in depreciation and amortization, and a $0.4 million gain on sale of assets.

     Capital expenditures for the first nine months of 2006 and 2005 were $0.6 million and $4.5 million, respectively. Capital expenditures were funded by operating cash flow and borrowings under the Company's 2005 Credit Agreement during 2006 and 2005. Management anticipates that capital expenditures for new projects will not exceed $1.0 million in 2006, consisting principally of facilities-related expenditures. Capital expenditures are restricted under the 2005 Credit Agreement and may not exceed $10.0 million in Fiscal 2006.

     As of September 30, 2006, the Company had $28.5 million outstanding under the 2005 Credit Agreement, $4.5 million of letters of credit and unused availability of approximately $2.1 million, net of the Availability Reserve. As of October 1, 2005, the Company had $51.9 million outstanding under the 2005 Credit Agreement, $4.7 million of letters of credit and unused availability of approximately $6.0 million, net of the Availability Reserve. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

     Debt consists of the following:

                                                                   Sept. 30,             Dec. 31,
                                                                     2006                 2005
                                                                ---------------      ----------------
                                                                            (In thousands)

Senior Secured Revolving Credit Facility                          $     15,310          $      18,880
Term Loan payable in quarterly principal installments
  through May 1, 2006 and monthly installments
  thereafter, plus interest, over a 5 year period
  beginning November 1, 2005                                            13,157                 19,000
                                                                ---------------      ----------------
Total Debt                                                        $     28,467          $      37,880
   Less: Current Portion of Term Loan                                   13,157                 19,000
         Current Portion of Senior Secured Revolving
         Credit Facility                                                15,310                 18,880
                                                                ---------------      ----------------
Total Long-Term Debt                                              $          -          $           -
                                                                ===============      ================

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

     Advances to QFR under the Revolving Credit Facility are limited by a formula based on Quaker's accounts receivable and inventory, minus an Availability Reserve (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances made under the Revolving Credit Facility bear interest at the prime rate plus Applicable Margin and until October 21, 2005 the Applicable Margin was 0.75% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined in the 2005 Credit Agreement, with the Applicable Margin ranging from 0.25% to 1.0% for prime rate advances. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 2.25% until October 21, 2005, with quarterly adjustments ranging from 1.75% to 2.5% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. Amendment No. 5 (as hereinafter defined) reinstated the Company's ability to request, convert and continue LIBOR rate loans, and increased the interest rates payable by the Company on all outstanding balances by 200 basis points. As of September 30, 2006, the weighted average interest rates of the advances outstanding was 11.25%.

     The Revolving Credit Facility has a term of five years which expires on May 18, 2010. Effective March 22, 2006, the 2005 Credit Agreement requires that all funds in the Company's cash operating account be applied daily to the payment of outstanding advances under the Revolving Credit Facility.

     The Term Loan bears interest at the prime rate plus Applicable Margin and until October 21, 2005, the Applicable Margin was 1.50% for prime rate advances. Thereafter, the Applicable Margin is adjusted quarterly based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA, as defined, in the 2005 Credit Agreement with the Applicable Margin for prime rate advances ranging from 1.00% to 1.75%. When the 2005 Credit Agreement was initially put in place in May of 2005, LIBOR (London Interbank Offered Rate) rate loans were also permissible with respect to the Term Loan at an Applicable Margin of 3.0% until October 21, 2005, with quarterly adjustments ranging from 2.5% to 3.25% thereafter, based upon the Company's ratio of Consolidated Total Funded Debt to EBITDA. Amendment No. 4 (as hereinafter defined) eliminated QFR's ability to request, convert or continue LIBOR rate loans. Amendment No. 5 (as hereinafter defined) reinstated the Company's ability to request, convert and continue LIBOR rate loans, and increased the interest rates payable by the Company on all outstanding balances by 200 basis points. As of September 30, 2006, the weighted average interest rates of the advances outstanding was 11.25%. As of September 30, 2006, the weighted average interest rate of the Term Loan was 12.0%. Amortization of the Term Loan is over a five-year period beginning November 1, 2005, with payments of principal to be made on a quarterly basis until May 1, 2006 and monthly thereafter. In certain events, such as the sale of assets, proceeds must be used to prepay the Term Loan. During the third quarter of 2006, the Company sold certain equipment and applied the proceeds of $1,392 to reduce the Term Loan. Also, on July 18, 2007, The Company sold its facility located at 3129 County Street, Somerset, Massachusetts for $1,132, net of expenses. In accordance with Amendment No. 5, 50% of the proceeds or $566 was applied to the Term Loan. As of September 30, 2006, remaining principal payments under the Term Loan are as follows:

                     Fiscal Year           (In thousands)
                     -------------------   --------------
                         2006                     $ 1,000
                         2007                       4,000
                         2008                       4,290
                         2009                       3,867
                         2010                           -
                                            -------------
                                                  $13,157
                                            =============

     The 2005 Credit Agreement includes customary financial covenants, reporting obligations, and affirmative and negative covenants including, but not limited to, limitations on certain business activities of the Company and QFR and restrictions on the Company's and/or QFR's ability to declare and pay dividends, incur additional indebtedness, create certain liens, make capital expenditures, incur capital lease obligations, make certain investments, engage in certain transactions with stockholders and affiliates, and purchase, merge, or consolidate with or into any other corporation. QFR is prohibited under the 2005 Credit Agreement from paying dividends or otherwise transferring funds to the Company. Restricted net assets as of September 30, 2006 equal 100% of the net assets of the Company.

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

     On November 3, 2006, the Company and the other parties to the 2005 Credit Agreement entered into Amendment No. 6, dated as of September 29, 2006, to the 2005 Credit Agreement ("Amendment No. 6") to eliminate the two consecutive month minimum consolidated EBITDA covenants for the months of April through and including September 2006.

     As of September 30, 2006, there were $28.5 million of loans outstanding under the 2005 Credit Agreement, including the $13.2 million term loan component, approximately $4.5 million of letters of credit and unused availability of approximately $2.1 million, net of the Availability Reserve, as defined in the 2005 Credit Agreement. In accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor, all of the Company's outstanding debt under the 2005 Credit Agreement is classified as current.

     The Company's ability to meet its current obligations is dependent on: (i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2005 Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2005 Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve such as those reflected in Amendment Nos. 1 and 4 to the 2005 Credit Agreement, discussed above, reduce Availability and thus the Company's ability to borrow. In like manner, decreases in the Availability Reserve such as those reflected in Amendment Nos. 2 and 5 to the 2005 Credit Agreement discussed above, increase Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2005 Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company has implemented a plan to reduce its investment in inventory and is seeking to dispose of certain production equipment and manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company's cost structure on a continuing basis to reflect changes in demand. In the event the Company's efforts to improve its liquidity are not successful, the Company may not have sufficient liquidity to continue its business.

     The Company, as it announced on October 17, 2006, has reached a preliminary agreement on the terms of a refinancing transaction with Bank of America, N.A. and GB Merchant Partners, LLC that would provide the Company with approximately $50,000 of senior secured financing, subject to various conditions. The Company is negotiating with these lenders to reach definitive agreements with respect to the proposed financing. There can be no assurance that the proposed financing will be consummated on terms acceptable to the Company, or at all. The Company may be required to seek alternate financing sources, the terms of which financing, if obtainable, may be disadvantageous to the Company. Based upon the anticipated performance of the Company for the foreseeable future, and absent appropriate additional waivers or agreements to forbear from the Company's existing lenders, the failure to obtain new financing would likely result in a further event of default under the 2005 Credit Agreement and the inability to borrow under the Revolving Credit Facility.

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

Foreign currency risk

     Approximately 4.9% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

     At September 30, 2006, the Company had the following derivative financial instruments outstanding:

                                             Notional     Weighted     Notional
                                             Amount in    Average      Amount in     Fair Value
   Type of                                    Local       Contract       U.S.           Gain
  Instrument                Currency         Currency       Rate       Dollars        (Losses)     Maturity
  ----------                --------         --------       ----       -------        --------     --------
Forward Contracts          Mexican Peso      10.4 million    11.16     $0.9 million   $ (8,400)     Nov. 2006

Forward Contracts          Brazilian Real     0.4 million    2.28      $0.2 million   $ (8,600)     Oct. 2006

     The Company estimated the change in the fair value of all derivative financial instruments assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all derivative financial instruments would result in an unrealized loss of approximately $0.1 million; whereas a 10% weakening of the U.S. dollar would result in an unrealized gain of approximately $0.1 million.

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt based on the Prime rate plus an Applicable Margin under the Company's 2005 Credit Agreement. As of September 30, 2006, there were $28.5 million of borrowings outstanding under the 2005 Credit Agreement at floating rates, including some London Interbank Offered Rate (LIBOR) loans. Increases in short-term interest rates will increase the Company's interest expense. Prior to March 22, 2006, the effective date of Amendment No. 4 (as previously defined), the Company mitigated this risk in the short term by locking in a portion of its outstanding borrowings at LIBOR rates for up to six months. Amendment No. 5 restored the Company's ability to borrow at LIBOR rates. Based upon the balances outstanding as of September 30, 2006, an increase of 100 basis points in interest rates would increase annual interest expense by approximately $285,000.


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

Item 1A. Risk Factors
         ------------

     The Company has concluded that there were no material changes during the first nine months of 2006 that would warrant further disclosure beyond those matters discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, in Notes 1 and 6 to the Consolidated Financial Statements of the Company included in Item 1 of Part I of this Form 10-Q, and in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------
     None

Item 3. Defaults upon Senior Securities
        -------------------------------
     None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
     None

Item 5. Other Information
        -----------------
     None

Item 6. Exhibits
        --------

          (A)  Exhibits

                     10.36 Amendment No. 6 dated as of September 29, 2006 to Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.

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

                                     QUAKER FABRIC CORPORATION

Date: November 9, 2006               By: /s/ Paul J. Kelly
      ----------------                   ----------------------------
                                     Paul J. Kelly
                                     Vice President - Finance
                                     and Treasurer (Principal Financial Officer)