Form 10-K
period 2006-12-30
QUAKER FABRIC CORP /DE/
filed 2007-03-30
CIK 103341

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL  YEAR  ENDED  DECEMBER  30,  2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7023

                            -----------------------

                            QUAKER FABRIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -----------------------


                DELAWARE                                       04-1933106
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

          941 GRINNELL STREET                                     02721
       FALL RIVER, MASSACHUSETTS                               (ZIP CODE)
 (ADDRESS PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (508) 678-1951

                            -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
      Common Stock, par value $.01            The Nasdaq Stock Market LLC

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

        Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

                                Yes: |_| No: |X|

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: |_| No: |X|

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No:|_|

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. (as defined in Exchange Act Rule 12b-2). Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: |_| No: |X|

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on July 1, 2006 was approximately $18.0 million.

        As of March 29, 2007, 16,876,918 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        DESCRIPTION OF DOCUMENT                   PART OF THE FORM 10-K
----------------------------------------  --------------------------------------
Portions of the Proxy Statement to be       Part III (Item 10 through Item 14)
used in connection with the Registrant's
2007 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
================================================================================

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS
              (IN THOUSANDS, EXCEPT PER SHARE AND PER YARD AMOUNTS)

                                                                FISCAL         FISCAL         PERCENT
                                                                 2006           2005           CHANGE
                                                              ----------     ----------     -----------
                                                              (52 weeks)     (52 weeks)
STATEMENT OF OPERATIONS DATA
  Net sales ..............................................    $  151,664     $  224,684        (32.5)%
  Gross profit ...........................................        14,855         28,920        (48.6)%
  Operating loss .........................................       (48,656)       (33,791)        44.0 %
  Net loss ...............................................    $  (37,632)    $  (26,256)        43.3 %

SELECTED OPERATING DATA
  Depreciation and amortization ..........................    $   14,903     $   17,255        (13.6)%
  Capital expenditures ...................................         1,222          5,402        (77.4)%
  Cash flow provided by operating activities .............         3,239          5,845        (19.8)%
  Fabric unit volume (in yards)                                   23,560         34,593        (31.9)%
  Weighted average gross sales price per yard of fabric ..    $     6.21     $     5.88          5.6 %

BALANCE SHEET DATA
  Working capital ........................................    $   23,297     $   18,661         24.8 %
  Total assets ...........................................       160,844        219,862        (26.8)%
  Total debt, less cash ..................................        32,996         37,155        (11.2)%
  Shareholders' equity ...................................    $  102,929     $  141,164        (27.1)%

PER SHARE DATA
  Loss per share (basic) .................................    $    (2.23)    $    (1.56)        42.9 %
  Loss per share (diluted) ...............................    $    (2.23)    $    (1.56)        42.9 %
  Book value per diluted share ...........................    $     6.10     $     8.39        (27.3)%

RATIOS
  Gross margin ...........................................           9.8%          12.9%       (24.0)%
  Operating loss margin ..................................         (32.1)%        (15.0)%      114.0 %
  Net loss margin ........................................         (24.8)%        (11.7)%      112.0 %
  Current ratio ..........................................      1.7 TO 1       1.3 to 1         30.8 %
  Net debt to total capitalization .......................          24.3%          20.8%        16.8 %

                               TO OUR SHAREHOLDERS

        The market for upholstery fabric in the United States is continuing to experience unprecedented change. Imported fabrics, in both roll and kit form, now represent more than half of the market - and a number of domestic furniture manufacturers and retailers are bringing fully-upholstered furniture into the U.S. market from China. For us, these dramatic changes led to a 29% drop in last year's domestic fabric sales and an 18% drop in export fabric sales. Net yarn sales for the year were down 79.2%. This large sales decline outpaced the speed at which we were able to take costs out of our operation. At the end of the day, net sales for the year were $151.7 million, with a net loss of ($37.6 million), and diluted and basic losses per share of ($2.23); compared to net sales of $224.7 million, a net loss of ($26.3 million), and diluted and basic losses per share of ($1.56) for fiscal 2005.

        One-time charges related to the Company's ongoing restructuring plan also had a significant effect on our 2006 results - with pre-tax restructuring and asset impairment charges accounting for $26.5 million, or more than half, of last year's $48.5 million operating loss. These charges were primarily non-cash and include the write-down of assets, including manufacturing plants and machinery and equipment, that we have put up for sale as part of our consolidation strategy. Excluding these charges, last year's net loss would have been ($17.4 million), or ($1.03) per share.

        Despite last year's results, we believe that the steps we have taken to reshape and restructure the Company represent significant progress toward returning the Company to profitability - and everyone at the Company is fully focused on the transformation of Quaker into a design, product development, sales, marketing, sourcing and specialized manufacturing powerhouse. The key elements of our restructuring plan call for us to:

    o Ensure that our operating costs are consistent with our revenue expectations;

    o Stabilize revenues from our U.S.-based residential fabric business by concentrating our marketing efforts on those market segments least sensitive to imported products - such as the jobber, upper-end and specialty retailer categories - and where prompt delivery is critical;

    o Generate additional sales by penetrating the outdoor and contract fabric markets;

    o Develop commercial relationships with a limited number of carefully chosen non-U.S. fabric mills so that we can strike the right balance between domestic production and offshore sourcing - with these complementary offshore sourcing programs intended to allow us to recapture at least a portion of the domestic residential business that we have lost to imported products over the past several years; and

    o Consolidate our manufacturing operations into fewer facilities and sell off real estate and machinery and equipment we no longer need.

        Using this plan as our roadmap, during 2006, we sold two manufacturing plants and about $4.0 million of machinery and equipment. We cut SG&A costs by approximately $10.0 million - and manufacturing costs by approximately $20.0 million - both on an annualized basis. We reduced inventory by about $9.7 million and senior debt by a little over $4.0 million. And we put new financing agreements in place last November which we believe to be consistent with Quaker's strategic objectives and current operating and working capital needs. In addition, the Company's independent registered public accounting firm's unqualified opinion on the Company's Fiscal 2006 financial statements does not contain a reference expressing substantial doubt about the Company's ability to continue as a going concern.

        To counter the decline in our sales, we have carefully focused our marketing efforts on market segments less vulnerable to Chinese imports - including the development and introduction of new products for the outdoor, jobber, contract, upper-end residential and specialty retailer markets. This effort will remain a major focus for us again this year. To further our dual strategy of striking the right balance between domestic production and global sourcing, we also developed and implemented a China program last year that is intended to give us a competitive advantage in the global sourcing arena - and the long-term alliance we put in place with our China-based partner is on its way to becoming the strong, effective outsourcing arrangement we had hoped it would be.

        Our primary focus during 2007 will be on rebuilding our top line and aligning our costs with our sales. We continue to bring significant competitive strengths to this industry - our design talent, our product development expertise, the close working relationships we have built with our customers, our sourcing capabilities, our technological edge, and our ability to find and make the most of new market opportunities. We intend to use those competitive strengths to aggressively develop fabrics for production by our strategic partner in China - and other products that for both strategic and economic reasons are best produced in our Fall River-based manufacturing facilities. This latter category includes our new outdoor fabric and contract furniture programs, which are intended to build our revenues by leveraging our technological expertise to expand the markets we serve - as well as fabrics for those domestic and international residential customers in need of a strong U.S.-based fabric mill to meet their requirements for high quality, innovative products with relatively short delivery lead times.

        Selling off the facilities and equipment we no longer need will also be an important 2007 priority. And we are off to a good start. So far this year, we have entered into two asset sale agreements. The first involves a pending sale of our corporate headquarters building in Fall River for $4.7 million - and, consistent with our overall consolidation program, it also involves a leaseback of part of the building. The second agreement involves the ongoing sale of additional excess machinery and equipment. This transaction included an initial payment to the Company of $1.3 million. The net proceeds from all asset sales will be used to reduce the outstanding balance of our term loan.

        Paying attention to basic blocking and tackling will also be a corporate imperative for us - making sure that our productivity levels and quality performance are consistent with the objectives we have set for ourselves - and that everything we do reflects our commitment to serving our shareholders, customers, suppliers, employees and other stakeholders well.

        We know that 2007 is a very important transition year for us, with much of the work behind us, a clear, focused strategy in place for the future, and much work still to be done. We look forward to tackling the challenges that lie ahead. We appreciate your interest in Quaker and your continued support.

Sincerely,

/s/ Larry A. Liebenow                            /s/ Sangwoo Ahn

Larry A. Liebenow                                Sangwoo Ahn
PRESIDENT AND CHIEF EXECUTIVE OFFICER            CHAIRMAN OF THE BOARD

                                TABLE OF CONTENTS

                                                                            Page
                                                                           -----
PART I
------
  Item 1      Business ...................................................     2
  Item 1A     Risk Factors ...............................................    10
  Item 1B     Unresolved Staff Comments ..................................    15
  Item 2      Properties .................................................    15
  Item 3      Legal Proceedings ..........................................    17
  Item 4      Submission of Matters to a Vote of Security Holders ........    17

PART II
-------
  Item 5      Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities ..........    17
  Item 6      Selected Financial Data ....................................    20
  Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................    21
  Item 7A     Quantitative and Qualitative Disclosures about Market Risk..    31
  Item 8      Financial Statements and Supplementary Data                     33
  Item 9      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ..................................     54
  Item 9A     Controls and Procedures ...................................     54
  Item 9B     Other Information .........................................     54

PART III
--------
  Item 10     Directors, Executive Officers and Corporate Governance ....     54
  Item 11     Executive Compensation ....................................     55
  Item 12     Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ................     55
  Item 13     Certain Relationships and Related Transactions, and
              Director Independence .....................................     55
  Item 14     Principal Accountant Fees and Services ....................     55

PART IV
-------
  Item 15     Exhibits and Financial Statement Schedules ................     55

Signatures ..............................................................     66

CORPORATE INFORMATION

Quaker Fabric Corporation is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 941 Grinnell Street, Fall River, MA 02721 (telephone number 508-678-1951). Through a link on the Investor Relations section of our Website, WWW.QUAKERFABRIC.COM, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports and other information are also available, free of charge, at WWW.SEC.GOV. Alternatively, the public may read and copy any materials we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

                                    FOREWORD

        THE INFORMATION SET FORTH IN THIS ANNUAL REPORT IS BASED PRIMARILY ON HISTORICAL INFORMATION. THIS ANNUAL REPORT ALSO CONTAINS SOME FORWARD-LOOKING STATEMENTS RELATING TO FUTURE PLANS AND OTHER MATTERS. TO THE EXTENT THAT THIS ANNUAL REPORT INCLUDES FORWARD-LOOKING STATEMENTS, SUCH STATEMENTS INVOLVE UNCERTAINTY AND RISK, AND ACTUAL RESULTS COULD DIFFER FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS. A LIST OF CERTAIN FACTORS WHICH MANAGEMENT BELIEVES COULD ADVERSELY AFFECT THE ACTUAL RESULTS IS SET FORTH IN ITEM 1A UNDER THE CAPTION "RISK FACTORS," IMMEDIATELY FOLLOWING THE DESCRIPTION OF QUAKER'S BUSINESS.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        Quaker Fabric Corporation ("Quaker" or the "Company") is a leading supplier of woven upholstery fabrics primarily for residential furniture.
Historically, all of the fabrics and yarns sold by the Company have been designed and produced in the Company's own U.S.-based manufacturing facilities. During 2005, Quaker began taking steps to supplement the woven Jacquard products that have historically represented the core of the Company's product line with, microdenier faux suede and woven products produced outside the U.S. and purchased by Quaker for sale into the worldwide market. In January 2006, Quaker entered into an agreement with a Chinese fabric mill pursuant to which certain fabrics sold by the Company are designed at Quaker's headquarters in Massachusetts but manufactured in China. In addition, Quaker has an outsourcing arrangement in place with one other fabric manufacturer based in Asia and anticipates entering into a limited number of additional similar arrangements in the future.

        The Company is also a leading developer and manufacturer of specialty yarns, including a variety of chenille, taslan and spun products, which Quaker both sells and uses in the production of its fabrics. The Company's vertically integrated operations provide Quaker with important design and delivery advantages.

        The Company's revenues in 2006 were $151.7 million, compared to $224.7 million in 2005, and on a comparative basis, our sales have declined quarter-to-quarter in each of the ten consecutive quarters ended December 30, 2006. Primarily as a result of our declining sales, there has been a significant deterioration in our recent financial performance and we have reported operating losses in each of the ten consecutive fiscal quarters ended December 30, 2006. During 2005, Quaker implemented a restructuring plan intended to restore the Company to profitability. The key elements of this restructuring plan include:
(i) stabilizing revenues from our U.S.-based residential fabric business by concentrating our marketing efforts on those markets least sensitive to imported products; (ii) reducing our operating costs enough to compensate for the drop we have experienced in our revenues over the past few years; (iii) selling excess assets, including machinery and equipment and real estate, and consolidating our manufacturing operations into fewer facilities; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills so that we can recapture the share of the domestic residential market that we have lost over the past few years to foreign imports; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets.

        Quaker has been producing upholstery fabric for sixty years and the Company is well known for its broad range of Jacquard and plain woven upholstery fabrics. Quaker's current product line consists of over 5,000 traditional, contemporary, transitional and country fabric patterns intended to meet the styling and design, color, texture, quality and pricing requirements of promotional through middle to higher-end furniture manufacturers. Additionally, the Company introduces over 1,000 new products to the market annually. The Company sells its upholstery fabrics to approximately 1,000 furniture manufacturers worldwide. Quaker also distributes its fabrics internationally. In 2006, net fabric sales outside the United States of $24.0 million represented approximately 16.3% of net fabric sales.

        Quaker uses three tradenames in the marketing of its fabrics--Whitaker(R), Quaker(TM) and Terrazo(TM) Quaker's Whitaker(R) Collection, a branded line of a select group of the Company's better-end products, is intended to meet the design and construction requirements of middle to higher-end furniture manufacturers and jobbers. The balance of the Company's residential line fabrics carry the Quaker(TM) name. Fabrics included in Quaker's line of outdoor products bear the Terrazo(TM) trademark. Management estimates that approximately 60% of the Company's fabric sales are manufactured to customer order.

        The Company's yarn and fabric manufacturing and warehousing operations are conducted in three separate manufacturing and warehousing facilities in Fall River, Massachusetts. During 2005, the Company consolidated operations previously conducted in four leased facilities into a single 540,000 square foot leased facility, and during 2006, the Company continued its consolidation by closing three additional plants and relocating the operations previously conducted in them into this same 540,000 square foot leased plant. In addition to distribution from the Company's facilities in Fall River, Quaker maintains domestic distribution centers in High Point, North Carolina, Verona, Mississippi, and City of Industry, California. To provide better service to its international customers, the Company also has a distribution center in Mexico and uses a third-party distribution company to provide warehousing services in Brazil.

THE INDUSTRY

        Total domestic upholstery fabric sales, exclusive of automotive applications, are estimated to be approximately $1.6 billion annually, with sales of imported fabrics, in both roll and "kit" (i.e., cut and sewn) form, representing approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Management believes that sales of imported fabric as a percentage of total fabric sales have continued to increase since 2004, and management estimates that sales of imported fabrics currently represent approximately 60% of total U.S. fabric sales. Management estimates international fabric sales to be at least twice those of the domestic market. At the promotional end of the Jacquard market, price is the most significant competitive factor. At the upper-end of the market, while pricing is still important, fabric styling and design typically play a greater role.

        Demand for upholstery fabric is a function of demand for upholstered furniture. U.S. retail upholstered furniture sales grew from $20.3 billion in 1999 to an estimated $23.9 billion in 2004. Total upholstered furniture demand is cyclical and is affected by population growth and demographics, new household formations, consumer confidence, disposable income, geographic mobility, housing starts, and home sales. Furniture purchases compete with home electronics such as PCs and HDTVs for the consumer's discretionary income. Historically, the U.S. furniture market has been characterized by relatively slow growth, with compounded annual growth rates typically in the 2.5% to 3.5% range.

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

        Management believes the long-term outlook for the Company's upholstery fabric sales will be influenced by the following factors:

        (i) Fabrics, leather and microdenier faux suede products entering the United States from Asia in both roll and "kit" form have resulted in increased competition in the upholstery fabric and upholstered furniture markets and current estimates suggest that these products have captured approximately 60% of the domestic market. Economic factors affecting purchasing decisions made by U.S. furniture manufacturers to source furniture coverings domestically or in the international market, as well as further improvements in the delivery and quality performance of Asian, particularly Chinese, fabric mills are expected to cause this trend to continue. In addition, recent increases in imported furniture coverings and an increase in imports of fully upholstered furniture ("FUF") into the U.S. have had a deflationary effect on pricing throughout the distribution chain.

        (ii) A number of U.S. furniture manufacturers have begun to bring FUF into the U.S. for sale into the domestic market. Most U.S. furniture manufacturers doing this are purchasing FUF in China and other countries in the Far East from local furniture manufacturers operating there--and at least one U.S. furniture manufacturer has set up its own FUF production facilities in China. These furniture manufacturers are sourcing in the Far East the raw materials, including fabric, they need for the FUF they are making in China.

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

        (iv) In recent years, the lines between the furniture industry's manufacturers and retailers have begun to blur, with several of the nation's larger furniture manufacturers operating retail outlets of their own.

        (v) Most Americans have adopted a more casual lifestyle, as evidenced by product shifts in the apparel and home furnishings industries. Management believes this has resulted in growing demand for less formal furniture upholstered with softer, less expensive, more comfortable fabric, with stain repellant and stain resistance properties.

        (vi) Consumer tastes in upholstered furniture coverings change as new trends and styles emerge. Leather and faux suedes as furniture coverings have benefited from strong demand in recent years, resulting in a reduction in overall sales of woven upholstery fabric.

        (vii) Pushed by consumers demanding immediate product delivery, the furniture industry has increased its focus at the upper end of the market on just-in-time manufacturing methods and shorter delivery lead times. At the promotional end of the market, the focus is on higher volume commodity frames and coverings, with furniture more likely to be sold "as shown."

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

STRATEGY

        Quaker's strategy is focused on:

        RESTORING THE COMPANY TO PROFITABILITY. Management's number one priority is restoring the Company to profitability. The key elements of Quaker's restructuring plan include: (i) stabilizing revenues from our U.S.-based residential fabric business by concentrating our marketing efforts on those markets least sensitive to imported products; (ii) reducing our operating costs enough to compensate for the drop we have experienced in our revenues since 2002; (iii) selling excess assets, including excess real estate and machinery and equipment; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills so that we can recapture the share of the domestic residential market that we have lost over the past few years to foreign imports; and (v) generating additional profitable sales by penetrating the outdoor market and building the Company's position in the contract fabric market.

        MAINTAINING ITS LEADERSHIP POSITION IN THE DOMESTIC RESIDENTIAL FABRIC MARKET. The Company has positioned itself as a full-service supplier of Jacquard and plain woven fabrics to the promotional and middle to better-end of the market by offering a wide variety of fabric patterns at prices ranging from $2.50 to $36.00 per yard and by emphasizing superior customer service. Recently, Quaker has taken steps to broaden its product offerings to include microdenier faux suede and woven fabrics manufactured outside the U.S. pursuant to outsourcing and/or commercial cooperation agreements entered into by the Company with various offshore fabric manufacturers.

        EXPANDING INTERNATIONAL SALES. The Company has made worldwide distribution of its upholstery fabrics a key component of its strategy. Quaker has built an international sales and distribution network, dedicated significant corporate resources to the development of fabrics to meet the specific styling and design needs of its international customers, and put programs in place to simplify the purchase of product from Quaker, including the operation of a distribution facility in Mexico, and the utilization of the services of a third party distribution company in Brazil. The Company's international net fabric sales were $24.0 million in 2006.

        PENETRATING RELATED FABRIC MARKETS. Management believes the Company's styling and design expertise, as well as its fabric finishing and post-finishing abilities, provide opportunities for revenue growth in the contract and outdoor markets.

        MAINTAINING SPECIALTY YARN SALES. The Company's current line of specialty yarns includes over 100 different varieties of spun, taslan and chenille yarns, and Quaker's yarn design and development staff regularly creates innovative new specialty yarns. Almost all of the specialty yarns manufactured by the Company are used in the production of the Company's fabric. The balance is sold to craft yarn distributors, upholstery weavers and home fashion accessories firms. Net sales for this division increased by 6.7% to $21.8 million in 2005 from $20.4 million in 2004, but dropped by 79.2% to $4.5 million in 2006 due to a dramatic reduction in sales to the Company's biggest yarn customer.

PRODUCTS

        The Company offers a broad assortment of contemporary, traditional, transitional and country fabrics to manufacturers of both promotional-end and middle to better-end furniture at prices ranging from $2.50 to $36.00 per yard. While most of the Company's fabrics have historically been sold under the Quaker label, the Company began marketing a select group of its middle to better-end fabrics under its Whitaker(R) label in October 1996. During 2001, the Company began marketing certain of its fabrics to its promotional-end customers under its Davol(R) brand name; however, in 2005, the Company discontinued use of the Davol brand and returned to marketing its promotional products under the Quaker label. In 2006, the Company's promotional-end fabric line and its middle to better-end fabric line had average gross sales prices of $4.08 per yard and $7.09 per yard, respectively, compared to $4.04 and $7.09, respectively, in 2005. The weighted average gross sales price per yard of the Company's fabrics was $6.21 in 2006, compared to $5.88 in 2005. Gross sales of the Company's middle to better-end fabrics were $118.2 million, or 80.8% of total gross fabric sales in 2006, with approximately 30.8% of those sales made under the Whitaker(R) label. Most of the Company's products are merchandised in packages or collections of coordinated fabrics intended to be marketed at retail on a single furniture group, e.g., loveseat, sofa, chair.

        Quaker's product line is focused on fabrics with woven designs referred to in the industry as "Jacquards," because of the special Jacquard equipment, or heads, required to produce them, and also includes a broad assortment of striped, plaid, and plain fabrics. All of Quaker's active looms are equipped with Jacquard heads. The use of these heads makes it possible to vary the pattern, color, and texture of both the filling and warp yarns in a fabric.

        In 2005, Quaker began taking steps to supplement the woven Jacquard products that have historically represented the core of the Company's product line with microdenier faux suede and woven products produced outside the U.S. and purchased by Quaker for sale into the worldwide market. Quaker has entered into outsourcing arrangements with two fabric manufacturers based in Asia for this purpose, and the Company anticipates entering into a limited number of additional similar arrangements in the future. Quaker and its customers refer to the Company's outsourced products as Quaker's Global Line(TM), and the Company's most important offshore sourcing arrangement involves fabrics designed by Quaker's new product development team at the Company's corporate headquarters in Fall River, Massachusetts and manufactured in China using raw materials sourced in China and other Asian countries.

        Quaker's broad product line, including the additional product types added to Quaker's line as a result of the outsourcing arrangements to which the Company is a party, is intended to allow the Company's customers to meet most of their fabric needs through one full-service supplier.

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

        The Company's design department has overall responsibility for the development of new upholstery fabric patterns for sale by the Company. The organization of the Company's design department reflects the various markets served by the Company, with certain designers responsible for the development of new fabrics for the residential market, others for the outdoor, contract and international markets. Although the Company purchases artwork from independent artists, the Company's staff of professional designers and designer technicians creates the majority of the designs on which the Company's fabric patterns are based and also determines the construction of those patterns. The design department uses Computer Aided Design ("CAD") equipment to reduce the length of the Company's new product development cycle.

        The development of each new fabric line requires six months. The first step in the new product development process is the preparation of a merchandising plan for the line. The Company's merchandising plans are based on extensive input from Quaker's sales representatives, senior managers, and major customers. These plans provide both a broad outline of the number of new products to be included within each major styling category (e.g., contemporary, traditional, transitional, and country), as well as the number of new products to be created for sale at each of the major price points within those styling categories. Decisions are then made as to which new products are to be purchased directly from offshore manufacturer with little design input from Quaker, which are to be designed by Quaker for production in the Company's Fall River-based manufacturing plants and which are to be designed for production by offshore fabric mills through one of Quaker's non-U.S. outsourcing arrangements.

        In addition, because of the design and delivery advantages of Quaker's vertically integrated manufacturing operations, substantial emphasis is placed on making maximum use of the Company's internally produced yarns during the fabric development process. In conjunction with the development of each new fabric merchandising plan, members of the Company's fabric design and yarn development staffs meet to identify the design staff's yarn requirements for the Company's next fabric line and many of Quaker's proprietary yarns trace their origins to this design-driven process. Quaker's product development, engineering and manufacturing staffs also play a key role in the new product development process by reviewing proposed new product constructions to evaluate their impact on the Company's raw material costs, equipment utilization rates and quality performance. The Company's product development and engineering staffs also design and develop new product attributes that add value to Quaker's products from the consumer's perspective. Their efforts have lead to initiatives such as the Company's entry into a non-exclusive licensing agreement with Hi-Tex, Inc. for the use of its patented Crypton(R) finish for certain of the Company's fabrics for the contract market. During 2005, Quaker's licensing agreement with Hi-Tex was expanded to allow Quaker to produce all of the Company's Crypton products in its Fall River operations. This allows for improved customer service and reduced development time for new contract market products.

        Although a few plain, striped and plaid fabrics remain in the Company's product line for ten years or more, a successful product typically has a life of two to three years. Quaker's design staff also regularly creates custom patterns for customers seeking to differentiate their products for distribution purposes, hit a certain price point at the retail level, or meet a particular styling need in the market they serve. These patterns, which are not part of Quaker's "open line," are known in the industry as "Specials" and have become increasingly important to the Company's overall marketing efforts in recent years.

SALES AND MARKETING

UPHOLSTERY FABRICS

        Net fabric sales during 2006 were $147.1 million, or approximately 97.0% of the Company's net sales. The Company sells its upholstery fabrics to approximately 1,000 furniture manufacturers worldwide. Fabric sales to the Company's top 25 customers accounted for approximately 41.5% of 2006 net fabric sales. None of the Company's customers accounted for more than 4.7% of net fabric sales during 2006.

        The Company uses a direct marketing force of 19 sales representatives, three of whom are based in Mexico, to market its fabrics in the United States, Canada and Mexico. All such sales representatives are paid on a commission basis and represent the Company exclusively. Quaker recently appointed a new Director of International Sales to head up its export business, and Quaker's fabrics are distributed internationally through a network of eight exclusive sales representatives and eight independent commissioned sales agents.

        Quaker's United States customers market their products through national furniture industry trade shows held annually in the Spring and Fall in High Point, North Carolina, and in February and August in Las Vegas, Nevada as well as through various regional shows. These shows provide most of Quaker's customers with the opportunity to introduce their new furniture lines to their major retail customers in a single setting. Quaker's design and marketing process is closely linked to these trade shows, and the Company develops two major lines of new fabrics each year timed to coincide with the furniture industry's new product development cycle.

        Quaker also markets its fabrics at a number of trade shows regularly attended by its export customers, including shows in Belgium, Germany, Italy, Brazil and Mexico. Net foreign sales of fabric accounted for approximately 16.3% of Quaker's net fabric sales during 2006.

        In addition to distribution from the Company's facilities in Fall River, Massachusetts, Quaker maintains five distribution centers from which its customers may take immediate delivery of selected products. These facilities are located in City of Industry, California; Verona, Mississippi; High Point, North Carolina; Sao Paulo, Brazil; and Mexico City, Mexico, with the Company's Mississippi warehouse carrying a wide assortment of Quaker's Global Line products and Quaker's High Point facility offering a cut-to-order program on the middle to better-end fabrics inventoried there.

SPECIALTY YARNS

        Net yarn sales during 2006 were $4.6 million, or approximately 3.0% of the Company's net sales. The Company designs, manufactures and markets several types of specialty yarns, including fancy spun, fancy twisted and chenille. Because of their softness, the specialty yarns produced by the Company and the fabrics made out of them are intended to be responsive to consumer demand for soft, casual home furnishings and accessories. The Company's specialty yarns are sold under the name of Nortex Yarns to craft yarn distributors and manufacturers of home furnishings products, principally weavers of upholstery fabric, throws, afghans and other products. The Company has approximately 50 yarn customers.

        None of the Company's yarn customers accounted for more than 31% of net yarn sales in 2006. Sales to one craft yarn customer represented more than 75% of the Company's yarn sales in 2005. Sales into the craft yarn market reflected significant growth during the first three quarters of 2005, but dropped significantly during the fourth quarter due to excess inventory at the Company's biggest yarn customer. This situation continued during 2006 and the Company's craft yarn sales have remained depressed.

MANUFACTURING

        The Company operates three manufacturing facilities in Fall River, Massachusetts, and management estimates that approximately 60% of the Company's fabric sales are manufactured to customer order. In addition, certain fabrics sold by the Company are manufactured outside the U.S. pursuant to outsourcing agreements entered into by the Company with fabric mills with operations in Asia. Management, in partnership with key customers, uses forecasting techniques to significantly reduce delivery lead times to its key customers. The Company's objective is to operate its production facilities on a three-shift, five to five and one half-day per week schedule. During periods of weaker demand, the Company will decrease its production rates accordingly by reducing overtime and staffing levels and/or idling plants and equipment. During 2006, Quaker implemented several reductions in force, resulting in a significant decrease in the Company's employment levels by the end of 2006, as compared to year-end 2005. In addition, since year-end 2004 Quaker has idled its Somerset, Massachusetts yarn manufacturing plant and its fabric weaving and finishing plant on Brayton Avenue in Fall River and consolidated yarn manufacturing operations previously conducted at its Quequechan Street, Quarry Street and Graham Road facilities in Fall River and four of its leased Fall River-based warehousing/manufacturing plants into its leased facility on Commerce Drive in Fall River.

        The Company's vertically integrated manufacturing process begins with the production of specialty yarns, primarily for use in the production of the Company's fabrics, but also for sale to manufacturers of craft yarns, home furnishings products and apparel. Although the Company purchases all of its commodity yarns, most of the Company's weft, or filling, yarn needs are met through internal production. The next stage of the fabric manufacturing process involves the preparation of beams of warp yarn. The beams are then sent to the Company's weave rooms, where looms are used to weave the warp and filling yarns together. The final steps in the fabric production process include routing the fabric through various fabric finishing and post-finishing processes to enhance the durability and performance characteristics of the end product. Some of the Company's fabrics benefit from additional chemical and mechanical finishing processes designed to enhance their appearance, texture or "hand" and/or performance characteristics. A final product quality inspection is conducted prior to shipment to the Company's customers.

        To improve asset utilization rates, overall conversion costs and quality, Quaker has introduced "lean manufacturing" principles in various of its manufacturing operations. These principles involve a flattening of the Company's manufacturing management structure, plant layouts designed to ensure a smooth continuous flow of product through the manufacturing process and an emphasis on inventory reduction and continuous process improvements.

        Since 1988, the United Kingdom has had a flammability standard in place applicable to all upholstery fabrics sold in the U.K., including products imported into the U.K. market from other countries. To ensure compliance with this regulatory standard, the

Company devoted considerable resources to the successful development of fabrics which would meet the performance specifications set forth in the standard. For the past several years, the United States Consumer Product Safety Commission (the "CPSC") has also been working on the development of an upholstered furniture flammability standard, and the Company has played a lead role in the shaping of these proposed regulations. Management believes the adoption by the CPSC of new regulations in this area, if that were to occur, would not likely have a material adverse effect on the Company's results of operations or financial condition and that, prior to the effective date of such regulations, if any, the Company would be able to make such changes in its fabric designs and manufacturing processes as would be required to ensure the Company's compliance.

        In January 2006, the federal Environmental Protection Agency (the "EPA") launched a global stewardship program inviting companies to reduce PFOA (Perfluorooctanoic acid) releases and its presence in products by 95% by no later than 2010 and to work toward the elimination of these sources of exposure no later than 2015 due to the possibility that at some point in the future the EPA could determine PFOA to be a likely carcinogen. Certain of the fabric finishes used by the Company to improve the stain resistance properties of Quaker's products may release trace amounts of PFOA as a result of the breakdown of fluorotelomers over time. Although studies done by DuPont, one of the Company's fabric finish suppliers, indicate "the use of consumer articles based on fluorotelomers would not result in any detectable exposure to PFOA," Quaker is working with the Company's principal fabric finish supplier to assist with the reformulation of the supplier's product in a manner consistent with the EPA's stewardship program. It is not clear whether the use of a reformulated product will result in any increased costs to the Company. In the event of any cost increases, there can be no assurance that the Company would be able to pass such cost increases on to its customers. If it is unable to, the Company may be adversely affected.

        All of the Company's active looms are equipped with electronic Jacquard heads, maximizing the Company's ability to design its products to meet customer needs, without equipment-related design constraints. To reduce the per pick cost of producing certain fabrics not requiring the use of Jacquard heads, Quaker also maintains 18 Dobby looms.

        The Company's fabrics are generally shipped directly to its customers on an FOB Fall River or FOB warehouse basis. The Company also supplies its distribution centers with an appropriate selection of fabrics for customers needing immediate delivery, with Quaker's Mississippi warehouse stocking a broad selection of Global Line(TM) fabrics and the Company's High Point, North Carolina distribution center offering a cut-to-order program on selected fabrics for the middle to better-end furniture manufacturers located in that area.

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

        In addition to these measures, the built-in quality control features and precision settings on much of the Company's production equipment also support the Company's efforts to provide defect-free products to its customers.

        The Company's quality-related return rate, as a percentage of total yards shipped, was 0.58% in 2006 and 0.38% in 2005, and the Company sold 0.5 million yards of second-quality fabric into the seconds market during 2006 compared to 0.9 million yards during 2005.

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

        Newly developed applications to further automate new product development and design processes are reducing time to market and product introduction costs. These tools allow for end-to-end management of information related to the development and introduction of new products as well as sales, production planning and scheduling, materials management, purchasing, inventory management, and the management of production routings. Each of these contributes to the improvement of customer service, the more efficient use of assets, and the effective management of inventories.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

        Quaker's raw materials consist principally of polypropylene, polyester, acrylic, cotton and rayon fibers and yarns for use in its yarn manufacturing and fabric weaving operations, and latex to backcoat its finished fabrics. In addition, Quaker purchases commission dyeing services from various dyehouses which dye, to the Company's specifications, certain fabrics produced by the Company and certain of the yarns the Company produces internally or purchases from other manufacturers. While the Company purchases its raw material requirements from both U.S. and non-U.S. based suppliers, in 2006, Quaker sourced over 90% of its raw materials from suppliers in North America. It is important to note, however that a number of the Company's North American suppliers source a significant amount of their own raw materials from suppliers around the world. The Company is dependent upon outside suppliers for its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The Company's raw materials are predominantly petrochemical products and their prices typically fluctuate with changes in the underlying market for petrochemicals in general. In addition, the financial performance and/or condition of a number of textile industry suppliers has been hurt by significant reductions in the overall size of the U.S. textile industry over the past few years, increasing the risk of business failures and/or further consolidations among the Company's supplier population and the related risk of disruption to Quaker's operations.

        Although other sources may be available, the Company currently procures approximately 85% of its raw material components from eight major industry suppliers. One of these firms is the sole supplier of a polypropylene filament yarn used in approximately 25% of the Company's products shipped in 2006, and the Company currently does not have an alternative supplier in place for this component. The Company also sources a low melt polymer essential to the production of Quaker's Ankyra(TM) chenille yarns from a single supplier. While alternate sources of this polymer are available, an unanticipated need to transition to one of these alternate sources could result in a disruption in Quaker's operations and related shipping delays.

        Approximately 39% of the Company's filling yarns are acrylic and are purchased from outside spinners. With the closure of Solutia Inc. in mid-2005, Quaker began sourcing acrylic from two primary offshore producers. To maintain customer service levels, the longer lead times associated with offshore sourcing required the Company to hold additional component safety stock inventory at both the spinners used by the Company and at Quaker. In addition, during the first half of 2005 a Canadian supplier of acrylic spun yarns to Quaker went out of business. To arrange for a continuous flow of these raw materials, Quaker was required to source these spun yarn products from another Canadian yarn manufacturer with which Quaker had worked in the past.

        In January 2006, the federal Environmental Protection Agency (the "EPA") launched a global stewardship program inviting companies to reduce PFOA (Perfluorooctanoic acid) releases and its presence in products by 95% by no later than 2010 and to work toward the elimination of these sources of exposure no later than 2015 due to the possibility that at some point in the future the EPA could determine PFOA to be a likely carcinogen. Certain of the fabric finishes used by the Company to improve the stain resistance properties of Quaker's products may release trace amounts of PFOA as a result of the breakdown of fluorotelomers over time. Although studies done by DuPont, one of the Company's fabric finish suppliers, indicate "the use of consumer articles based on fluorotelomers would not result in any detectable exposure to PFOA," Quaker is working with the Company's principal fabric finish supplier to assist with the reformulation of the supplier's product in a manner consistent with the EPA's stewardship program. It is not clear whether the use of a reformulated product will result in any increased costs to the Company. In the event of any cost increases, there can be no assurance that the Company would be able to pass such cost increases on to its customers. If it is unable to, the Company may be adversely affected.

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

        The Company's production operations are heavily reliant upon a consistent supply of energy, including electricity to power the Company's manufacturing equipment, natural gas to generate the heat used in Quaker's finishing operations and oil to heat the Company's office areas. A significant shortage or interruption in the availability of these energy sources would likely have a material adverse effect on the Company's operations and financial performance. Beginning in the latter part of 2000, the Company began to experience rising energy costs. To help provide the Company with greater stability and to reduce the impact of rising energy costs, during 2001, Quaker entered into a contract to purchase its electrical power requirements at a fixed price through December 2004. Upon expiration of this agreement, the Company began purchasing 60% of its electricity requirements at the default rate and the balance at an "hour to hour" rate. The Company experienced a significant increase in its energy costs during 2006 and remains vulnerable to further energy price increases with respect to both its pure energy costs and energy cost-related increases in its raw material prices.

COMPETITION

        The markets for the Company's products are highly competitive and the U.S. textile industry, in general, has been hit hard by foreign imports--particularly from China. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. While competitive pricing is important at every price point, it is a more important competitive factor in the promotional-end of the market than it is in the middle to better-end of the market, where competition is weighted more heavily toward fabric styling and design considerations. Recently, cost and other factors have afforded imported fabrics a significant competitive advantage in the domestic market. Imported furniture coverings, including leather, fabric in both roll and "kit" form, and faux suede products were estimated to represent approximately 42% of sales into the U.S. fabric market during 2004, up from 29% in 2003 and 11% in 2002, and management believes that sales of imported furniture coverings currently account for approximately 60% of total U.S. fabric sales. Although the design, delivery and quality performance of domestic fabric mills can provide U.S. fabric manufacturers with an advantage in some market segments, strong demand for imported products can be expected to continue in the absence of a change in U.S. trade policy or other international developments.

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

        During 2005, the Company's yarn sales business continued to be adversely affected by diminished demand for products manufactured by the Company's customers in the home furnishings and apparel markets, however, the Company's sales to the craft yarn market grew significantly during the first three quarters of the year, with sales to one craft yarn customer representing more than 75% of the Company's 2005 yarn sales. Sales to that craft yarn customer dropped off significantly during the fourth quarter of 2005 due to excess inventory at retail. This situation continued throughout 2006, and the Company's craft yarn sales have remained depressed.

BACKLOG

        As of December 30, 2006, the Company had firm orders pending for approximately $8.4 million of fabric and yarn compared to $11.3 million as of December 31, 2005. The Company's backlog position at any given time may not be indicative of the Company's long-term performance.

TRADEMARKS, PATENTS, COPYRIGHTS

        The Company seeks copyright protection for all new fabric designs it creates, and management believes that the copyrights owned by the Company serve as a deterrent to those industry participants which might otherwise seek to replicate the Company's unique fabric designs. In June 1995, the Company introduced a new collection of fabrics featuring Quaker's proprietary Ankyra(TM) chenille yarns. In 1997, the United States Patent and Trademark Office issued a patent to the Company protecting the proprietary manufacturing process developed by Quaker to produce these yarns. The Company's Davol(R), Quaker Ultra(R) and Whitaker(R) marks, as well as a logo form of the "W(R)" mark, are registered with the U.S. Patent and Trademark Office. Quaker's brands also include Replay(TM), used in connection with the Company's recycled polyester program; Terrazzo(TM), the brand under which the Company's outdoor fabrics are marketed; and Quaker Global(TM), which is used to identify the fabrics the Company has sourced offshore. In addition, the Company has filed patent applications with the U.S. Patent and Trademark Office to protect its intellectual property rights in several new technologies and processes created by the Company's product development staff, including certain laminated products, Quaker's Regal(TM) chenilles, and a continuous washing and post finishing process. The Company is also a party to a non-exclusive licensing agreement with Hi-Tex, Inc. for the use of its patented Crypton(R) finish for certain of the Company's fabrics for the contract market.

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

EMPLOYEES

        As of December 30, 2006, Quaker had 1,008 active employees, including 772 production employees, 83 technical and clerical employees, and 153 exempt employees and commissioned sales representatives. In addition, as of that date, the Company also had 355 individuals on leave, including individuals on layoff status and individuals entitled to benefits under the federal Family and Medical Leave Act and/or one or more of the various medical and disability fringe benefit programs maintained by the Company;

compared to 374 individuals on leave as of year-end 2005. The Company's employees are not represented by a labor union, and management believes that employee relations are good. The Company's operations are heavily dependent on the availability of labor in the Fall River, Massachusetts area.

ITEM 1A. RISK FACTORS

        THE COMPANY HAS EXPERIENCED RECURRING LOSSES FROM OPERATIONS AND FAILED TO ACHIEVE CERTAIN DEBT COVENANTS IN ITS SENIOR SECURED REVOLVING CREDIT AND TERM LOAN AGREEMENT DURING FISCAL 2006 AND FISCAL 2005. AS A RESULT, THE UNQUALIFIED OPINION ISSUED BY QUAKER'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE COMPANY'S FISCAL 2005 FINANCIAL STATEMENTS INCLUDED AN EXPLANATORY PARAGRAPH RAISING SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. (SEE ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.) THE UNQUALIFIED OPINION ISSUED BY QUAKER'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE COMPANY'S FISCAL 2006 FINANCIAL STATEMENTS DOES NOT INCLUDE ANY EXPRESSION OF SUBSTANTIAL DOUBT ABOUT THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. NONETHELESS, AN INVESTMENT IN SHARES OF THE
COMPANY'S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION, THE COMPANY'S OPERATING RESULTS ARE SUBJECT TO QUARTERLY AND ANNUAL FLUCTUATIONS AS A RESULT OF A NUMBER OF FACTORS. SUCH FACTORS INCLUDE:

        WE MAY BREACH ONE OR MORE OF THE COVENANTS IN OUR 2006 LOAN AGREEMENTS. If the Company is unable to meet its obligations under its 2006 Loan Agreements, as hereinafter defined, in the future, there can be no assurance that the lenders will agree to any amendments needed, and in the absence of such amendments, the Company would be in default and our lenders would have the right to accelerate payment of the outstanding balance of our loans, which as of March 29, 2007, was approximately $33.1 million. If our lenders were to exercise this right, it is highly unlikely that we would be able to repay the debt from existing resources. Under these circumstances, we would expect to seek alternative financing arrangements that would enable us to repay the debt. There can be no assurance as to when or whether we would be able to complete such an arrangement on terms acceptable to us or at all.

        WE NEED TO CAREFULLY MANAGE OUR CASH. Our ability to meet our current obligations depends on our access to trade credit, our operating cash flow and our ability to borrow under the terms of our 2006 Revolving Credit Agreement, as hereinafter defined, with our ability to borrow under the 2006 Revolving Credit Agreement a function of our Eligible Accounts Receivable, Eligible Inventory, Availability and Availability Reserve, as those terms are defined in the 2006 Revolving Credit Agreement. Increases in the Availability Reserve reduce Availability and thus reduce our ability to borrow and our access to cash. In like manner, decreases in the Availability Reserve increase Availability and thus increase our ability to borrow and our access to cash. We need to manage our inventory levels, accounts receivable, accounts payable and capital expenditures to provide adequate resources to meet our anticipated operating needs, maximize our cash flow and reduce our need to borrow under the 2006 Revolving Credit Agreement. Our cash position may be adversely affected by factors we cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. Unused Availability under the 2006 Revolving Credit Agreement fluctuates daily. On March 29, 2007, unused Availability was $2.0 million, net of the $4.4 million Availability Reserve.

        OUR CASH RESOURCES AND OUR ABILITY TO BORROW UNDER OUR 2006 REVOLVING CREDIT AGREEMENT MAY NOT BE ADEQUATE TO FUND OUR OPERATIONS. We have in the past generated significant financial losses. If we generate significant financial losses in the future, our cash resources and our ability to borrow under the 2006 Revolving Credit Agreement may not be adequate to fund our operations. Based on current assessments, we will need adequate access to cash and other capital in order to execute our restructuring plan and to support our product and market development efforts and other operational needs. This investment is critical in order to maintain and grow our business. We may seek to raise additional capital in any number of ways, including through the issuance of debt or equity, or through other financing. If we are able to borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders may suffer dilution in their percentage ownership of common stock. Additionally, due to our history of significant losses, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we are unable to raise capital on terms and conditions that are favorable to us, our business could be negatively affected, which could cause our stock price to decline. Specifically, if we do have adequate access to cash and other capital, we will have to take various actions that may include, but not be limited to, a reduction in our expenditures for new product and new market development initiatives and further reductions in our overhead expenses. These actions, should they become necessary, will probably result in significant further reductions in the size of our operations.

        WE MAY NOT BE ABLE TO PAY OFF OR REFINANCE DEBT OBLIGATIONS THAT FALL DUE IN FISCAL 2007 THROUGH 2010. The Company has substantial debt obligations that fall due in 2010 and which the Company would be required to pay off or refinance. There can be no assurance that the Company will have sufficient cash to satisfy these obligations. As of March 29, 2007, total debt outstanding was $33.1 million, including $21.7 million under the 2006 Term Loan Agreements as hereinafter defined, and $11.4 million under the 2006 Revolving Credit Agreement. In addition, the Company's 2006 Term Loan Agreements are secured by a first priority security interest in all of the Company's real estate and equipment and the permit the lender to conduct annual re-appraisals of the Company's real estate and semi-annual re-appraisals of the Company's machinery and equipment. In the event of an "Appraisal Shortfall," as that term is defined in the 2006 Term Loan Agreements, the Company would be required to make a cash payment to the lender in an amount equal to the difference between the appraised value of the asset or assets as of the most recent appraisal date and the updated appraised value established through the re-appraisal process. This "make-whole" payment would need to be made within a relatively short period of time following notice to the Company of an Appraisal Shortfall. As a result, the possibility exists that the Company's Availability under the 2006 Revolving Credit Agreement would be inadequate to fund the make-whole payment required, resulting in a default under the 2006 Term Loans - and because of the cross default provisions in the 2006 Loan Agreements, a related default under the 2006 Revolving Credit Agreement.

        OUR RESTRUCTURING EFFORTS ARE CREATING SHORT-TERM COSTS THAT MAY NOT BE OFFSET BY INCREASED EFFICIENCIES. In connection with management's execution of Quaker's restructuring plan, we have implemented a number of manufacturing realignment and cost savings programs and we anticipate the need to implement similar programs in the future. Such programs have and can include the consolidation and integration of facilities, functions, systems and procedures and have and may result in a decrease in near-term earnings until the expected cost reductions are achieved. In addition, certain products have been shifted from domestic manufacturing to offshore sourcing and additional products may be shifted to offshore sourcing in the future. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full or at all.

        We are incurring substantial costs in connection with our restructuring efforts, including severance obligations, moving costs, advisor fees and lease obligations for unused property. Though we anticipate that the restructuring will ultimately result in reduced general and administrative expenses and more efficient corporate operations, we can give no assurance that we will be successful in redefining our cost and operational structures in the near term. If we are not successful, we may not recoup our investment, which may negatively impact our results of operations.

        OUR SALES HAVE BEEN DECLINING, AND WE HAVE REPORTED OPERATING LOSSES IN EACH OF THE TEN CONSECUTIVE FISCAL QUARTERS ENDED DECEMBER 30, 2006. WE MAY NOT BE ABLE TO RESTORE THE COMPANY TO PROFITABILITY. On a comparative basis, our sales have declined quarter-to-quarter in each of the ten consecutive quarters ended December 30, 2006. Primarily as a result of our declining sales, we also have reported operating losses in each of the ten consecutive fiscal quarters ended December 30, 2006. Quaker has a restructuring plan in place that is intended to restore the Company to profitability. The key elements of this restructuring plan include: (i) stabilizing revenues from our U.S.-based residential fabric business by concentrating our marketing efforts on those markets least sensitive to imported products; (ii) reducing our operating costs enough to compensate for the drop we have experienced in our revenues since Fiscal 2002; (iii) selling excess assets; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills so that we can recapture the share of the domestic residential market that we have lost over the past few years to foreign imports; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets. Successfully executing our restructuring plan will require considerable operational, management, financial, sales and marketing, supply chain, information systems and design expertise involving the need to continually recruit, train and retain qualified personnel. There can be no assurance that the Company will have the resources, including the human resources, needed to manage execution of its restructuring plan effectively, or maintain its current sales levels. Accordingly, there can be no assurance that we will be able to successfully execute our restructuring plan and restore the Company to profitability.

        WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE OUTSOURCING ARRANGEMENTS WE HAVE PUT IN PLACE WITH NON-U.S. FABRIC MANUFACTURERS. A critical element of our restructuring plan calls for the Company to increase its offshore (import) capabilities to provide flexibility in product programs and pricing to meet competitive pressures. Offshore (import) sourcing is subject to, among other things, political instability in countries where contractors and suppliers are located and possible delays due to managing at a distance and shipping delays and interruptions. Either could make it more difficult for the Company to service its customers. Other risks include the imposition of regulations and quotas relating to imports; duties, taxes and other charges on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies, all of which could increase costs and decrease earnings. Management of these outsourcing arrangements will place significant increased demand on the Company's operational, managerial and administrative resources, including the resources allocated by the Company to customs matters and other compliance issues related to our participation in the global marketplace as both a buyer and a seller. These increased demands could cause the Company to operate its core domestic residential fabric business and Fall River-based manufacturing operations less effectively, which in turn could cause a deterioration in our profitability.

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

        ASSET WRITE-OFFS REQUIRED IN CONNECTION WITH THE EXECUTION OF OUR RESTRUCTURING PLAN HAVE RESULTED IN A DECREASE IN EARNINGS AND ADDITIONAL WRITE-OFFS ARE POSSIBLE. Accounting rules require that the Company's tangible assets, such as real estate and machinery and equipment, be tested for impairment immediately upon the occurrence of certain events. The Company has substantial tangible assets, including significant investments in special-purpose machinery and equipment useful only in the production of certain types of yarns or fabrics. Changes in the Company's product mix or in the various internally-produced components used in the production of the Company's novelty yarns or fabrics could result in the idling of some or all of this equipment, requiring the Company to test for impairment of these assets. Depending upon the outcome of these tests, the Company could be required to write-down all or a portion of these assets, resulting in a corresponding reduction in Quaker's earnings and net worth. During 2006, this testing process resulted in the need for Quaker to write-off approximately $21.5 million of buildings, machinery and equipment determined to be impaired in accordance with these accounting rules.

        FURTHER LOSS OF MARKET SHARE DUE TO COMPETITION WOULD RESULT IN FURTHER DECREASES IN SALES AND EARNINGS. The residential upholstery fabric manufacturing business is highly competitive, fragmented and has recently been hit hard by foreign imports. As a result, we face significant competition from numerous competitors, many of which are larger and better capitalized. The Company competes with many other manufacturers, including manufacturers located in low labor cost countries, such as China and India, where their lower cost structures provide them with a significant competitive advantage, particularly when it comes to the production of commodity products for the promotional end of the U.S. domestic residential market. The highly competitive nature of the industry means the Company is constantly subject to the risk of losing market share to those privately held competitors who have lower sales and profitability targets. As a result, the Company may not be able to maintain or to raise the prices of its products in response to inflationary pressures, such as increasing labor, materials and energy costs. Also due to the large number of competitors and their wide range of product offerings, the Company may not be able to differentiate its products (through styling, finish and other construction techniques) from those of its competitors.

        OUR REVENUES COULD CONTINUE TO BE ADVERSELY AFFECTED BY LOW-COST IMPORTED MERCHANDISE. Competition in our industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings, in both roll and "kit" form, and fully upholstered furniture, particularly leather and microdenier faux suede products, into the U.S. market. Industry data indicates that sales of imported fabrics in both roll and "kit" form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Current estimates suggest that this percentage is now approximately 60%. This has resulted in diminished demand for our products, had a deflationary effect on pricing in our industry, reduced our ability to increase our selling prices to pass cost increases on to our customers, and required us in some cases to reduce our selling prices.

        FAILURE TO ANTICIPATE OR RESPOND TO CHANGES IN CONSUMER TASTES AND FASHION TRENDS IN A TIMELY MANNER COULD RESULT IN A DECREASE IN FUTURE SALES AND EARNINGS. Competitive factors in the upholstery fabric business include product design, styling, price, customer service and quality. The Company's products are predominantly Jacquard and plain woven fabrics. The Company's fabric products compete with other furniture coverings, including leather, suede, microdenier "faux suede," prints, tufts, flocks and velvets, for consumer acceptance. Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes. Consumer tastes in upholstered furniture coverings are cyclical and change over time, sometimes rapidly, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and "kit" form from low labor cost countries, particularly China, have enjoyed strong demand over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures, and in some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

        If the Company is unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner it may lose sales and be faced with excess inventory (both raw materials and finished goods). Disposal of excess inventory may result in a decrease in sales and earnings.

        QUAKER IS VERY DEPENDENT ON A LIMITED NUMBER OF RAW MATERIAL SUPPLIERS. The Company is dependent upon outside suppliers for all of its raw material needs, including dyeing services, and is subject to price increases and delays in receiving these materials and services. The raw materials are predominantly petrochemical products and their prices fluctuate with changes in the underlying petrochemical market in general. Future price levels of raw materials will depend on world-wide supply and demand conditions, the general inflation rate and overall economic conditions. During 2005, the Company experienced significant increases in certain raw material prices, which it was not able to pass fully through to its customers and which contributed to a significant reduction in the Company's 2005 gross margin. Similar conditions in the future could have a material adverse effect on the Company. In addition, a number of our domestic suppliers have been hurt by reduced demand related to the rapid increase in imported fabrics into the U.S. market. Although other sources of supply are available, the Company currently procures approximately 40% of its raw materials from Unifi, Inc. and American Fibers and Yarns ("American"), and American is the sole supplier of a filament yarn used in the Company's chenille manufacturing operations. A shortage or interruption in the supply of any critical component could have a material adverse effect on the Company.

        WE ARE IMPORTING SOME CRITICAL RAW MATERIALS FROM FOREIGN SUPPLIERS. During 2006, approximately 8% of the acrylic fibers and yarns that go into the upholstery fabrics and novelty yarns we make was sourced outside the U.S. Changes in exchange rates could affect the price the Company pays for these raw materials, resulting in the Company's need to either increase the selling prices of its fabrics and yarns--which could, of course, result in lower volumes--or accept lower gross margins on their sale. In addition, any interruption in the supply of these components could result in serious disruptions in our production operations, impair our ability to fill customer orders and, therefore, have a material adverse affect on our sales, profitability and financial condition.

        ANY INCREASE IN ENERGY COSTS IS LIKELY TO ERODE OUR MARGINS. The Company's production operations are heavily reliant upon a consistent supply of energy, including electricity to power the Company's manufacturing equipment, natural gas to generate the heat used in Quaker's finishing operations and oil to heat the Company's office areas. A significant shortage or interruption in the availability of these energy sources would likely have a material adverse effect on the Company's operations and financial performance. Beginning in the latter part of 2000, the Company began to experience rising energy costs. To help provide the Company with greater stability and to reduce the impact of rising energy costs, during 2001, Quaker entered into a contract to purchase its electrical power requirements at a fixed price through December 2004. Upon expiration of this agreement, the Company began purchasing 60% of its electricity requirements at the default rate and the balance at an "hour to hour" rate. The Company experienced a significant increase in its energy costs during 2005 and remains vulnerable to further energy price increases with respect to both its pure energy costs and energy cost-related increases in its raw materials prices.

        A SIGNIFICANT PORTION OF OUR ANNUAL REVENUES COMES FROM FOREIGN SALES. In 2006, foreign sales totaled $24.8 million or 16.9% of the Company's gross fabric sales. A reduction in the volume of international trade, fluctuations in currency exchange rates, political instability or an economic downturn in any of the export markets important to the Company, or any material restrictions on international trade could have a material adverse effect on the Company. In addition, the Company's 2006 gross fabric sales to customers in four foreign countries were $19.2 million in the aggregate, representing 77.6% of the Company's total gross foreign sales and 12.8% of the Company's gross fabric sales. There can be no assurance that economic, political or other events in any foreign market will not have a material adverse effect on the Company.

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

        WE ARE VERY DEPENDENT ON OUR COMPUTER SYSTEMS. The effective functioning of Quaker's management information systems, including its Enterprise Resource Planning and Advanced Planning ("APS") systems, is critical to the Company's ability to manage both its administrative and manufacturing operations. Any significant performance problem with these systems would have a material adverse effect on Quaker's ability to manage its accounting, order processing, materials purchasing and inventory management, scheduling and shipping and invoicing functions, resulting in significant downtime in Quaker's production areas, inefficient production, delays in filling and invoicing orders, and shortfalls in our operating results.

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

        WE MUST COMPLY WITH A NUMBER OF GOVERNMENTAL REGULATIONS APPLICABLE TO OUR BUSINESS OPERATIONS. In May 1998, the U.S. Consumer Product Safety Commission (the "CPSC") began reviewing whether to propose a standard to address the hazards associated with small open flame ignitions of upholstered furniture. The Company is unable to predict when or if any such standard will be adopted or the effect the adoption of any standard would have on the Company. Any requirement to treat fabrics for upholstered furniture with flame retardant chemicals would increase the Company's production costs. There can be no assurance that the Company would be able to pass any of such increased costs on to its customers. In addition, any such requirement could adversely affect the aesthetics of the Company's products resulting in lower demand.

        In January 2006, the EPA launched a global stewardship program inviting companies to reduce PFOA (Perfluorooctanoic acid) releases and its presence in products by 95% by no later than 2010 and to work toward the elimination of these sources of exposure no later than 2015 due to the possibility that at some point in the future the EPA could determine PFOA to be a likely carcinogen. Certain of the fabric finishes used by the Company to improve the stain resistance properties of Quaker's products may release trace amounts of PFOA as a result of the breakdown of fluorotelomers over time. Although studies done by DuPont, one of the Company's fabric finish suppliers, indicate "the use of consumer articles based on fluorotelomers would not result in any detectable exposure to PFOA," Quaker is currently working with the Company's principal fabric finish supplier to assist this supplier with the reformulation of its product in a manner consistent with the EPA's stewardship program. It is not clear whether the use of a reformulated product will result in any increased costs to the Company. In the event of any cost increases, there can be no assurance that the Company would be able to pass such cost increases on to its customers. If it is unable to, the Company may be adversely affected.

        OUR OPERATIONS ARE SUBJECT TO NUMEROUS ENVIRONMENTAL LAWS AND REGULATIONS. The Company's operations are subject to numerous federal, state, and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company's facilities are located in industrial areas, and, therefore, there is the possibility of incurring environmental liabilities as a result of historical operations at the Company's sites. Environmental liability can extend to previously owned or leased properties, properties owned by third parties, and properties currently owned or leased by the Company. Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation. In addition, under the Comprehensive Environmental Resources Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities. Liability under CERCLA is strict as well as joint and several. Further, certain of the Company's manufacturing areas are subject to change in the future and any failure by the Company to comply with present or future laws or regulations could subject it to future liabilities or interruption of production which could have a material adverse effect on the Company. Changes in environmental regulations could restrict the Company's ability to expand its facilities or require the Company to incur substantial unexpected other expenses to comply with such regulations.

        The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. Environmental due diligence reviews conducted by the Company's lenders in connection with Quaker's November 2006 refinancing transaction identified certain regulatory compliance obligations which the Company failed to meet in a timely fashion. These reviews also indicated the need for additional environmental site assessment work at certain of the Company's facilities, raising the possibility that the Company will be required to incur additional future remediation expenses should further environmental conditions requiring remediation be identified during this process. The Company has accrued reserves for environmental matters based on information presently available, and management believes these reserves to be adequate. Accordingly, management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company, however, there can be no assurance that established reserves will prove to be adequate or that the costs associated with environmental matters will not increase in the future.

        FAILURE TO  MAINTAIN  EFFECTIVE  INTERNAL  CONTROLS IN  ACCORDANCE  WITH
SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE. Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K. As a non-accelerated filer, Section 404 would also require our independent registered public accounting firm to attest to, and report on, management's assessment of our internal controls over financial reporting with respect to our Fiscal 2008 operations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could lead to material misstatements in our financial statements and we could fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could have an adverse effect on our business, hurt our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq Stock Market, regulatory investigations and civil or criminal sanctions.

        DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the efforts and abilities of the Company's key employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company.

        CERTAIN ANTI-TAKEOVER PROVISIONS AND PREFERRED STOCK COULD RESULT IN A DECREASE IN A POTENTIAL ACQUIRER'S VALUATION OF THE COMPANY'S COMMON STOCK. Certain provisions of Delaware law and the Company's Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. Also, Quaker's Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire the Company. In addition, under the terms of the 2006 Loan Agreements, a Change in Control would constitute an Event of Default, as those terms are defined in the 2006 Loan Agreements. And finally, the Company is a party to change in control agreements with each of Quaker's officers. In the event of a Termination of Employment in connection with a Change in Control, as those terms are defined in the agreements, the Company would be obligated to make certain payments, expressed as a percentage of cash compensation, to the terminated officer or officers. These provisions may have the effect of delaying, deferring or dissuading a potential acquirer from acquiring outstanding shares of Common Stock at a price that represents a premium to the then current trading price.

        THE PRICE OF A SHARE OF THE COMPANY'S COMMON STOCK COULD FALL BELOW THE LEVEL REQUIRED BY THE COMPANY'S LISTING AGREEMENT WITH THE NASDAQ GLOBAL MARKET. The Company's common stock is traded on the NASDAQ Global Market. During 2006, the sales price per share ranged from a low of $0.92 to a high of $3.00, and the Company's common stock is "thinly-traded." The possibility exists that there could be a further decrease in the share price, particularly if there is further deterioration in the Company's financial performance. If the price of a share of the Company's common stock were to fall below $1.00 for a period of thirty (30) days, the Company would be in violation of its listing agreement with Nasdaq and the Company's stock would be "delisted," resulting in a further reduction in the liquidity of an investment in the Company's common stock.

FORWARD-LOOKING STATEMENTS:

        Statements contained in this report that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "seek," "plan," "intend," "designed," "believe," or variations of such words and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. The forward-looking statements in this report, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, in addition to those discussed above, product demand and market acceptance of the Company's products; regulatory uncertainties; the effect of economic conditions; the impact of competitive products and pricing, including, but not limited to, imported furniture and furniture coverings sold into the U.S. domestic market; foreign currency exchange rates; changes in customers' ordering patterns; the effect of uncertainties in markets outside the U.S. in which the Company operates; changes from anticipated levels of sales, whether due to future global, national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; economically effective foreign sourcing of products; the price at which a property is sold, cash and non-cash charges incurred in connection therewith, and the timing of any such sale; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; energy cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, disposition, bankruptcy or otherwise; actions of current or new competitors; tax rate changes; interest rate changes; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

        WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE ON WHICH THE FORWARD-LOOKING STATEMENT IS MADE.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None

ITEM 2. PROPERTIES

PROPERTIES

        Quaker is headquartered in Fall River, Massachusetts where it currently owns five facilities and leases two. Operations have ceased at two of the owned facilities and at one of the leased plants. A sale of the Company's corporate headquarters building on Davol Street in Fall River is pending, with the Company planning to lease back 127,000 square feet of this facility for office and R&D purposes. The sixty-six acres of undeveloped land the Company owns in Fall River and three of the Company's other plants are also for sale. The table below sets forth certain information relating to the Company's current facilities:

                                                            BUILDING
              LOCATION          STATUS     PURPOSE          AREA (SF)  OWNERSHIP
------------------------------  ------  ------------------  --------   ---------

Grinnell Street, Fall River ..  Active  Manufacturing        748,000   Owned
Commerce Drive, Fall River ...  Active  Warehouse/Mfg.       540,000   Leased(1)
Davol Street, Fall River .....  Active  Offices/R&D          245,000   Owned(2)
Ferry Street, Fall River .....  Active  Manufacturing        193,000   Owned(3)
Brayton Avenue, Fall River ...  Idled   Manufacturing        186,000   Owned(4)
Quarry Street, Fall River ....  Idled   Manufacturing         76,000   Owned(4)
Graham Road, Fall River ......  Idled   Manufacturing         52,000   Leased(5)
Verona, Mississippi ..........  Active  Distribution Center   20,000   Owned
City of Industry, California..  Active  Distribution Center   17,000   Leased(6)
Mexico City, Mexico ..........  Active  Distribution Center    9,000   Leased(7)
High Point, North Carolina ...  Active  Distribution Center    9,000   Leased(8)

----------
(1)     Lease expires December 31, 2015

(2) A sale of this facility is pending. As part of this transaction, the Company has agreed to lease approximately 127,000 square feet in the building in order to maintain its corporate headquarters at the same location

(3)     This plant is for sale

(4) Manufacturing activities have ceased at this site, and the facility is for sale

(5) Lease expires July 31, 2007. This facility has been idled, and this lease will not be renewed

(6)     Lease expires September 30, 2009

(7)     Lease expires February 28, 2009

(8)     Lease expires July 31, 2008

        The Company also maintains inventory at a third party warehouse provider in Sao Paulo, Brazil. Quaker has sales offices in Fall River, Massachusetts; Guadalajara and Mexico City, Mexico; Hickory and High Point, North Carolina; Chicago, Illinois; Tupelo, Mississippi; City of Industry, California; and Sao Paulo, Brazil. All of the Company's sales offices, except the one in Fall River, Massachusetts, are leased.

        On March 3, 2006, the Company entered into a purchase and sale agreement with respect to the Company's 244,000 square foot manufacturing facility located at 763 Quequechan Street in Fall River, Massachusetts calling for the sale of this facility to a Massachusetts limited liability company for $1.4 million, and on March 14, 2006, Quaker entered into a purchase and sale agreement with respect to the Company's 53,000 square foot manufacturing facility located at 3129 County Street in Somerset, Massachusetts calling for the sale of this facility to a resident of Cumberland, Rhode Island for $1.75 million. These two transactions closed during the third quarter of 2006.

On February 20, 2007, the Company entered into a purchase and sale agreement with respect to the Company's 245,000 square foot corporate headquarters building located at 1082 Davol Street in Fall River calling for the sale of this facility for $4.7 million and a leaseback of approximately 127,000 square feet for office purposes. This sale is pending, and the transaction is expected to close in April 2007.

        The Company also owns approximately sixty acres of undeveloped land in Fall River, Massachusetts which was purchased in 1998 to allow for expansion of its operations. The Company's December 2004 decision to enter into a long-term lease on an additional 540,000 square feet of manufacturing and warehousing space in Fall River led the Company to reevaluate its interest in developing this land as a manufacturing location. The net book value of this land is approximately $3.5 million, and the Company is actively marketing it for sale or development.

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

        In particular, the Company is aware of soil and groundwater contamination relating to the use of certain underground fuel oil storage tanks at its Fall River facilities. During 2001, the Company filed Response Action Outcome Statements ("RAOs") and Activities and Use Limitations ("AULs") with the Commonwealth of Massachusetts with respect to soil and groundwater contamination at two of its facilities. The AULs are intended to limit human access to the tainted soil and groundwater, close out the sites and end future regulatory reporting. During the fourth quarter of 2003, the Company terminated the AUL with respect to one of these facilities at the direction of the Massachusetts Department of Environmental Protection in order to complete additional response actions necessary to support the conclusion that a condition of No Significant Risk has been achieved at the site. In addition, during the fourth quarter of 1993 the Company removed and encapsulated asbestos at two of its facilities and the Company has an on-going asbestos management program in place to appropriately maintain the asbestos that remains present at its facilities.

        Quaker has also determined that several localized areas of a sixty-acre parcel of land in Fall River owned by the Company contain surficial soil contamination from polyaromatic hydrocarbons ("PAHs") and lead, and are thus subject to the Massachusetts Superfund law. Over eighty percent of the contaminated soil exists under high-tension power lines. The site is currently undeveloped and was purchased by the Company during 1998-1999 to provide a location for the possible future development of a manufacturing and warehouse facility. The Company engaged the services of a Licensed Site Professional ("LSP") and filed the appropriate notices and reports with the Massachusetts Department of Environmental Protection. Following the determination of the vertical and lateral extent of the contamination and the nature of the soil contamination by the LSP, it was established that the site could be properly remediated by covering the contaminated soil under the high-tension power wires with a one-foot depth of clean soil. This was completed during the second half of 2000. Subsequent soil sampling and laboratory analyses have confirmed that the areas of contamination under the high-tension power wires have been properly remediated. Additional regulatory compliance and environmental assessment and remediation work at the site is anticipated, the final cost of which is currently uncertain.

        The Company acquired two additional manufacturing facilities during the second half of 2001. Prior to the Company's purchase, comprehensive environmental site assessments, including soil and groundwater analyses, were completed at both sites by an LSP. As a result of these assessments, an AUL has been filed with the Commonwealth of Massachusetts with respect to one of the sites. Further, although urban fill containing waste material, including coal and ash, was discovered at the other site, the Company has determined that the "urban fill" exemption from the assessment and remediation requirements of the Massachusetts environmental regulations requires no further action by the Company with respect to this property.

        During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection (the "MADEP") to install air pollution control equipment on three of the stacks at one of its manufacturing facilities located in Fall River. The control equipment is intended to ensure that emissions from the stacks do not exceed the 0% opacity limit set forth in the Company's operating permit for air emissions. Management anticipates that the costs associated with the acquisition and installation of the control equipment will total approximately $900,000. The equipment itself was scheduled to be fully installed over a three year period beginning in 2003. By March 2006, the required pollution control equipment had been installed on two of the three stacks. The Company has reached an agreement with the MADEP extending the date by which the equipment required on the third stack must be installed to October 2007.

        The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. Environmental due diligence reviews conducted by the Company's lenders in connection with Quaker's November 2006 refinancing transaction identified certain regulatory compliance obligations which the Company failed to meet in a timely fashion. These reviews also indicated the need for additional environmental site assessment work at certain of the Company's facilities, raising the possibility that the Company will be required to incur additional future remediation expenses should further environmental conditions requiring remediation be identified during this process. The Company has accrued reserves for environmental matters based on information presently available, and management believes these reserves to be adequate. Accordingly, management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company, however, there can be no assurance that established reserves will prove to be adequate or that the costs associated with environmental matters will not increase in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded over the counter and is quoted on the Nasdaq Global Market under the symbol "QFAB."

        As of March 29, 2007, there were approximately 89 record holders of the Company's common stock.

        No dividends were paid on the Company's common stock prior to fiscal year 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for future dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial condition and other factors deemed relevant by the Board. The Company's 2006 Loan Agreements contain restrictive covenants which restrict the Company's ability to pay dividends. The Company suspended dividend payments following the third quarter of 2004 in order to comply with a similar restrictive covenant in the financing agreements to which the Company was then a party, and no dividends have been declared or paid since that time. See Note 7 of Notes to Consolidated Financial Statements.


                               MARKET INFORMATION

        The following summarizes the high and low sales prices for a share of the Company's common stock as reported by Nasdaq and cash dividends paid per share for each of the quarters in the years ended December 30, 2006 and December 31, 2005.

                                                PRICE PER SHARE    DIVIDENDS
                                               ------------------     PER
                         2006                    HIGH      LOW       SHARE
                         ----                  --------  --------  ---------
        FIRST QUARTER .....................    $  3.00   $  1.30       --
        SECOND QUARTER ....................    $  1.83   $  1.34       --
        THIRD QUARTER .....................    $  1.71   $  1.06       --
        FOURTH QUARTER ....................    $  1.34   $  0.92       --

                                                Price Per Share    Dividends
                                               ------------------     Per
                         2005                    High      Low       Share
                         ----                  --------  --------  ---------
        First Quarter .....................    $  5.99   $  3.13       --
        Second Quarter ....................    $  4.63   $  3.00       --
        Third Quarter .....................    $  4.69   $  2.54       --
        Fourth Quarter ....................    $  2.92   $  2.11       --

                                PERFORMANCE GRAPH

                  COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
                     AMONG QUAKER FABRIC CORPORATION, NASDAQ
                        MARKET INDEX AND PEER GROUP INDEX

        The graph below compares the cumulative total stockholder return for the Company's Common Stock for the period beginning December 28, 2001 and ended December 30, 2006 with the comparable returns of two indexes. The first index is the NASDAQ Market Index (NMS Industrials) and the second is a group consisting of the twenty-five textile manufacturing companies that currently compose the Hemscott Group Inc., Textile Manufacturing Industry Group. Additional information concerning this group, including a listing of the companies included, is available at www.hemscottdata.com.

        [The table below represents a line chart in the printed report.]

                     12/28/2001  1/3/2003    1/2/2004     12/31/2004   12/31/2005   12/30/2006
                     ----------  --------    --------     ----------   ----------   ----------
QUAKER FABRIC CORP.      100       80.58      109.94         67.51        25.83        14.17
HEMSCOTT GROUP INDEX     100       97.14      122.78        152.54       130.41       123.12
NASDAQ MARKET INDEX      100       69.75      104.88         113.7       116.19       128.12

                     ASSUMES $100 INVESTED ON DEC. 28, 2001
                          ASSUMES DIVIDENDS REINVESTED
                        FISCAL YEAR ENDING DEC. 30, 2006

              COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                                             FISCAL YEAR ENDING
                                             ------------------

                          12/28/01  1/3/03  1/2/04  12/31/04  12/30/05  12/29/06
                          --------  ------  ------  --------  --------  --------

Quaker Fabric              100.00   80.58   109.94    67.51     25.83     14.17

Textile Manufacturing      100.00   97.14   122.78   152.54    130.41    123.12

NASDAQ Market Index        100.00   69.75   104.88   113.70    116.19    128.12


For purposes of this comparison, the cumulative total stockholder return of each issuer within the Hemscott Group Inc. Manufacturing Group has been weighted according to the respective issuer's stock market capitalization at the beginning of the period (December 28, 2001). This comparison assumes $100 invested on December 28, 2001 in the Company's Common Stock and $100 invested in each of the indexes. This comparison also assumes that all dividends have been reinvested.

                      EQUITY COMPENSATION PLAN INFORMATION

                      (IN THOUSANDS, EXCEPT DOLLAR AMOUNTS)
                                DECEMBER 30, 2006

                                                                                                                     NUMBER OF
                                                                                                                     SECURITIES
                                                                        NUMBER OF                               REMAINING AVAILABLE
                                                                     SECURITIES TO BE      WEIGHTED-AVERAGE     FOR FUTURE ISSUANCE
                                                                       ISSUED UPON        EXERCISE PRICE OF         UNDER EQUITY
                                                                       EXERCISE OF            OUTSTANDING        COMPENSATION PLANS
                                                                       OUTSTANDING             OPTIONS,              (EXCLUDING
                                                                    OPTIONS, WARRANTS        WARRANTS AND       SECURITIES REFLECTED
                                                                       AND RIGHTS               RIGHTS              IN COLUMN A)
                                                                    -----------------     -----------------     --------------------
                      PLAN CATEGORY                                        (A)                    (B)                   (C)
                      -------------                                 -----------------     -----------------     --------------------
Equity compensation plans approved by security holders .........          1,921                 $ 7.66                 1,740
Equity compensation plans not approved by security holders .....            627                   8.03                   432
                                                                          -----                 ------                 ------
  Total ........................................................          2,548                 $ 7.75                 2,172
                                                                          =====                 ======                 ======

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

        The Company's 1996 Stock Option Plan for certain key employees currently covers 522,500 shares of common stock. Options granted under the 1996 Stock
Option Plan vest over a five-year period beginning on the date of each grant. Options are issued at their fair market value at the date of grant, and the average exercise price for all options granted is $7.98 per share. Prior to their participation in the Company's 1997 Stock Option Plan in 2001, the Company's non-employee directors were awarded options pursuant to individual contracts. These options were issued at their fair market value at the date of grant, and the average exercise price for all such options granted is $8.25 per share. All options granted to the Company's non-employee directors under these contracts are fully vested and currently cover a total of 105,000 shares of common stock.

        On December 16, 2005, the Board of Directors approved the acceleration of vesting of all outstanding unvested stock options previously awarded to its employees (including its executive officers) under the Company's equity compensation plans. The acceleration of vesting became effective on December 16, 2005 for stock options outstanding as of such date. On such date, the closing market price was $2.60. Options to purchase an aggregate of approximately 565,000 shares of common stock (of which options to purchase an aggregate of 393,000 shares of common stock are held by executive officers of the Company) were accelerated on December 16, 2005. The exercise prices of the options range from $7.04 to $9.12. Under the recently issued Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), the Company was required to apply the expense recognition provisions under SFAS 123R beginning January 2, 2006. The decision to accelerate the vesting of these stock options, all of which are at exercise prices higher than current market price, was made because (i) there is no perceived value in these options to the employees involved, and (ii) there are no employee retention ramifications.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

        The Company did not purchase any of its equity securities during 2006.

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

                                                                                      FISCAL YEAR ENDED
                                                         -----------------------------------------------------------------------
                                                         DECEMBER 30,   DECEMBER 31,   JANUARY 1,      JANUARY 3,     JANUARY 4,
                                                            2006           2005           2005           2004           2003(1)
                                                         -----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
  Net sales ..........................................   $   151,664    $   224,684    $   289,145    $   325,337    $   365,445
  Cost of products sold ..............................       136,809        195,764        236,270        255,202        285,493
                                                         -----------    -----------    -----------    -----------    -----------
  Gross profit .......................................        14,855         28,920         52,875         70,135         79,952
  Selling, general and administrative expenses .......        37,053         46,076         55,315         55,334         56,885
  Goodwill impairment ................................            --          5,432             --             --             --
  Restructuring and asset impairment charges .........        26,458         11,203             --             --             --

  Non-recurring (income)(3) ..........................            --             --             --         (1,426)            --
                                                         -----------    -----------    -----------    -----------    -----------
  Operating income (loss) ............................       (48,656)       (33,791)        (2,440)        16,227         23,067
  Other expenses (income):
    Interest expense .................................         3,727          3,019          3,327          3,887          4,633
    Early extinguishment of debt .....................           628          2,232             --             --             --
    Amortization and write-off of deferred
      financing costs ................................         1,336            396             53             53            103
    Other income .....................................          (262)          (200)           (45)            (2)           (12)
                                                         -----------    -----------    -----------    -----------    -----------
  Income (loss) before provision for income taxes ....       (54,085)       (39,238)        (5,775)        12,289         18,343
  Provision (benefit) for income taxes(4) ............       (16,453)       (12,982)        (3,733)         4,350          6,787
                                                         -----------    -----------    -----------    -----------    -----------
  Net income (loss) ..................................   $   (37,632)   $   (26,256)   $    (2,042)   $     7,939    $    11,556
                                                         -----------    -----------    -----------    -----------    -----------
  Earnings (loss) per common share(2)--basic .........   $     (2.23)   $     (1.56)   $     (0.12)   $      0.48    $      0.72
                                                         -----------    -----------    -----------    -----------    -----------
  Earnings (loss) per common share(2)--diluted .......   $     (2.23)   $     (1.56)   $     (0.12)   $      0.47    $      0.69
                                                         -----------    -----------    -----------    -----------    -----------
  Dividends per common share .........................   $        --    $        --    $      0.09    $      0.10    $        --
                                                         -----------    -----------    -----------    -----------    -----------
  Weighted average shares outstanding (2)--basic .....        16,869         16,826         16,819         16,671         16,022
                                                         -----------    -----------    -----------    -----------    -----------
  Weighted average shares outstanding (2)--diluted ...        16,869         16,826         16,819         16,958         16,847
                                                         -----------    -----------    -----------    -----------    -----------

SELECTED OPERATING DATA:
  Depreciation and amortization ......................   $    14,903    $    17,255    $    18,757    $    19,470    $    17,826
  Capital expenditures ...............................         1,222          5,402         15,015          7,921         32,094
  Unit volume (in yards) .............................        23,560         34,593         47,195         56,132         63,847
  Weighted average gross sales price per yard ........   $      6.21    $      5.88    $      5.74    $      5.66    $      5.57

BALANCE SHEET DATA:
  Working capital ....................................   $    23,297    $    18,661    $    33,396    $    74,168    $    74,808
  Total assets .......................................       160,844        219,862        266,505        276,278        288,686
  Current portion of debt and capital leases .........        11,432         38,023         40,000          5,000          5,000
  Long-term debt and capitalized leases, net of
    current portion ..................................        22,917            629             --         40,000         61,200
  Stockholders' equity ...............................   $   102,929    $   141,164    $   166,492    $   169,505    $   161,805

----------
(1)     The fiscal year ended January 4, 2003 was a 53-week period.

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

        The report issued by Quaker's independent registered public accounting firm on the Company's Fiscal 2005 financial statements included an explanatory paragraph raising substantial doubt about the ability of the Company to continue as a going concern. (See Item 8. Financial Statements and Supplementary Data.) The report issued by Quaker's independent registered public accounting firm on the Company's Fiscal 2006 financial statements does not include any expression of substantial doubt about the ability of the Company to continue as a going concern. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Liquidity and Capital Resources.)

GENERAL

        OVERVIEW. Quaker is a leading supplier of woven upholstery fabrics. To complement the Company's U.S. production capability and to generate incremental sales, during the second half of 2005, Quaker began building a global fabric sourcing capability. This global fabric sourcing capability primarily involves the development of commercial relationships with a limited number of carefully chosen offshore fabric mills and is intended to allow the Company to recapture the share of the domestic residential market it has lost to foreign imports since Quaker's sales peaked at $365.4 million during Fiscal 2002. The most important of these commercial relationships is with a large, fully integrated fabric mill in Hangzhou, China. Quaker also manufactures specialty yarns, most of which are used in the production of the Company's fabric products. The balance is sold to manufacturers of craft yarns, home furnishings and other products.

        Overall demand levels in the upholstery fabric sector are a function of overall demand for household furniture, which is, in turn, affected by general economic conditions, population demographics, new household formations, consumer confidence and disposable income levels, sales of new and existing homes and interest rates.

        Competition in the industry is intense, from both domestic fabric mills and fabric mills located outside the U.S. manufacturing products for sale into the U.S. market. In addition, there has been a recent and significant increase in imports of both furniture coverings and fully upholstered furniture into the U.S. market, with industry data indicating that sales of imported fabrics in both roll and "kit," i.e., cut and sewn, form represented approximately 42% of total U.S. fabric sales during 2004, up from 29% in 2003 and 11% in 2002. Management believes that this trend has continued and estimates that imported fabrics currently represent approximately 60% of total U.S. fabric sales.

        The Company's fabric products compete with other furniture coverings, including leather, suede, microdenier "faux suede," prints, tufts, flocks and velvets, for consumer acceptance. Consumer tastes in upholstered furniture coverings are somewhat cyclical and do change over time, sometimes rapidly, with various coverings gaining or losing share depending on changes in home furnishing trends and the amount of retail floor space allocated to various upholstered furniture product categories at any given time. For example, leather furniture and furniture covered with microdenier faux suede products, primarily imported in roll and "kit" (i.e., cut and sewn) form from low labor cost countries, particularly China, have enjoyed strong demand over the past few years, primarily at the expense of woven fabrics, such as the Jacquards and other woven fabrics Quaker manufactures. In some retail furniture stores, these products may occupy as much as 50% of the floor space allocated to upholstered furniture products.

        Fiscal 2004 started out reasonably strong, but the Company's financial performance deteriorated as the year progressed, particularly during the second half. Because of the capital intensive nature of the upholstery fabric manufacturing process, the Company's fixed costs are relatively high--causing any shortfall at the top line to quickly erode Quaker's margins and bottom line profitability.

        Net sales of $289.1 million for 2004 were down 11.1% versus 2003--with net sales into the domestic residential market of $232.8 million for the year, down 15.3%--and international fabric sales of $35.9 million for the year, down 10.2%. Yarn sales, however, showed consistent strength throughout the year, with total 2004 sales into that market of $20.4 million, up 92% over 2003 and reflecting a strategic repositioning of that aspect of Quaker's business.

        From a profitability standpoint, the Company's performance during the first quarter of 2004 was solid, with net income of $2.4 million--but the Company recorded a small loss in the second quarter, a ($2.1) million loss in the third quarter and a ($1.9) million loss in the fourth quarter--leading to a loss of ($2.0) million for the year as a whole, with favorable settlement of a Company claim for certain federal research and development tax credits adding approximately $2.0 million, or $0.12 per share, to the Company's results for the fourth quarter and for the year.

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

        Fiscal 2004's lower revenues resulted in a significant deterioration in Quaker's margin performance, pushed SG&A expense as a percentage of sales up to 19.1%--and generally hurt the Company's financial performance resulting in losses at the bottom line in every quarter except the first. The problems created by 2004's revenue shortfall were exacerbated by a number of other factors, including higher energy and raw material prices and the more than $0.7 million of professional fees Quaker incurred in connection with its Sarbanes-Oxley Act compliance efforts.

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

        During 2005, the continued strength of leather, faux suede and woven fabric products imported into the U.S. market and the deflationary effects of heavy competition from both domestic and foreign fabric suppliers led to a 22.3% fall-off in Quaker's total revenues--with domestic and international fabric sales for the year of $173.6 million and $29.3 million, down 25.4% and 18.4%, respectively. Net yarn sales, at $21.8 million, increased by $1.4 million, or 6.7%, over 2004 and for the first eight months of the year were running well ahead of 2004, but orders from the craft yarn market slowed significantly in September and remained weak through the balance of the year. At total 2005 net sales of $224.7 million, the Company's significantly lower revenues resulted in a net loss for the year of ($26.3 million), with diluted and basic losses per share of ($1.56); compared to a net loss of ($2.0 million), and diluted and basic losses per share of ($0.12) on total net sales for 2004 of $289.1 million. New orders during 2005 were down 21.6%, and Quaker closed out the year with an order backlog valued at approximately $11.3 million, compared to $14.6 million at year-end 2004.

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

        The Company's primary goal during 2005 was to fundamentally reshape the Company to restore it to profitability and ensure its long-term success. To do that, management put a restructuring plan in place that was intended to:

        o Stabilize revenues from the Company's U.S.-based residential fabric business by concentrating its marketing efforts on those markets least sensitive to imported products;

        o Reduce the Company's operating costs enough to compensate for the revenue drop experienced since 2002, when Quaker's net sales peaked at $365.4 million;

        o Develop commercial relationships with a limited number of carefully chosen offshore fabric mills to recapture the share of the domestic residential market lost to foreign imports and respond to ongoing market changes more quickly; and

        o Generate additional profitable sales by penetrating the outdoor and contract fabric markets and expanding Quaker's specialty yarns business.

        To reduce costs, during 2005, management took more than $40.0 million out of the Company's cost structure on an annualized basis--through significant staffing reductions and reductions of approximately $3.0 million and $14.3 million in Quaker's annualized SG&A and fixed manufacturing costs, respectively. These cuts brought aggregate planned reductions in the Company's cost structure since the second quarter of 2004 to approximately $52.0 million on an annualized basis. In addition, operations at three of Quaker's Fall River-based facilities were moved into one of the Company's other Fall River plants, and just before the end of the year, remaining operations at a fourth facility were transferred into that same plant. A new senior secured credit facility was put in place in May 2005, and cash flows during the year resulted in a reduction in funded debt of approximately $2.1 million. And finally, considerable new market and new product development work was done during 2005--including work on a new line of products for the outdoor market that Quaker rolled out in January of 2006--and work to identify opportunities for the Company to develop strategically important relationships with fabric mills in China, Korea and other areas, anchored by a commercial cooperation agreement with a leading Chinese fabric mill that the Company signed during the first quarter of 2006.

        But 2005 also saw some very significant increases in the Company's energy and raw material costs. In January 2005, an important raw material supplier announced its decision to exit the acrylic business. The Company built a safety stock of acrylic inventory at Quaker sufficient to cover its manufacturing requirements until raw materials from new suppliers could enter the Company's supply chain, but the loss of this domestic supplier increased Quaker's raw material costs, put additional pressure on the Company's margins and also involved some significant opportunity costs. In March of 2005, Quaker put through a price increase to deal with those problems, and in October, the Company implemented a surcharge to compensate for increases in the prices of some of the petroleum-based raw materials used by Quaker and in the Company's overall energy costs. But, Quaker's revenues were falling faster than its costs and the Company reported both operating and net losses in each quarter of 2005.

RECENT DEVELOPMENTS

        The market for upholstery fabric in the United States continued to experience unprecedented change during 2006. Imported fabrics, in both roll and kit form, now represent more than half of the market and could be as high as 75%
- and a number of domestic furniture manufacturers and retailers are bringing fully-upholstered furniture into the U.S. market from China. For Quaker, these dramatic changes led to a 29% drop in 2006 domestic fabric sales and an 18% drop in 2006 export fabric sales. Net yarn sales for the year were down 79.2%. This large sales decline outpaced the speed at which the Company was able to reduce costs. At the end of the day, net sales for the year were $151.7 million, with a net loss of ($37.6 million), and diluted and basic losses per share of ($2.23); compared to net sales of $224.7 million, a net loss of ($26.3 million), and diluted and basic losses per share of ($1.56) for fiscal 2005.

        One-time charges related to the Company's ongoing restructuring plan also had a significant effect on Quaker's 2006 results - with pre-tax restructuring and asset impairment charges accounting for $26.5 million, or more than half, of the $48.5 million operating loss the Company reported for 2006. These charges were primarily non-cash and included the write-down of assets, including manufacturing plants and machinery and equipment, that have been put up for sale as part of the Company's consolidation strategy. Excluding these charges, Quaker's 2006 net loss would have been ($17.4 million), or ($1.03) per share.

        Despite last year's results, management believes that the steps taken during 2006 to reshape and restructure the Company represent significant progress toward returning Quaker to profitability - and throughout 2006, management continued to implement the restructuring plan first put in place in 2005. The key elements of this plan include:

    o   Aligning operating costs with revenue expectations;

    o Stabilizing revenues from Quaker's U.S.-based residential fabric business by concentrating the Company's marketing efforts on those market segments least sensitive to imported products - such as the jobber, upper-end and specialty retailer categories - where prompt delivery is critical;

    o Generating additional sales by penetrating the outdoor fabric market and building on its existing position in the contract fabric market;

    o Striking the right balance between domestic production and offshore sourcing by developing commercial relationships with a limited number of carefully chosen non-U.S. fabric mills - with these complementary offshore sourcing programs intended to allow Quaker to recapture at least a portion of the domestic residential business lost to imported products; and

    o Consolidating manufacturing operations into fewer facilities and selling off excess real estate and machinery and equipment.

        Using this plan as a guide, during 2006, Quaker sold two manufacturing plants and about $4.0 million of machinery and equipment. The Company also cut SG&A costs by approximately $10.0 million - and manufacturing costs by approximately $20.0 million - both on an annualized basis. Inventory was reduced by about $9.7 million and senior debt by a little over $4.0 million. And new financing agreements were put in place in November 2006 which management believes to be consistent with Quaker's strategic objectives and current operating and working capital needs. In addition, the Company's independent registered public accounting firm's unqualified opinion on the Company's Fiscal 2006 financial statements does not contain a reference expressing substantial doubt about the Company's ability to continue as a going concern. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

        To counter the decline in the Company's sales, Quaker has refocused its marketing efforts on segments less vulnerable to Chinese imports - including the development and introduction of new products for the outdoor, jobber, contract, upper-end residential and specialty retailer markets. This effort will remain a major focus for the Company going forward. To further Quaker's dual strategy of striking the right balance between domestic production and global sourcing, the Company also developed and implemented a China program last year that is intended to give Quaker a competitive advantage in the global sourcing arena - and management believes that the alliance the Company put in place with its China-based partner in January 2006 is developing well.

        That said, the Company's primary focus during 2007 will be on rebuilding the top line and keeping costs in line with sales. Quaker continues to bring significant competitive strengths to the industry - design talent, product development expertise, the close working relationships the Company has built over many years with its customers, sourcing capabilities, technological savvy, and the ability to find and make the most of new market opportunities. Management intends to use those competitive strengths to aggressively develop fabrics for production by Quaker's strategic partner in China - and other products that for both strategic and economic reasons are best produced in the Company's Fall River-based manufacturing facilities. This latter category includes Quaker's relatively new outdoor fabric and contract furniture programs, which are intended to build revenues by leveraging the Company's technological expertise to expand into new markets - as well as fabrics for those domestic and international residential customers in need of a strong U.S.-based fabric mill to meet their requirements for high quality, innovative products with relatively short delivery lead times.

        Selling off excess facilities and equipment will also be an important 2007 priority. During the first quarter of 2007, Quaker entered into two asset sale agreements. The first involves a pending sale of the Company's corporate headquarters building in Fall River for $4.7 million - and, consistent with Quaker's overall consolidation program, a leaseback of part of the building. The second agreement involves the ongoing sale of additional excess machinery and equipment. This transaction included an initial payment to the Company of $1.3 million. The net proceeds from all asset sales will be used to reduce the outstanding balance of our term loan.

        Paying attention to basic blocking and tacking will also be a 2007 corporate imperative, including making sure that the Company's productivity levels and quality performance are consistent with our 2007 objectives.

        Management believes that 2007 will be a very important transition year for Quaker. Domestic market conditions are likely to remain both challenging and highly dynamic, with problems at the Company's suppliers and customers symptomatic of the broader challenges arising out of the changes taking place in the furniture industry as a whole. These challenges--including rapid changes in the competitive landscape, further significant increases in fabric imports, particularly from China, the emergence of new industry participants, consolidation in the furniture retailing and manufacturing sectors and changes in the kind of furniture consumers want to purchase and in how they want to purchase it--will make building the kind of sales volume the Company needs a difficult task. These challenges also place additional importance on the wisdom of Quaker's restructuring plan, as outlined above, and on the effectiveness of its execution.

        To complete the restructuring of our business, Quaker will need to make significant investment in the development, production, marketing and sale of new products and the development of new commercial relationships, in particular the new commercial relationships the Company is putting in place with offshore fabric sources. This investment is critical in order to maintain and grow our business. However, we cannot guarantee that the capital needed to achieve this will be available or that we will be successful in our strategic initiatives. If we are not successful, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product and new market development initiatives and further reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

        QUARTERLY OPERATING RESULTS. The following table sets forth certain unaudited condensed consolidated statements of operations data for the eight fiscal quarters ended December 30, 2006, as well as certain data expressed as a percentage of the Company's total net sales for the periods indicated:

                                                     FISCAL 2006                                   Fiscal 2005
                                    -------------------------------------------    --------------------------------------------
                                     FIRST       SECOND     THIRD       FOURTH      First       Second      Third      Fourth
                                    QUARTER     QUARTER    QUARTER     QUARTER     Quarter     Quarter     Quarter     Quarter
                                    --------    --------   --------    --------    --------    --------    --------    --------
                                                       (in thousands, except percentages and per share data)
Net sales .......................   $ 46,280    $ 42,880   $ 30,311    $ 32,193    $ 59,215    $ 68,885    $ 46,457    $ 50,127
Gross margin ....................      5,441       5,225      1,997       2,192       7,681      10,134       6,075       5,030
Gross margin percentage .........       11.8%       12.2%       6.6%        6.8%       13.0%       14.7%       13.1%       10.0%
Goodwill impairment,
  restructuring and asset
  impairment charges ............        296      13,572      4,920       7,670          --       9,094       5,990       1,551
Operating loss ..................     (5,187)    (17,194)   (12,084)    (14,191)     (4,468)    (11,526)    (10,448)     (7,349)
Operating loss percentage .......      (11.2%)     (40.1%)    (39.9%)     (44.1%)      (7.5%)     (16.7%)     (22.5%)     (14.7%)
Loss before provision for
  income taxes ..................     (6,362)    (18,376)   (12,834)    (16,513)     (5,304)    (14,497)    (11,215)     (8,222)
                                    --------    --------   --------    --------    --------    --------    --------    --------
Net loss ........................   $ (4,135)   $(12,130)  $ (8,438)   $(12,929)   $ (3,090)   $(10,342)   $ (7,155)   $ (5,669)
                                    ========    ========   ========    ========    ========    ========    ========    ========
Loss per common share--basic ....   $  (0.25)   $  (0.72)  $  (0.50)   $  (0.77)   $  (0.18)   $  (0.61)   $  (0.43)   $  (0.34)
                                    ========    ========   ========    ========    ========    ========    ========    ========
Loss per common share--diluted ..   $  (0.25)   $  (0.72)  $  (0.50)   $  (0.77)   $  (0.18)   $  (0.61)   $  (0.43)   $  (0.34)

        The data reflected in this table has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of such information when read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this Form 10-K. Fiscal Years 2006 and 2005 each contained 52 weeks.

        The Company follows industry practice by closing its operating facilities for a one-to-two week period during July of each year. In both 2006 and 2005, this shutdown period, and the resulting effect on sales, occurred in the third fiscal quarter.

        PRODUCT MIX. By offering a broad assortment of fabrics at each price point and in each styling category, the Company has positioned itself as a full service supplier of Jacquard and plain woven fabrics to the upholstered furniture market. Quaker's product line is divided into two distinct branded collections, with its Quaker(TM) line intended to meet the styling, design, quality and pricing needs of the promotional and middle to better end of the market and its Whitaker(R) collection designed to target the better to upper end. In 2005, Quaker began taking steps to supplement the woven Jacquard products that have historically represented the core of the Company's product line with microdenier faux suede and woven products produced outside the U.S. and purchased by Quaker for sale into the worldwide market, and in January 2006, Quaker entered into an agreement with a Chinese fabric mill pursuant to which certain fabrics sold by the Company are designed at Quaker's headquarters in Massachusetts but manufactured in China. Quaker has one other outsourcing arrangement in place, with a fabric manufacturer based in South Korea, and the Company anticipates entering into a limited number of additional similar arrangements in the future. All outsourced products are marketed under Quaker's Global Line(TM) brand.

        GEOGRAPHIC DISTRIBUTION OF FABRIC SALES. To develop markets for upholstery fabric outside the United States, the Company has placed substantial emphasis on building both direct exports from the United States as well as on sales from its distribution centers in Mexico and Brazil. The following table sets forth certain information about the changes which have occurred in the geographic distribution of the Company's net fabric sales since 2004:

                                     2006                   2005                   2004
                             --------------------   --------------------   --------------------
                                        PERCENT OF             Percent of             Percent of
                               AMOUNT     SALES      Amount      Sales      Amount      Sales
                             ---------  ---------   ---------  ---------   ---------  ---------
                                                       (in thousands)
Net fabric sales (dollars):
  Domestic sales ........... $ 123,121       83.7%  $ 173,551       85.6%  $ 232,773       86.6%
  Foreign sales(1) .........    24,005       16.3%     29,309       14.4%     35,928       13.4%
                             ---------  ---------   ---------  ---------   ---------  ---------
    Net fabric sales ....... $ 147,126      100.0%  $ 202,860      100.0%  $ 268,701      100.0%

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS AND ALLOWANCES

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. The Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among more than 1,000 customers and no single customer represented more than 5.8% of the accounts receivable balance at December 30, 2006 and December 31, 2005.

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

INVENTORIES

        Inventory is valued at the lower of cost or market using the last-in, first-out (LIFO) method. Approximately 60% of finished goods are produced upon receipt of a firm order. Management, in partnership with key customers, is utilizing forecasting techniques to significantly reduce delivery lead times. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical information and estimated forecasts of product demand and raw material requirements for the next twelve months. A significant increase in demand for the Company's products could result in a short-term increase in manufacturing costs, including but not limited to overtime and other costs related to capacity constraints in certain areas of the Company. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During 2006, in response to reduced demand, the Company reduced inventory levels in an orderly manner, avoiding any negative impact on Quaker's excess and obsolete reserve requirements. Additionally, assumptions used in determining management's estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Therefore, although every effort is made to ensure the accuracy of management's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and the Company's reported operating results.

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

INCOME TAXES

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forward to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently. Management believes that United States net operating losses would largely eliminate any United States taxes on these earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. The adoption of FIN 48 is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

        In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The application of SAB No. 108 had no effect on the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

FISCAL 2006 COMPARED TO FISCAL 2005

        NET SALES. Net sales for 2006 decreased $73.0 million, or 32.5%, to $151.7 million from $224.7 million in 2005. Net fabric sales within the United States decreased 29.1%, to $123.1 million in 2006 from $173.6 million in 2005, as a result of continued competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and "kit" form, primarily from low labor cost countries in Asia, particularly China. Net foreign sales of fabric decreased 18.1%, to $24.0 million in 2006 from $29.3 million in 2005. This decrease in foreign sales was due primarily to lower sales in Canada. Canadian furniture manufacturers sell furniture into both the United States and Canadian markets where strong competition from imported faux suede fabrics and leather continued during 2006 and contributed to a more difficult competitive environment. Sales to the Middle East were also down due to unrest in the area. Net yarn sales decreased to $4.5 million in 2006 from $21.8 million in 2005, with the decrease in 2006 principally due to excess craft yarn inventory held by a single customer. Sales to this customer accounted for 0.0% of 2006 yarn sales and 77.6% of 2005 yarn sales.

        The gross volume of fabric sold decreased 31.9%, to 23.6 million yards in 2006 from 34.6 million yards 2005. The weighted average gross sales price per yard increased 5.6%, to $6.21 in 2006 from $5.88 in 2005 as a result of product mix changes. The Company sold 19.9% fewer yards of middle to better-end fabrics and 50.0% fewer yards of promotional-end fabrics in 2006 than in 2005. The average gross sales price per yard of middle to better-end fabrics was $7.09 in both 2006 and 2005. The average gross sales price per yard of promotional-end fabrics increased by 1.0%, to $4.08 in 2006 from $4.04 in 2005.

        GROSS MARGIN. The gross margin percentage for 2006 decreased to 9.8% as compared to 12.9% for 2005. The 32.5% drop in net sales in 2006 compared to 2005 caused fixed manufacturing costs as a percentage of net sales to increase, leading to a decline in the gross margin of approximately 270 basis points. In addition, the Company wrote down certain inventory related to its craft yarn products, resulting in a charge of approximately $0.8 million or 50 basis points.

        RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During 2006, the Company reported restructuring and asset impairment charges of $26.5 million. This consisted of $22.5 million of asset impairment charges, $1.9 million of consulting and refinancing fees, $1.5 million of plant consolidation, lease, and occupancy costs and $0.6 million of employee termination costs. During 2006, the Company reduced its production capacity by idling certain manufacturing equipment and closing several manufacturing facilities. As a result of these changes and in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluated these assets for impairment and recorded asset impairments of $12.4 million, $3.6 million, and $6.5 million in the second, third, and fourth quarters of 2006, respectively.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $37.1 million for 2006 as compared to $46.1million for 2005, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions, partially offset by an increase in bad debt expense. Selling, general and administrative expenses as a percentage of net sales were 24.4% and 20.5% for 2006 and 2005, respectively. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales. In addition, the Company had a higher bad debt provision in 2006 due to the bankruptcy of Rowe Furniture Inc., a major customer, and several other losses.

        INTEREST EXPENSE. Interest expense increased to $3.7 million in 2006 from $3.0 million in 2005, primarily due to debt with higher interest rates.

        EFFECTIVE TAX RATE. The Company's effective tax rate was a benefit of 30.4% in 2006 compared to a benefit of 33.1% in 2005. The tax benefit rate in 2006 is limited because the Company has benefited the maximum amount of its losses allowable against its remaining deferred tax liabilities.

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

        RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During 2005, the Company reported restructuring and asset impairment charges of $11.2 million. This consisted of $10.9 million of asset impairment charges and $0.3 million of employee termination costs. During 2005, the Company reduced its production capacity by idling certain manufacturing equipment and also decided to close a manufacturing facility. As a result of these changes and in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluated these assets for impairment and asset impairments of $3.4 million, $5.3 million, and $1.5 million were reported in the second, third, and fourth quarters of 2005, respectively. In addition, due to recent weakness in upholstery fabric orders, the Company evaluated its prepaid marketing materials for impairment and determined that a portion of this asset had been impaired and recorded a charge of $0.7 million. See Footnote 3 to the Consolidated Financial Statements.

        GOODWILL IMPAIRMENT. The Company determined that goodwill should be tested for impairment at July 2, 2005 in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," due to lower than anticipated orders and a related reduction in the Company's backlog position. As a result of this testing, the Company determined that goodwill had been impaired. Accordingly, a goodwill impairment charge of $5.4 million, or $0.32 per share, was recorded in the three month period ended July 2, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has financed its operations and capital requirements through a combination of internally generated funds, debt and equity offerings and borrowings under its financing agreements, including its 2006 Revolving Credit Agreement, as hereinafter defined. The Company's capital requirements have arisen principally in connection with (i) the purchase of equipment to expand production capacity, add new technologies to broaden and differentiate the Company's products, and improve the Company's quality and productivity performance, (ii) increases in the Company's working capital needs, and (iii) investments in the Company's information technology systems. The Company's current capital requirements are related to the execution of Quaker's restructuring plan. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General--Recent Developments.)

        A key 2007 objective is to stabilize revenues from Quaker's core domestic residential business while simultaneously working to generate incremental sales from the new product and new market initiatives the Company has been pursuing. These initiatives include the development of fabrics designed by Quaker for manufacture outside the U.S. through strategic relationships put in place with various offshore fabric mills. These offshore sourcing programs are intended to allow Quaker to supplement the woven fabrics in its product line with other upholstery products, such as velvets and faux suedes, that the Company does not have the equipment to make itself and to allow the Company to recapture at least a portion of the domestic residential business it has lost to imported products over the past several years.

        Simultaneously, Quaker intends to generate revenues based on its U.S. production by continuing to aggressively develop other products that for both strategic and economic reasons are best produced in our Fall River-based manufacturing facilities. These include Quaker's relatively new outdoor fabric and contract furniture programs, which are intended to build revenues by leveraging the Company's technological expertise to expand the markets it serves, as well as fabrics for those domestic and international residential customers in need of a strong U.S.-based fabric mill to meet their requirements for high quality, innovative products with relatively short delivery lead times. On the cost reduction front, Quaker will be continuing to consolidate its Fall River manufacturing operations into fewer facilities, actively marketing its excess real estate and other excess assets, improving its quality performance and productivity levels and being increasingly innovative and flexible--while at the same time keeping operating costs as low as possible and continuing to generate positive operating cash flows through careful inventory control.

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

        The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow. The Company's net cash provided by operating activities was $3.2 million, $5.9 million and $20.2 million during 2006, 2005 and 2004 respectively. Cash provided by operating activities decreased during 2006 due principally to higher operating losses. Reductions in working capital provided $17.6 million of cash in 2006 as compared to $14.5 million in 2005. Continued significant working capital reductions during 2007 are not anticipated.

        Capital expenditures in 2006, 2005 and 2004 were $1.2 million, $5.4 million and $14.9 million, respectively. Capital expenditures during 2006 were funded by operating cash flow and borrowings under the Company's Credit Agreements. Management anticipates that capital expenditures for new projects will not exceed $3.0 million in 2007, consisting principally of facilities-related and information technology expenditures. Capital expenditures are restricted under the 2006 Revolving Credit Agreement and may not exceed $12.0 million in Fiscal 2007. During 2006, the Company generated $4.8 million from the disposition of fixed assets. The proceeds from these asset sales were used to reduce the term loan debt under the 2005 Credit Agreement, as hereinafter defined.

        Debt consists of the following:

                                                      DECEMBER 30,  December 31,
                                                          2006          2005
                                                      ------------  ------------
                                                            (IN THOUSANDS)
        Senior Secured Revolving Credit Facility ... $ 9,480 $ 18,880 Term Loan payable in quarterly principal installments through May 1, 2006 and
          monthly installments thereafter, plus
          interest, over a 5 year period beginning
          November 1, 2005 .........................            --        19,000
        Term Loans payable by May 2010 .............        24,240            --
                                                      ------------  ------------
        Total Debt .................................  $     33,720  $     37,880
          Less:  Current Portion of Senior Secured
                   Revolving Credit Facility .......         9,480        18,880
                 Current Portion of Term Loans .....         1,800        19,000
                                                      ------------  ------------
        Total Long-Term Debt .......................  $     22,440  $         --
                                                      ============  ============

        On November 9, 2006, Quaker Fabric Corporation of Fall River ("Quaker"), a wholly-owned subsidiary of Quaker Fabric Corporation (the "Company"), entered into a $25.0 million amended and restated senior secured revolving credit agreement with Bank of America, N.A. (the "Bank") and two other lenders (the "2006 Revolving Credit Agreement"). Quaker's obligations to the revolving credit lenders are secured by all of the Company's assets, with a junior interest in Quaker's real estate and machinery and equipment. Simultaneously, Quaker entered into two (2) senior secured term loans in the aggregate amount of $24.6 million, with GB Merchant Partners, LLC as Agent for the term loan lenders (the "2006 Term Loan Agreement"). The two term loans consist of a $12.5 million real estate loan and a $12.1 million equipment loan (the "Real Estate Term Loan" and the "Equipment Term Loan", respectively, and together, the "Term Loans"). The Term Loans are secured by all of the Company's assets, with a first priority security interest in the Company's machinery and equipment and real estate.

        The proceeds of the Term Loans were used to: (i) repay, in full, all outstanding obligations under the term loan previously provided by the Bank pursuant to the terms of Quaker's May 18, 2005 senior secured credit facility with the Bank (the "2005 Credit Agreement"), (ii) reduce Quaker's obligations to the Bank under the revolving credit portion of the 2005 Credit Agreement by approximately $8.9 million, (iii) fund a $1.0 million environmental escrow account required by the Term Loan Lenders to cover certain environmental site assessment and remediation expenses potentially arising out of environmental conditions at the various parcels of real estate serving as collateral for Quaker's obligations to the Term Loan Lenders, and (iv) pay for approximately $2.6 million of transaction and related costs required by the Bank and the Term Loan Lenders to be paid at the Closing, including fees to the various lenders of approximately $1.5 million and professional and consulting fees of approximately $1.1 million.

        Both the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement have maturity dates of May 17, 2010, and the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement are together referred to in this report as the "2006 Loan Agreements."

        Advances to Quaker under the 2006 Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus an "Availability Reserve" (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances bear interest at the prime rate plus 1.25% or LIBOR (London Interbank Offered Rate) plus 2.75%. As of December 30, 2006, the weighted average interest rate of the advances outstanding was 8.5%.

        Pursuant to the terms of the 2006 Term Loan Agreement, mandatory prepayments of the Real Estate and Equipment Term Loans are required as Quaker sells the assets securing those loans pursuant to the terms of the restructuring plan Quaker has in place (the "Restructuring Plan"). Following the sale in 2008 of the last parcel of real estate contemplated by the Restructuring Plan, amortization of the Real Estate Term Loan would be at the rate of $1.1 million per year, payable at the rate of $100,000 per month in each month other than July. In addition, in the event sales of certain parcels of real estate are not consummated on or before the dates assumed for such sales in the Restructuring Plan, Quaker would be responsible for making Late Sale Amortization Payments (as defined in the 2006 Term Loan Agreement) at the rate of $150,000 per month until such payments equal 92.5% of the net proceeds the Term Loan Lenders would have received on the sale of such real estate. Mandatory prepayments of the Equipment Term Loan and the Real Estate Term Loan are also required in the event of Equipment Appraisal and/or Real Property Appraisal Shortfalls, respectively (as defined in the 2006 Term Loan Agreement). The Term Loans bear interest at the LIBOR rate plus 7.75%, payable monthly. As of December 30, 2006, the interest rate on the Term Loans was 13.07%.

        In addition, both the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement contain a "springing" Fixed Charge Coverage Ratio covenant with which Quaker would need to comply in the event Quaker's "Excess Availability" under the 2006 Revolving Credit Agreement were to fall below certain levels. The 2006 Loan Agreements also include customary reporting obligations and certain affirmative and negative covenants including, but not limited to, restrictions on dividend payments, capital expenditures, indebtedness, liens and acquisitions and investments.

        On December 1, 2006, the Company and the other parties to the 2006 Term Loan Agreement entered into Amendment No. 1, effective as of December 1, 2006, to the 2006 Term Loan Agreement (the "Amendment") to: (i) place certain restrictions on the terms and conditions on which the Company may agree to sell excess machinery and equipment going forward, including restrictions on the Company's ability to agree to the payment of the purchase price for such equipment over time and the minimum price at which such equipment may be sold, and (ii) acknowledge and consent to the Company's sale of certain machinery and equipment no longer needed to support the Company's operations for $2.1 million, payable in six (6) equal monthly installments of $315,000 each, beginning January 15, 2007, and a deposit of $210,000 paid upon execution of the contract. Pursuant to the terms of the 2006 Revolving Credit Agreement, Bank of America, N.A. consented to the Amendment.

        The terms of the Company's 2006 Loan Agreements are more favorable to the Company than the terms of the 2005 Credit Agreement which they replaced, and management believes the 2006 Loan Agreements to be consistent with Quaker's strategic objectives and current operating and working capital needs. More specifically, the 2005 Credit Agreement, as hereinafter defined, contained a number of financial covenants including, but not limited to, a minimum consolidated EBITDA covenant. To avoid a default under the terms of the 2005 Credit Agreement, this covenant required the Company to achieve certain minimum consolidated EBITDA levels at the end of each fiscal quarter which, taken together with the Company's EBITDA results for each of the preceding three fiscal quarters, were equal to or greater than the minimum consolidated EBITDA requirements set forth in the 2005 Credit Agreement. Very short lead times and new offshore competition during Fiscal 2005 made it difficult for management to predict near term revenues and to adjust the Company's cost structure rapidly enough to keep pace with declining sales. As a result, the Company reported operating losses in each quarter of 2005. These recurring operating losses, coupled with the Company's inability to accurately forecast future EBITDA levels, resulted in several breaches of this EBITDA covenant during Fiscal 2005 and 2006, requiring several amendments to the 2005 Credit Agreement to avoid an acceleration of the Company's obligations under the 2005 Credit Agreement, which the Company would have been unable to satisfy. The 2006 Loan Agreements eliminated this EBITDA test and contain only a single financial covenant. The single financial covenant in the 2006 Loan Agreements requires the Company to maintain minimum Excess Availability of $500,000 at all times. Because the Company's ability to comply with an Excess Availability covenant is, by definition, a function of the Company's cash requirements, and based on the Company's 2007 Business Plan and sensitivity testing of that Plan assuming various reductions in the Company's revenues, management believes that the Company will be able to remain in compliance with this covenant during Fiscal 2007 by carefully managing the Company's cash position. Based on this, in combination with: (i) a stabilization of the Company's order rates and revenues during the second half of Fiscal 2006 and the first two months of Fiscal 2007,
(ii) the progress management has made in implementing the Company's restructuring plan and reducing costs, and (iii) the development of contingency plans which could be executed in the event of an unanticipated shortfall in sales, management has concluded that the Company will have sufficient cash available to operate the business during Fiscal 2007. In addition, the Company's independent registered public accounting firm's unqualified opinion on the Company's Fiscal 2006 financial statements does not contain a reference expressing substantial doubt about the Company's ability to continue as a going concern.

        The Company's  ability to meet its current  obligations is dependent on:
(i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2006 Revolving Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2006 Revolving Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve reduce Availability and thus the Company's ability to borrow. In like manner, decreases in the Availability Reserve increase Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2006 Revolving Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company is seeking to dispose of certain production equipment and manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company's cost structure on a continuing basis to reflect changes in demand.

        As of December 30, 2006, there were $33.7 million of loans outstanding, including $9.5 million of loans outstanding under the 2006 Revolving Credit Agreement and $24.2 million of loans outstanding under the 2006 Term Loan. On December 30, 2006, unused Availability was $3.8 million, net of the $4.3 million Availability Reserve, and the Company had approximately $4.5 million of letters of credit outstanding.

        As of March 29, 2007, there were $33.1 million of loans outstanding, including $11.4 million of loans outstanding under the 2006 Revolving Credit Agreement and $21.7 million of loans outstanding under the 2006 Term Loan. On March 29, 2006, unused Availability was $2.0 million, net of the $4.4 million Availability Reserve, and the Company had approximately $4.0 million of letters of credit outstanding.

         The following table sets forth contractual obligations and commitments due as of December 30, 2006.

                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                   ---------------------------------------------------------
                                                               LESS THAN      2-3         4-5        AFTER
                CONTRACTUAL OBLIGATIONS              TOTAL       1 YEAR      YEARS       YEARS      5 YEARS
        ----------------------------------------   ---------   ---------   ---------   ---------   ---------
        Debt ...................................   $  33,720   $  11,280   $   3,600   $  18,840   $      --
        Capital Leases .........................         629         152         317         160          --
        Operating Leases .......................      15,826       2,899       4,160       3,502       5,265
        Letters of Credit ......................       4,503       4,503          --          --          --
        Purchase Obligations ...................       6,149       6,149          --          --          --
        Other long-term liabilities ............       2,317          --         550          --       1,767
                                                   ---------   ---------   ---------   ---------   ---------
          Total Contractual Cash Obligations ...   $  63,144   $  24,983   $   8,627   $  22,502   $   7,032
                                                   =========   =========   =========   =========   =========

        No dividends were paid on the Company's common stock prior to 2003. During the first quarter of 2003, the Board of Directors adopted a new dividend policy. This policy provides for dividends to be declared at the discretion of the Board of Directors, based on the Board's quarterly evaluation of the Company's results of operations, cash requirements, financial condition and other factors deemed relevant by the Board. In 2004 and 2003, the Company paid cash dividends of $1.5 million or $0.09 per common share and $1.7 million or $0.10 per common share, respectively. As noted above, the terms of the 2006 Loan Agreements restrict the payment of dividends. The Company had previously agreed with its prior lenders not to declare or pay any dividends or distributions, and in accordance with those agreements, the Company suspended dividend payments during the third quarter of 2004 and no dividends have been declared or paid since that time. Restricted net assets of the Company as of December 30, 2006 equal 100% of the net assets of the Company. All operations of the Company are conducted by Quaker. This restriction has no impact on the Company's operations, except for the prohibition on the payment of dividends.

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

FOREIGN CURRENCY RISK

        Approximately 5.5% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

        It had been the Company's policy to minimize, for a period of time, the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments to hedge the fair value of foreign currency denominated intercompany payables. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Mexican peso and the Brazilian real.

        At  December  30,  2006,   the  Company  had  no  derivative   financial
instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding.


INTEREST RATE RISK

        The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt based on either Prime or London Interbank Offered Rate ("LIBOR") rates, plus an "Applicable Margin" under the Company's 2006 Loan Agreements. As of December 30, 2006, there was $9.5 million of borrowings outstanding under 2006 Revolving Credit Agreement and $24.2 million of borrowings outstanding under the 2006 Term Loan Agreement at floating rates, including some LIBOR loans. Increases in short-term interest rates will increase the Company's interest expense. Based upon the balances outstanding as of December 30, 2006, an increase of 100 basis points in interest rates would increase annual interest expense by approximately $337,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                    DECEMBER 30,   December 31,
                                                        2006           2005
                                                    ------------   ------------
ASSETS
Current assets:
  Cash ...........................................  $        724   $        725
  Accounts receivable, net of reserves for
    bad debts and sales allowances of $2,019
    and $1,463 at December 30, 2006 and
    December 31, 2005, respectively ..............        21,512         31,822
  Inventories, net ...............................        28,122         37,827
  Prepaid and deferred income taxes ..............            --            106
  Production supplies ............................         1,651          1,904
  Prepaid insurance ..............................         1,582          1,212
  Other current assets ...........................         2,387          4,848
                                                    ------------   ------------
    Total current assets .........................        55,978         78,444
Property, plant and equipment, net ...............        77,413        131,177
Assets held for sale .............................        21,811          6,483
 Other assets ....................................         5,642          3,758
                                                    ------------   ------------
    Total assets .................................  $    160,844   $    219,862
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt (Note 7) ...............  $     11,280   $     37,880
  Current portion of capital lease obligations ...           152            143
  Accounts payable ...............................        12,405         13,423
  Accrued expenses and other current liabilities..         8,844          8,337
                                                    ------------   ------------
    Total current liabilities ....................        32,681         59,783
Long term debt, less current portion .............        22,440
Capital lease obligations, less current portion ..           477            629
Deferred income taxes ............................            --         16,501
Other long-term liabilities ......................         2,317          1,785
Commitments and contingencies (Note 9) ...........            --             --
Redeemable preferred stock:
  Series A convertible $0.01 par value
    per share, liquidation preference
    $1,000 per share, 50,000 shares
    authorized, none issued ......................            --             --
Stockholders' equity:
  Common stock, $0.01 par value per share,
    40,000,000 shares authorized; 16,876,918
    and 16,826,218 shares issued and outstanding
    at December 30, 2006 and December 31, 2005,
    respectively .................................           169            168
  Additional paid-in capital .....................        89,168         89,076
  Retained earnings ..............................        15,784         53,416
  Other accumulated comprehensive loss ...........        (2,192)        (1,496)
                                                    ------------   ------------
    Total stockholders' equity ...................       102,929        141,164
                                                    ------------   ------------
    Total liabilities and stockholders' equity ...  $    160,844   $    219,862
                                                    ============   ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            FISCAL YEAR ENDED
                                                               --------------------------------------------
                                                               DECEMBER 30,    December 31,     January 1,
                                                                   2006            2005            2005
                                                               ------------    ------------    ------------
Net sales .................................................    $    151,664    $    224,684    $    289,145
Cost of products sold .....................................         136,809         195,764         236,270
                                                               ------------    ------------    ------------
Gross profit ..............................................          14,855          28,920          52,875
Selling, general and administrative expenses ..............          37,053          46,076          55,315
Goodwill impairment .......................................              --           5,432              --
Restructuring and asset impairment charges ................          26,458          11,203              --
                                                               ------------    ------------    ------------
Operating loss ............................................         (48,656)        (33,791)         (2,440)
Other expenses:
  Interest expense ........................................           3,727           3,019           3,327
  Early extinguishment of debt ............................             628           2,232              --
  Amortization and write-off of deferred financing costs ..           1,336             396              53
  Other income ............................................            (262)           (200)            (45)
                                                               ------------    ------------    ------------
Loss before provision from income taxes ...................         (54,085)        (39,238)         (5,775)
Benefit for income taxes ..................................         (16,453)        (12,982)         (3,733)
                                                               ------------    ------------    ------------
Net loss ..................................................         (37,632)        (26,256)   $     (2,042)
                                                               ------------    ------------    ------------
Loss per common share--basic ..............................    $      (2.23)   $      (1.56)   $      (0.12)
                                                               ------------    ------------    ------------
Loss per common share--diluted ............................    $      (2.23)   $      (1.56)   $      (0.12)
                                                               ------------    ------------    ------------
Weighted average shares outstanding--basic ................          16,869          16,826          16,819
                                                               ------------    ------------    ------------
Weighted average shares outstanding--diluted ..............          16,869          16,826          16,819
                                                               ------------    ------------    ------------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             ----------------------

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)

                                                                            FISCAL YEAR ENDED
                                                               --------------------------------------------
                                                               DECEMBER 30,    DECEMBER 31,     January 1,
                                                                   2006            2005            2005
                                                               ------------    ------------    ------------
Net loss ..................................................    $    (37,632)   $    (26,256)   $     (2,042)
                                                               ------------    ------------    ------------
Other comprehensive income (loss)
  Foreign currency translation adjustments, net of tax
    benefit of $0, $51, and $7 ............................            (696)            425             145
  Unrealized gain (loss) on hedging instruments,
    without tax benefit ...................................              --              15             (15)
                                                               ------------    ------------    ------------
    Other comprehensive income (loss) .....................            (696)            440             130
                                                               ------------    ------------    ------------
Comprehensive loss ........................................    $    (38,328)   $    (25,816)   $     (1,912)
                                                               ============    ============    ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                                    ADDITIONAL                              OTHER          TOTAL
                                               COMMON     COMMON      PAID-IN    UNEARNED     RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                                               SHARES      STOCK      CAPITAL  COMPENSATION   EARNINGS    GAIN (LOSS)      EQUITY
                                             ---------   ---------   ---------   ---------    ---------    ---------     ---------
Balance, January 3, 2004 ..................     16,796   $     168   $  88,870   $    (695)   $  83,228    $  (2,066)    $ 169,505
  Net loss ................................         --          --          --          --       (2,042)          --        (2,042)
  Proceeds from stock options
    exercised, net of tax benefits ........         30          --         206          --           --           --           206
  Amortization of unearned
    compensation, net .....................         --          --          --         207           --           --           207
  Foreign translation adjustment, net .....         --          --          --          --           --          145           145
  Unrealized (loss) on hedging
    instruments, net ......................         --          --          --          --           --          (15)          (15)
  Cash dividends ($0.09 per share) ........         --          --          --          --       (1,514)          --        (1,514)
                                             ---------   ---------   ---------   ---------    ---------    ---------     ---------
Balance, January 1, 2005 ..................     16,826   $     168   $  89,076   $    (488)   $  79,672    $  (1,936)    $ 166,492
  Net loss ................................         --          --          --          --      (26,256)          --       (26,256)
  Amortization of unearned
    compensation, net .....................         --          --          --         488           --           --           488
  Foreign translation adjustment, net .....         --          --          --          --           --          425           425
  Unrealized gain on hedging
    instruments, net ......................         --          --          --          --           --           15            15
                                             ---------   ---------   ---------   ---------    ---------    ---------     ---------
Balance, December 31, 2005 ................     16,826   $     168   $  89,076   $      --    $  53,416    $  (1,496)    $ 141,164
                                             ---------   ---------   ---------   ---------    ---------    ---------     ---------
  NET LOSS ................................         --          --          --          --      (37,632)          --       (37,632)
  PROCEEDS FROM STOCK OPTIONS
    EXERCISED, NET OF TAX BENEFITS ........         51           1          92          --           --           --            93
  FOREIGN TRANSLATION ADJUSTMENT, NET .....         --          --          --          --           --         (696)         (696)
                                             ---------   ---------   ---------   ---------    ---------    ---------     ---------
  BALANCE, DECEMBER 30, 2006 ..............     16,877   $     169   $  89,168          --    $  15,784    $  (2,192)    $ 102,929
                                             =========   =========   =========   =========    =========    =========     =========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                     FISCAL YEAR ENDED
                                                                                         ------------------------------------------
                                                                                         DECEMBER 30,   DECEMBER 31,    January 1,
                                                                                             2006           2005           2005
                                                                                         ------------   ------------   ------------
Cash flows from operating activities:
  Net loss ...........................................................................   $    (37,632)  $    (26,256)  $     (2,042)
  Adjustments to reconcile net income to net cash provided by operating activities: ..         14,903         17,255         18,757
    Depreciation and amortization
    (Gain) loss on sale of fixed assets ..............................................           (190)           (15)           124
    Amortization of unearned compensation ............................................             --            488            207
    Deferred income tax provision (benefit) ..........................................        (16,645)       (11,844)        (2,826)
    Provision for bad debts ..........................................................          1,652            606          1,141
    Goodwill impairment ..............................................................             --          5,432             --
    Asset impairments ................................................................         22,385         10,948             --
    Early extinguishment of debt .....................................................            628          2,232             --
  Tax benefit related to exercise of common stock options ............................             --             --             41
  Prepayment penalty on extinguishment of debt .......................................             --         (1,990)            --
  Changes in operating assets and liabilities: .......................................          8,714          8,469          2,569
    Accounts receivable
    Inventories ......................................................................          9,772          6,182            534
    Prepaid expenses and other assets ................................................            675            160          2,063
    Accounts payable, accrued expenses, and other current liabilities ................         (1,555)        (5,332)        (1,145)
    Other long-term liabilities ......................................................            532           (490)           801
                                                                                         ------------   ------------   ------------
      Net cash provided by operating activities ......................................   $      3,239   $      5,845   $     20,224
                                                                                         ------------   ------------   ------------
Cash flows from investing activities:
  Net purchases of property, plant and equipment .....................................         (1,222)        (5,402)       (15,015)
  Proceeds from asset dispositions ...................................................          4,830             --             --
                                                                                         ------------   ------------   ------------
                                                                                                3,608         (5,402)       (15,015)
Cash flows from financing activities:
  Borrowings under revolving credit facility .........................................        105,404         52,280             --
  Repayment of revolving credit facility .............................................       (114,804)       (33,400)            --
  Repayment of long-term debt ........................................................             --        (40,000)        (5,000)
  Repayment of term loans ............................................................        (19,360)        (1,000)            --
  Change in overdraft ................................................................            451            413           (323)
  Repayment of capital lease obligations .............................................           (143)           (92)            --
  Proceeds from issuance of term loan ................................................         24,600         20,000             --
  Debt issuance costs ................................................................         (3,113)        (2,153)            --
  Cash dividends .....................................................................             --             --         (1,514)
  Proceeds from exercise of common stock options and issuance of
    shares under the employee stock purchase plan ....................................             93             --            165
                                                                                         ------------   ------------   ------------
      Net cash used in financing activities ..........................................         (6,872)        (3,952)        (6,672)
Effect of exchange rates on cash .....................................................             24            100              6
                                                                                         ------------   ------------   ------------
Net increase (decrease) in cash ......................................................             (1)        (3,409)        (1,457)
Cash and cash equivalents, beginning of period .......................................            725          4,134          5,591
                                                                                         ------------   ------------   ------------
Cash and cash equivalents, end of period .............................................   $        724   $        725   $      4,134
                                                                                         ------------   ------------   ------------
Supplemental disclosure of cash flow information:
  Cash paid for (received):
      Interest .......................................................................   $      3,653   $      3,101   $      3,438
      Income taxes, net ..............................................................   $        (93)  $       (987)  $        108
Supplemental disclosure of non-cash investing and financing activities:
  Capital lease obligations incurred for new equipment ...............................   $         --   $        864   $         --

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

        On a comparative basis, the Company's sales declined quarter-to-quarter in each of the six consecutive fiscal quarters ending December 31, 2005. Quaker also reported operating losses in each of those fiscal quarters, causing the Company to breach certain financial covenants in its 2005 Credit Agreement. During 2005, management put a restructuring plan in place intended to restore the Company to profitability. The key elements of this restructuring plan include: (i) stabilizing revenues from Quaker's U.S.-based residential fabric business by concentrating the Company's marketing efforts on those markets least sensitive to imported products; (ii) reducing operating costs enough to compensate for the drop the Company has experienced in its revenues over the past few years; (iii) selling excess assets; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills to recapture the share of the domestic residential market lost to foreign imports over the past few years; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets. To reduce the Company's working capital requirements and further conserve cash, the Company may also further reduce its cost structure by taking actions such as further personnel reductions and/or the suspension of certain new product/new market development projects. Successful execution of the Company's restructuring plan will require considerable operational, management, financial, sales and marketing, supply chain, information systems and design expertise involving the need to continually recruit, train and retain qualified personnel.

        At the time the Company was required to file its Annual Report on Form 10-K for the year ended December 31, 2005, all of the Company's obligations, liabilities and indebtedness to the lenders under the 2005 Credit Agreement could have been declared due and payable in full at any time. While the Company was then exploring various alternatives to improve its financing situation, including a replacement of the 2005 Credit Agreement, there was no assurance that the Company would be successful in its efforts to obtain appropriate financing, and consequently, the report issued by the Company's independent registered public accounting firm on the Company's Fiscal 2005 financial statements included an explanatory paragraph raising substantial doubt about the ability of the Company to continue as a going concern.

        On November 9, 2006, Quaker Fabric Corporation of Fall River ("Quaker"), a wholly-owned subsidiary of Quaker Fabric Corporation (the "Company"), entered into a $25.0 million amended and restated senior secured revolving credit agreement with Bank of America, N.A. (the "Bank") and two other lenders (the "2006 Revolving Credit Agreement"). Simultaneously, Quaker entered into two (2) senior secured term loans in the aggregate amount of $24.6 million, with GB Merchant Partners, LLC as Agent for the term loan lenders (the "2006 Term Loan Agreement," and together with the 2006 Revolving Credit Agreement, the "2006 Loan Agreements"). (See Note 7 to the Consolidated Financial Statements.)

        The terms of the Company's 2006 Loan Agreements are more favorable to the Company than the terms of the 2005 Credit Agreement which they replaced, and management believes the 2006 Loan Agreements to be consistent with Quaker's strategic objectives and current operating and working capital needs. More specifically, the 2005 Credit Agreement, as hereinafter defined, contained a number of financial covenants including, but not limited to, a minimum consolidated EBITDA covenant. To avoid a default under the terms of the 2005 Credit Agreement, this covenant required the Company to achieve certain minimum consolidated EBITDA levels at the end of each fiscal quarter which, taken together with the Company's EBITDA results for each of the preceding three fiscal quarters, were equal to or greater than the minimum consolidated EBITDA requirements set forth in the 2005 Credit Agreement. Very short lead times and new offshore competition during Fiscal 2005 made it difficult for management to predict near term revenues and to adjust the Company's cost structure rapidly enough to keep pace with declining sales. As a result, the Company reported operating losses in each quarter of 2005. These recurring operating losses, coupled with the Company's inability to accurately forecast future EBITDA levels, resulted in several breaches of this EBITDA covenant during Fiscal 2005 and 2006, requiring several amendments to the 2005 Credit Agreement to avoid an acceleration of the Company's obligations under the 2005 Credit Agreement, which the Company would have been unable to satisfy. The 2006 Loan Agreements eliminated this EBITDA test and contain only a single financial covenant. The single financial covenant in the 2006 Loan Agreements requires the Company to maintain minimum Excess Availability of $500,000 at all times. Because the Company's ability to comply with an Excess Availability covenant is, by definition, a function of the Company's cash requirements, and based on the Company's 2007 Business Plan and sensitivity testing of that Plan assuming various reductions in the Company's revenues, management believes that the Company will be able to remain in compliance with this covenant during Fiscal 2007 by carefully managing the Company's cash position. Based on this, in combination with: (i) a stabilization of the Company's order rates and revenues during the second half of Fiscal 2006 and the first two months of Fiscal 2007,
(ii) the progress management has made in implementing the Company's restructuring plan and reducing costs, and (iii) the development of contingency plans which could be executed in the event of an unanticipated shortfall in sales, management has concluded that the Company will have sufficient cash available to operate the business during Fiscal 2007. In addition, the Company's independent registered public accounting firm's unqualified opinion on the Company's Fiscal 2006 financial statements does not contain a reference expressing substantial doubt about the Company's ability to continue as a going concern.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Quaker Fabric Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        (b) FISCAL YEAR. The Company's fiscal year ends on the Saturday nearest to January 1 of each year. The fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 all contained 52 weeks.

        (c) REVENUE RECOGNITION. Revenue is recognized from product sales when earned as required by generally accepted accounting principles and in accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition in Financial Statements." Revenues are recognized when product shipment has occurred. At that time, the price is fixed and determinable and collectability is reasonably assured, title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

        (d) CASH. The Company maintains a minimal amount of cash in its operating accounts using available funds to reduce debt. The Company frequently has checks issued and outstanding in excess of the cash balances in its bank accounts. Funds are borrowed daily under the 2006 Revolving Credit Agreement to cover checks which clear daily through the Company's operating account. Checks issued and outstanding in excess of the cash balance constitute an overdraft. Overdrafts are included in Accounts Payable on the Balance Sheet, and were $1,243 and $792 as of December 30, 2006 and December 31, 2005 respectively.

        (e) ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS AND ALLOWANCES. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by management's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. The Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. The Company's accounts receivable are spread among approximately 1,000 customers and no single customer represented more than 5.8% of the accounts receivable balance at December 30, 2006 and December 31, 2005, respectively. The provision for bad debts was $1,652, $606 and $1,141 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

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

        (f) INVENTORIES. Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a FIFO basis. Cost for financial reporting purposes is determined by the last-in, first-out (LIFO) method. Inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and raw material warehousing costs are all capitalized into inventory and included in cost of goods sold as related inventory is sold. Finished goods warehousing costs and the cost of operating the Company's finished product distribution centers are included in Selling, General and Administrative expenses. Inventories consist of the following at December 30, 2006 and December 31, 2005:

                                           DECEMBER 30,    December 31,
                                               2006            2005
                                           ------------    ------------

        Raw materials ................     $     16,532    $     22,504
        Work-in-process ..............            3,397           6,120
        Finished goods ...............           10,703          12,169
                                           ------------    ------------
          Inventory at FIFO ..........           30,632          40,793
        LIFO adjustment ..............           (2,510)         (2,966)
                                           ------------    ------------
        Inventory at LIFO ............     $     28,122    $     37,827
                                           ============    ============

        During the years ended December 30, 2006 and December 31, 2005, inventory quantities were reduced. These reductions resulted in a liquidation of LIFO inventory quantities. The effect of the inventory reduction in 2006 and 2005 decreased cost of goods sold by approximately $942 and $277, and increased net income by approximately $655 and $180, or $0.04 and $0.01, per share, respectively. The effect of the inventory reduction in 2004 was immaterial.

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

                Buildings and improvements ....      32-39 years
                Machinery and equipment .......       2-20 years
                Furniture and fixtures ........       5-10 years
                Motor vehicles ................        4-5 years
                Leasehold improvements ........    Life of Lease
                Capital leases ................    Life of Lease

        The useful life for leasehold improvements is initially established as the lesser of: (i) the useful life of the asset or (ii) the initial term of the lease excluding renewal option periods, unless it is reasonably assured that renewal options will be exercised based on the existence of a bargain renewal option or economic penalties. If the exercise of renewal options is reasonably assured due to the existence of bargain renewal options or economic penalties, such as the existence of significant leasehold improvements, the useful life of the leasehold improvements includes both the initial term and any renewal periods. Gains or losses on the disposition of fixed assets are included in "Other Income."

        Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset's cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations. Fully depreciated assets are removed from the accounts when they are no longer in use.

        (h) IMPAIRMENT OF LONG-LIVED ASSETS. The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment in accordance with Financial Accounting Standards Board ("FASB") Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for any underperforming long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is reviewed and adjusted periodically to reflect changes in these factors.

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

        (j) INCOME TAXES. The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. The
Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently. Management believes that United States net operating losses would largely eliminate any United States taxes on these earnings.

        (k) EARNINGS (LOSS) PER COMMON SHARE. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For diluted earnings (loss) per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to losses for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 would have been 2, 28, and 294 respectively. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                         DECEMBER 30,   December 31,    January 1,
                                                             2006           2005           2005
                                                         ------------   ------------   ------------

        Weighted average common shares outstanding ....        16,869         16,826         16,819
        Dilutive potential common shares ..............            --             --             --
                                                         ------------   ------------   ------------
        Weighted average common shares outstanding
          and dilutive potential common shares ........        16,869         16,826         16,819
                                                         ============   ============   ============
        Antidilutive options ..........................         2,626          2,913          2,191
                                                         ============   ============   ============

        (l) FOREIGN CURRENCY. The assets and liabilities of the Company's Mexican and Brazilian operations are translated at period-end exchange rates, and statement of operations accounts are translated at weighted average exchange rates. The resulting translation adjustments are included in the consolidated balance sheet as a separate component of equity, "Accumulated Other Comprehensive Income (Loss)," and foreign currency transaction gains and losses are included with selling, general and administrative expenses in the consolidated statements of operations. Foreign currency losses included in selling, general, and administrative expenses were $95, $527, and $130 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

        The Company accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective in Fiscal 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting changes in the fair value of the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of "Other Comprehensive Income (Loss)" and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

        The Company periodically enters into forward exchange contracts to hedge the fair value of foreign currency denominated intercompany accounts payable. The purpose of the Company's foreign currency hedging activities is to minimize, for a period of time, the impact on the Company's results of operations of unforeseen fluctuations in foreign exchange rates. The Company has designated these contracts as fair value hedges intended to lock in the expected cash flows from the repayment of foreign currency denominated intercompany payables at the available forward rate at the inception of the contract. Changes in the fair value of the hedge instruments are recognized in earnings. At December 31, 2005, the fair value of these contracts resulted in a loss of $121. At December 30, 2006, the Company had no forward exchange contracts to exchange Brazilian reals and Mexican pesos for U.S. dollars.

        These derivative financial instruments are for risk management purposes only and are not used for trading or speculative purposes.

        (m) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of inventory reserves and accounts receivable reserves, the useful life or potential impairment of long lived assets, self-insurance reserves, and the potential impairment of goodwill.

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

        (o) FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments mainly consist of cash, accounts receivable, accounts payable, foreign currency financial instruments and debt. The carrying amounts of these financial instruments as of December 30, 2006 approximate their fair values due to the short-term nature and terms of these instruments, and also the rates available to the Company for debt and foreign currency financial instruments with similar terms and remaining maturities.

        (p) SHIPPING AND HANDLING COSTS. The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," (EITF 00-10). In accordance with this guidance, the Company records shipping and handling costs billed to customers as a component of revenue. Shipping and handling costs, which are included in cost of goods sold, are not significant.

        (q) RESEARCH AND DEVELOPMENT COSTS. Expenditures for research and development are expensed as incurred. Research and development costs consist of internal material, labor and overhead expenses. The Company expensed approximately $3,300, $4,900 and $6,400 in research and development costs during the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively, primarily related to the development of new products.

        (r) ADVERTISING COSTS. Advertising expenditures consist primarily of print media and trade shows. These advertising costs are expensed during the period incurred and totaled $284, $470, and $635 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

        (s) STOCK OPTION PLANS. Prior to January 1, 2006 the Company accounted for its stock option plans under APB 25 as well as provided disclosure of stock-based compensation as outlined in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended by Financial Accounting Standards Board Statement No.148, "Accounting for Stock-Based Compensation Transition and Disclosure," ("SFAS 148"). SFAS 123 required disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. The Company adopted Financial Accounting Standards Board Statement No. 123R "Share Based Payment," ("SFAS 123R") effective January 1, 2006 using the modified prospective method. No unvested stock options were outstanding as of December 31, 2005. No stock options were granted and no modifications to outstanding options were made during the year ended December 30, 2006.

        Had compensation cost for awards granted under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net loss and loss per common share would have been as follows:

                                                         Fiscal Year Ended
                                                    ---------------------------
                                                    December 31,    January 1,
                                                        2005           2005
                                                    ------------   ------------
      Net loss, as reported ......................  $    (26,256)  $     (2,042)
      Add: Stock-based employee compensation
        expense included in net income (loss),
        net of related tax effects ...............           311            133
      Less: Stock-based employee compensation
        expense determined under Black-Scholes
        option pricing model, net of related
        tax effects ..............................         2,390          1,176
                                                    ------------   ------------
      Pro forma net income (loss): ...............  $    (28,335)  $     (3,085)
                                                    ============   ============
      Earnings (loss) per common share--basic
          As reported ............................  $      (1.56)  $      (0.12)
          Pro forma ..............................  $      (1.68)  $      (0.18)
      Earnings (loss) per common share--diluted
          As reported ............................  $      (1.56)  $      (0.12)
          Pro forma ..............................  $      (1.68)  $      (0.18)

        Pro forma compensation expense for options is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted. No options were granted during the year ended December 30, 2006.

        On December 16, 2005, the Board of Directors approved the acceleration of vesting of all outstanding unvested stock options previously awarded to its employees (including its executive officers) under the Company's equity compensation plans. The acceleration of vesting became effective on December 16, 2005 for stock options outstanding as of such date. On such date, the closing market price was $2.60. Options to purchase an aggregate of approximately 565,000 shares of common stock (of which options to purchase an aggregate of 393,000 shares of common stock are held by executive officers of the Company) were accelerated on December 16, 2005. The exercise prices of the options range from $7.04 to $9.12. Under the recently issued Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), the Company was required to apply the expense recognition provisions of SFAS 123R beginning January 2, 2006. The decision to accelerate the vesting of these stock options, all of which were at exercise prices higher than current market price, was made because: (i) there was no perceived value in these options to the employees involved, and (ii) there were no employee retention ramifications.

        Included in the options subject to the accelerated vesting described above were options granted below fair market value in May 2002. The compensation expense related to these options was being amortized over their five year vesting period. In accordance with APB 25, the unamortized compensation expense related to these options of $300 was expensed in the fourth quarter of 2005.

        (t) RECENT ACCOUNTING PRONOUNCEMENTS. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's Consolidated Financial Statements.

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. The adoption of FIN 48 is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

        In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The application of SAB No. 108 had no effect on the Company's Consolidated Financial Statements.

         (u) RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no impact on the Company's financial position or results of operations.

3. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES.

        A summary of the Company's restructuring and asset impairments charges by period is below:

                                                        Twelve Months Ended December 31, 2005
                                                        -------------------------------------
                                           Balance        Cost           Cash         Non-Cash      Balance
                                        Jan. 2, 2005    Incurred       Payments     Adjustments  Dec. 31, 2005
                                        ------------    --------       --------     -----------  -------------
Employee severance costs                   $    --      $    255       $   (230)      $     --       $ 25
Asset impairments                               --        10,948             --        (10,948)        --
                                           -------      --------       --------       --------       ----
                                           $    --      $ 11,203       $   (230)      $(10,948)      $ 25
                                           =======      ========       ========       ========       ====


                                                        Twelve Months Ended December 30, 2006
                                                        -------------------------------------
                                           Balance        Cost           Cash         Non-Cash      Balance
                                        Jan. 1, 2006    Incurred       Payments     Adjustments  Dec. 30, 2006
                                        ------------    --------       --------     -----------  -------------
Employee severance costs                   $    25      $    639       $   (629)      $     --       $ 35
Asset impairments                               --        22,474             --        (22,474)        --
Restructuring professional fees                 --         1,873         (1,845)            --         28
                                                --           620           (620)            --         --
Plant consolidation costs
Lease, occupancy and other exit costs           --           852           (159)            --        693
                                           -------      --------       --------       --------       ----

                                           $    25      $ 26,458       $ (3,253)      $(22,474)      $756
                                           =======      ========       ========       ========       ====


2005 RESTRUCTURING

        During 2005, the Company implemented a restructuring plan to address a declining order rate and sales volume, and the following steps were taken as part of that plan:

            o Reduced production capacity by idling excess manufacturing equipment.

            o Reduced the workforce from 2,314 employees as of January 1, 2005 to 1,655 employees as of December 31, 2005.

            o Closed the Company's manufacturing facility located at 763 Quequechan Street in Fall River, Massachusetts and offered the building for sale.

            o Idled all of the manufacturing equipment at its Somerset, Massachusetts facility and offered the building for sale.

            o   Offered for sale 60 acres of undeveloped land purchased in 1998.

        As a result of these steps, the Quequechan Street and Somerset facilities and idled equipment were evaluated for impairment in accordance with SFAS No. 144. Based on projected gross cash flows expected from this equipment and these facilities, the Company determined that these assets were impaired and recorded a charge of $10,241, representing the difference between management's estimate of their fair value and their book value. Also, the Company incurred $255 of employee termination costs related to 27 employees. In addition, as part of the consolidation of manufacturing and warehousing facilities, the Company incurred $1,203 of moving and duplicate occupancy costs during the year ended December 31, 2005. These costs are included in cost of goods sold.

2006 RESTRUCTURING

        During 2006, the Company continued to implement its restructuring plan, including taking actions intended to reduce costs and bring them in line with lower revenue estimates and the 2006 Business Plan. The following steps were taken:


            o A plan was adopted to reduce the number of facilities occupied by the Company from six to two. Consistent with that plan, during 2006, the Company offered for sale three owned manufacturing facilities and its corporate headquarters and research and development facility.

            o Additional equipment was idled to reduce production capacity to levels consistent with anticipated order volumes.

            o Reduced the workforce from 1,655 employees as of December 31, 2005 to 1,008 employees as of December 30, 2006.

            o   Completed  the  sale  of the  Company's  Quequechan  Street  and
                Somerset   facilities,   which   realized   cash   proceeds   of
                approximately $2,800.

        As a result of these actions, the Company evaluated its facilities and equipment for impairment, in accordance with SFAS No. 144. Based upon the projected gross cash flows expected from the assets idled during 2006, the Company determined that these assets were impaired and recorded an impairment charge of $21,967. Also, the Company recorded additional impairment charges of $507 related to the 60 acres of land held for sale. This land previously had a book value of $4,007, which approximated the fair market value based upon independent appraisals. The land was written down in the third quarter of 2006 to a revised estimated sales value of $3,500, based on written offers received but not accepted during the fourth quarter. This property remains for sale.

        The Company also closed its Graham Road, Fall River, Massachusetts yarn manufacturing facility in the fourth quarter of 2006. The Company recorded a charge of $193 during the fourth quarter of 2006 for the remaining contractual lease payments due with respect to this facility through the June 2007 lease termination date. Also included in 2006 restructuring expenses were occupancy costs of $159 for the period in which the facility was idled. The Company also recorded $500 of other occupancy related restructuring charges.

        In addition, as part of the consolidation of manufacturing and warehousing facilities, the Company incurred $620 of moving and duplicate occupancy costs during the year ended December 30, 2006. Also, the Company incurred $639 of employee termination costs related to 40 employees. In accordance with Amendment No. 5 to the 2005 Credit Agreement, the Company was required by its lenders to engage Alvarez & Marsal, a New York-based financial and management consulting firm, to assist the Company with the implementation of its restructuring, refinancing and consolidation plans. Expenses incurred during 2006 for these services were $1,531. In addition, the Company also incurred $342 of other professional fees related to the November 2006 refinancing of the Company's debt.

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                DECEMBER 30,   December 31,
                                                    2006           2005
                                                ------------   ------------

        Land .................................  $         70   $        106
        Buildings and improvements ...........         9,406         30,670
        Leasehold improvements ...............         2,929          2,929
        Machinery and equipment ..............       158,726        217,068
        Capital leases .......................           864            864
        Furniture and fixtures ...............           721          2,253
        Motor vehicles .......................           156            190
        Construction in progress .............           171            330
                                                ------------   ------------
                                                     173,043        254,410
        Less: Accumulated depreciation .......        95,630        123,233
                                                ------------   ------------
        Net property, plant and equipment ....  $     77,413   $    131,177
                                                ============   ============

        Depreciation expense related to property, plant and equipment for the years ending December 30, 2006, December 31, 2005 and January 1, 2005 was $13,567, $16,860 and $18,704, respectively.

5. ASSETS HELD FOR SALE

        During the second half of 2005, the Company idled certain manufacturing equipment and decided to offer two owned facilities for sale. The land, buildings and improvements were written down to management's estimate of fair market value and placed with a real estate broker. Subsequently, the Company entered into agreements during the first quarter of 2006 to sell its Quequechan Street facility in Fall River and its County Street facility in Somerset, Massachusetts for $1,400 and $1,700, respectively. The Quequechan Street facility sold in June 2006 for $1,400 less expenses of $118, and the County Street facility sold in July 2006 for $1,625. The Company sold the County Street facility for a gain of $367. In addition, the Company has 60 acres of unimproved land purchased in 1998, which has been placed with a real estate broker for sale. This land is stated at estimated fair market value based upon management's estimate of the expected proceeds to be received upon sale of the property. During the third quarter of 2006, the Company decided to offer three additional manufacturing facilities and its administrative office and R&D facility for sale. A real estate broker is actively marketing these four properties which have an aggregate book value of $13,636.

         During the fourth quarter of 2006, the Company entered into an agreement to sell certain equipment for $2,100. The Company received a deposit of $210, and will receive monthly installment deposits of $315 though June 2007. The Company has also identified certain other manufacturing equipment with a book value of $2,300, which is being offered for sale.

                                                                                    DECEMBER 30,    December 31,
                                                                                        2006           2005
                                                                                    ------------   ------------
        Land, Buildings and Improvements .....................................      $     13,636   $      2,398
        Equipment ............................................................             4,415             77
        60 Acres of Unimproved Land in Fall River, Massachusetts .............             3,760          4,008
                                                                                    ------------   ------------
                                                                                    $     21,811   $      6,483
                                                                                    ============   ============

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses consists of the following:

                                                                                    DECEMBER 30,   December 31,
                                                                                        2006           2005
                                                                                    ------------   ------------
        Payroll and fringe benefits ..........................................      $        809   $      1,241
        Workers' compensation ................................................             2,888          2,727
        Vacation .............................................................             1,535          2,145
        Medical insurance ....................................................               485            327
        Interest .............................................................               410            336
        Deferred income taxes ................................................             1,216            308
        Other ................................................................             1,501          1,253
                                                                                    ------------   ------------
          Total accrued expenses and other current liabilities ...............      $      8,844   $      8,337
                                                                                    ============   ============

7. DEBT

        Debt consists of the following:

                                                                                    DECEMBER 30,   December 31,
                                                                                        2006           2005
                                                                                    ------------   ------------
        Senior Secured Revolving Credit Facility .............................      $      9,480   $     18,880
        Term Loan payable in quarterly principal installments through
          May 1, 2006 and monthly installments thereafter, plus interest,
          over a 5-year period beginning November 1, 2005                                     --         19,000
        Term Loans payable by May 2010 .......................................            24,240             --
                                                                                    ------------   ------------
        Total Debt ...........................................................      $     33,720   $     37,880
          Less: Current Portion of Senior Secured Revolving Credit Facility...             9,480         18,880
                  Current Portion of Term Loans ..............................             1,800         19,000
                                                                                    ------------   ------------
        Total Long-Term Debt .................................................      $     22,440   $         --
                                                                                    ============   ============

        On November 9, 2006, Quaker Fabric Corporation of Fall River ("Quaker"), a wholly-owned subsidiary of Quaker Fabric Corporation (the "Company"), entered into a $25,000 amended and restated senior secured revolving credit agreement with Bank of America, N.A. (the "Bank") and two other lenders (the "2006 Revolving Credit Agreement"). Quaker's obligations to the revolving credit lenders are secured by all of the Company's assets, with a junior interest in Quaker's real estate and machinery and equipment. Simultaneously, Quaker entered into two (2) senior secured term loans in the aggregate amount of $24,600, with GB Merchant Partners, LLC as Agent for the term loan lenders (the "2006 Term Loan Agreement"). The two term loans consist of a $12,500 real estate loan and a $12,100 equipment loan (the "Real Estate Term Loan" and the "Equipment Term Loan", respectively, and together, the "Term Loans"). The Term Loans are secured by all of the Company's assets, with a first priority security interest in the Company's machinery and equipment and real estate.

        The proceeds of the Term Loans were used to: (i) repay, in full, all outstanding obligations under the term loan previously provided by the Bank pursuant to the terms of Quaker's May 18, 2005 senior secured credit facility with the Bank (the "2005 Credit Agreement"), (ii) reduce Quaker's obligations to the Bank under the revolving credit portion of the 2005 Credit Agreement by approximately $8,900, (iii) fund a $1,000 environmental escrow account required by the Term Loan Lenders to cover certain environmental site assessment and remediation expenses potentially arising out of environmental conditions at the various parcels of real estate serving as collateral for Quaker's obligations to the Term Loan Lenders, and (iv) pay for approximately $2,600 of transaction and related costs required by the Bank and the Term Loan Lenders to be paid at the Closing, including fees to the various lenders of approximately $1,500 and professional and consulting fees of approximately $1,100.

        Both the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement have maturity dates of May 17, 2010, and the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement are together referred to in this report as the "2006 Loan Agreements."

        Advances to Quaker under the 2006 Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus an "Availability Reserve" (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances bear interest at the prime rate plus 1.25% or LIBOR (London Interbank Offered Rate) plus 2.75%. As of December 30, 2006, the weighted average interest rate of the advances outstanding was 8.5%

        Pursuant to the terms of the 2006 Term Loan Agreement, mandatory prepayments of the Real Estate and Equipment Term Loans are required as Quaker sells the assets securing those loans pursuant to the terms of the restructuring plan Quaker has in place (the "Restructuring Plan"). Following the sale in 2008 of the last parcel of real estate contemplated by the Restructuring Plan, amortization of the Real Estate Term Loan would be at the rate of $1,100 per year, payable at the rate of $100 per month in each month other than July. In addition, in the event sales of certain parcels of real estate are not consummated on or before the dates assumed for such sales in the Restructuring Plan, Quaker would be responsible for making Late Sale Amortization Payments (as defined in the 2006 Term Loan Agreement) at the rate of $150 per month until such payments equal 92.5% of the net proceeds the Term Loan Lenders would have received on the sale of such real estate. Mandatory prepayments of the Equipment Term Loan and the Real Estate Term Loan are also required in the event of Equipment Appraisal and/or Real Property Appraisal Shortfalls, respectively (as defined in the 2006 Term Loan Agreement). The Term Loans bear Interest at the LIBOR rate plus 7.75% and is payable monthly. As of December 30, 2006, the interest rate on the Term Loans was 13.07%.

        In addition, both the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement contain a "springing" Fixed Charge Coverage Ratio covenant with which Quaker would need to comply in the event Quaker's "Excess Availability" under the 2006 Revolving Credit Agreement were to fall below certain levels. The 2006 Loan Agreements also include customary reporting obligations and certain affirmative and negative covenants including, but not limited to, restrictions on dividend payments, capital expenditures, indebtedness, liens and acquisitions and investments.

        On December 1, 2006, the Company and the other parties to the 2006 Term Loan Agreement entered into Amendment No. 1, effective as of December 1, 2006, to the 2006 Term Loan Agreement (the "Amendment") to: (i) place certain restrictions on the terms and conditions on which the Company may agree to sell excess machinery and equipment going forward, including restrictions on the Company's ability to agree to the payment of the purchase price for such equipment over time and the minimum price at which such equipment may be sold, and (ii) acknowledge and consent to the Company's sale of certain machinery and equipment no longer needed to support the Company's operations for $2,100, payable in six (6) equal monthly installments of $315 each, beginning January 15, 2007, and a deposit of $210, paid upon execution of the contract. Pursuant to the terms of the 2006 Revolving Credit Agreement, Bank of America, N.A. consented to the Amendment.

        As of December 30, 2006, there were $33,720 of loans outstanding, including $9,480 of loans outstanding under the 2006 Revolving Credit Agreement and $24,240 of loans outstanding under the 2006 Term Loan. On December 30, 2006, unused Availability was $3,756, net of the $4,250 Availability Reserve, and the Company had approximately $4,500 of letters of credit outstanding.

        The Company's  ability to meet its current  obligations is dependent on:
(i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2006 Revolving Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2006 Revolving Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve reduce Availability and thus the Company's ability to borrow. In like manner, decreases in the Availability Reserve increase Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2006 Revolving Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. The Company is seeking to dispose of certain production equipment and manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities. In addition, management adjusts the Company's cost structure on a continuing basis to reflect changes in demand.

8. INCOME TAXES

        Income (loss) before provision for income taxes consists of:

                                                                                     FISCAL YEAR ENDED
                                                                        --------------------------------------------
                                                                        DECEMBER 30,    December 31,     January 1,
                                                                            2006            2005            2005
                                                                        ------------    ------------    ------------
        Domestic ....................................................   $    (54,185)      $ (38,76)    $     (5,999)
        Foreign .....................................................            100           (471)             224
                                                                        ------------    ------------    ------------
                                                                        $    (54,085)      $(39,238)    $     (5,775)
                                                                        ============    ============    ============

        The following is a summary of the provision (benefit) for income taxes:

                                                                                     FISCAL YEAR ENDED
                                                                        --------------------------------------------
                                                                        DECEMBER 30,    December 31,     January 1,
                                                                            2006            2005            2005
                                                                        ------------    ------------    ------------
        Federal
          Current ...................................................   $         --    $         --    $     (1,290)
          Deferred ..................................................        (16,329)        (11,438)         (3,538)
                                                                        ------------    ------------    ------------
                                                                             (16,329)        (11,438)         (4,828)
                                                                        ------------    ------------    ------------
        State
          Current ...................................................            115          (1,195)            382
          Deferred ..................................................           (415)           (217)            640
                                                                        ------------    ------------    ------------
                                                                                (300)         (1,412)          1,022
                                                                        ------------    ------------    ------------
        Foreign
          Current ...................................................             77              57               1
          Deferred ..................................................             99            (189)             72
                                                                        ------------    ------------    ------------
                                                                                 176            (132)             73
                                                                        ------------    ------------    ------------
                                                                        $    (16,453)   $    (12,982)   $     (3,733)
                                                                        ============    ============    ============

        A reconciliation between the provision for income taxes computed at U.S.
federal   statutory  rates  and  the  amount   reflected  in  the   accompanying
consolidated statements of operations is as follows:

                                                                                     FISCAL YEAR ENDED
                                                                        --------------------------------------------
                                                                        DECEMBER 30,    December 31,     January 1,
                                                                            2006            2005            2005
                                                                        ------------    ------------    ------------
        Provision (benefit) for income taxes at statutory rate ......   $    (18,930)       $(13,733)   $     (2,021)
        State income taxes (benefit), net of federal tax effect .....           (429)           (142)            307
        Foreign income taxes (benefit), net of federal tax effect ...             19             (86)             49
        Valuation allowances ........................................          3,100             844             796
        Goodwill impairment .........................................             --           1,901              --
        State investment tax credits, net of federal provision ......             --            (136)           (438)
        State research and development tax credits ..................             --          (1,321)             --
        Extraterritorial income or foreign sales corporation benefit              --            (178)           (162)
        Federal research and development tax credits ................             --            (252)         (1,988)
        Other .......................................................           (213)            121            (276)
                                                                        ------------    ------------    ------------
                                                                        $    (16,453)       $(12,98)    $     (3,733)
                                                                        ============    ============    ============

        The following table summarizes the change in the Valuation Allowance:

                                                                        DECEMBER 30,    DECEMBER 31,     January 1,
                                  DESCRIPTIONS                              2006            2005            2005
                                  ------------                          ------------    ------------    ------------
        Valuation allowance at beginning of year ....................   $      5,298    $      4,470    $      3,722
        Charged to expense ..........................................          3,100             844             796
        Charge to other accumulated comprehensive loss ..............            884              --              --
        Other .......................................................             32             (16)            (48)
                                                                        ------------    ------------    ------------
        Valuation allowance at end of year ..........................   $      9,314    $      5,298    $      4,470
                                                                        ============    ============    ============

        The Company has approximately $4,600 of federal tax credit carryforwards, of which approximately $2,300 expire from 2014 to 2025. The remaining federal tax credit carryforwards have no expiration date. The Company also has approximately $49,000 of net operating loss carryforwards which expire in 2024 through 2026. The timing and use of the net operating loss carryforwards and tax credit carryforwards may be limited under applicable federal tax legislation. In addition, the Company has approximately $7,400 of state investment tax credit carryforwards, of which approximately $5,100 expire from 2009 to 2015. The remaining state investment tax credits have no expiration date. The Company also has approximately $500 of state research and development tax credits which expire in 2019 and 2020. The timing and use of these credits is limited under applicable state income tax legislation.

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

        During the second quarter of 2005, the Company settled tax assessments from the Massachusetts Department of Revenue (MDOR) for the years 1993-1998. In addition, the Company settled refund claims from amended tax returns filed with the MDOR claiming approximately $1,400 of research and development tax credits for the years 1993-2001 and additional credits of $700 claimed on the originally filed tax returns for 2002 and 2003. Settlement of these claims allowed the Company to record a tax benefit during the second quarter of 2005 of $1,800, or $1,167, net of applicable federal taxes.

        The significant items comprising the deferred tax asset/liability are as follows:

                                                             DECEMBER 30, 2006         DECEMBER 31, 2005
                                                          ----------------------    ----------------------
                                                           CURRENT     LONG-TERM     Current     Long-term
                                                          ---------    ---------    ---------    ---------
Assets:
  Tax credit carryforwards ............................   $      --    $   8,938    $      --    $   9,128
  Receivable reserves .................................         757           --          549           --
  Accrued fringe benefits and workers' compensation ...         547        1,034          775          858
  Net operating loss ..................................          --       17,904           --        8,062
  Foreign net operating loss ..........................          --           96           --          131
  Other ...............................................         356        1,256          317          885
                                                          ---------    ---------    ---------    ---------
    Total assets ......................................       1,660       29,228        1,641       19,064
    Valuation allowance ...............................      (1,660)      (7,654)        (411)      (4,887)
                                                          ---------    ---------    ---------    ---------
    Total assets, net of valuation allowance ..........          --       21,574        1,230       14,177
                                                          ---------    ---------    ---------    ---------
Liabilities:
  Property basis differences ..........................          --      (21,574)          --      (30,678)
  Inventory basis differences .........................      (1,216)          --       (1,538)          --
  Other ...............................................          --           --           --           --
                                                          ---------    ---------    ---------    ---------
    Total liabilities .................................      (1,216)     (21,574)      (1,538)     (30,678)
                                                          ---------    ---------    ---------    ---------
      Net assets (liabilities) ........................   $  (1,216)   $      --    $    (308)   $ (16,501)
                                                          =========    =========    =========    =========

9. COMMITMENTS AND CONTINGENCIES

        (a) LITIGATION. In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position, results of operations or liquidity.

        (b) ENVIRONMENTAL CLEANUP MATTERS. The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changes in laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses.
Environmental due diligence reviews conducted by the Company's lenders in connection with Quaker's November 2006 refinancing transaction identified certain regulatory compliance obligations which the Company failed to meet in a timely fashion. These reviews also indicated the need for additional environmental site assessment work at certain of the Company's facilities, raising the possibility that the Company will be required to incur additional future remediation expenses should further environmental conditions requiring remediation be identified during this process. The Company has accrued reserves for environmental matters based on information presently available, and management believes these reserves to be adequate. Accordingly, management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company, however, there can be no assurance that established reserves will prove to be adequate or that the costs associated with environmental matters will not increase in the future.

        (c) LEASES. The Company leases certain facilities and equipment under operating and capital lease agreements expiring at various dates from the current year to the year 2015. As of December 30, 2006, the aggregate minimum future commitments under leases are as follows:

                                                         OPERATING    CAPITAL
                                                          LEASES       LEASES
                                                        ----------   ----------
        2007 .......................................    $    2,899   $      187
        2008 .......................................         2,171          187
        2009 .......................................         1,989          170
        2010 .......................................         1,747          148
        2011 .......................................         1,755           18
        Thereafter .................................         5,265           --
                                                        ----------   ----------
          Total minimum payments ...................    $   15,826   $      710
                                                        ==========   ==========
          Less: Amount representing interest .......                         81
                                                                     ----------
          Present value of minimum lease payments ..                 $      629
                                                                     ==========

        Rent expense for operating leases for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $4,142, $5,456, and $4,466,
respectively.

        (d) LETTERS OF CREDIT. In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. As of December 30, 2006 and December 31, 2005 the Company had issued or agreed to issue letters of credit totaling $4,503 and $4,591, respectively.

        (e) EMPLOYMENT CONTRACT AND CHANGE-IN-CONTROL AGREEMENTS. In March 2004, the Company's Board of Directors amended and restated the President and Chief Executive Officer's Employment Agreement (the "Employment Agreement"). The Employment Agreement provides for Mr. Liebenow to continue to serve as President and Chief Executive Officer of the Company on a full-time basis through March 12, 2008, subject to an automatic three-year extension, unless terminated by the Company upon one year's prior notice and provides for certain payments to be made to Mr. Liebenow following certain termination events occurring in connection with a change in control. The Employment Agreement as amended effective October 4, 2004, provides for a base salary of $645, subject to such annual increases as may be determined by the Board of Directors, as well as certain benefits and reimbursement of expenses.

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

        During 1999, the Company also entered into change-in-control agreements with the Company's other corporate officers. These agreements provide certain benefits to the Company's other officers in the event their employment with the Company is terminated as a result of a change-in-control as defined. The maximum contingent liability related to the change-in-control agreements is approximately $2,200, exclusive of any amount due Mr. Liebenow pursuant to the terms of the Employment Agreement.

10. STOCK OPTIONS

        The Company has several stock option plans (the "Plans") in effect that provide for the granting of non-qualified stock options and other equity-based incentives to directors, officers, and employees of the Company. Options under the Plans are granted at fair market value and vesting is determined by the Board of Directors.

        STOCK OPTION ACTIVITY. A summary of the Company's stock option activity is as follows:

                                                                  FISCAL YEAR ENDED
                                       ------------------------------------------------------------------------
                                            DECEMBER 30,             DECEMBER 31,             January 1,
                                                2006                     2005                    2005
                                       ----------------------   ----------------------   ----------------------
                                                    WEIGHTED                 Weighted                 Weighted
                                                      AVG.                     Avg.                     Avg.
                                       NUMBER OF    EXERCISE    Number of    Exercise    Number of    Exercise
                                         SHARES       PRICE       Shares       Price      Shares        Price
                                       ---------    ---------   ---------    ---------   ---------    ---------
Options outstanding,
  beginning of year ................       3,007    $    7.57       3,147    $    7.58       3,218    $    7.57
Granted ............................          --           --          --           --          10    $    9.12

Exercised ..........................         (51)   $    1.37          --           --         (30)   $    5.31
Forfeited ..........................        (408)   $    7.20        (140)   $    7.79         (51)   $    8.52
                                       ---------                ---------                ---------
Options outstanding, end of year ...       2,548    $    7.75       3,007    $    7.57       3,147    $    7.58
Options exercisable ................       2,548    $    7.75       3,007    $    7.57       2,125    $    7.50
Options available for grant ........       2,182           --       1,766           --       1,633           --
Weighted average fair value per
  share of options granted .........          --           --          --           --          --    $    4.25

        The following table summarizes information for options outstanding and exercisable at December 30, 2006:

                                               Weighted
                                     Weighted   Average                Weighted
                                      Average  Remaining                Average
        Range of          Options    Exercise     Life      Options    Exercise
         Prices         Outstanding    Price   (in years) Exercisable    Price
     --------------     -----------  --------  ---------  -----------  --------

     $ 3.54-- 5.30 ....         433      4.22        3.7          433      4.22
     $ 5.31-- 7.07 ....         638      6.44        4.9          638      6.44
     $ 7.08-- 8.84 ....         600      8.02        3.8          600      8.02
     $ 8.85--10.60 ....         790      9.62        3.8          790      9.62
     $12.37--14.14 ....          30     13.00        1.8           30     13.00
     $15.90--17.67 ....          57     17.67        1.4           57     17.67
                        -----------  --------  ---------  -----------  --------
                              2,548  $   7.75        4.0        2,548  $   7.75
                        ===========  ========  =========  ===========  ========

        At its regular meeting in December 2001, the Company's Board of Directors granted options to purchase 160,000 shares of common stock at an exercise price of $8.30 per share to certain individuals subject to shareholder approval of an increase of 750 shares in the number of shares available for grant under the Plans. At the May 16, 2002 Annual Meeting, shareholder approval was received. Accordingly, the Company recorded an unearned compensation charge equal to the difference between the exercise price and the fair value on the date of shareholder approval of $1,032. During 2006, 2005 and 2004, the Company recognized $0, $488 and $207 of amortization of unearned compensation, respectively.

        On December 12, 2003, pursuant to the terms of the Company's 1997 Stock Option Plan, the Company's Board of Directors granted to Mr. Liebenow, the Company's President and CEO, options covering 90,000 shares of common stock, 10,000 shares of which were subject to shareholder approval at the Company's 2004 Annual Meeting of Shareholders, which approval was received. This option grant is exercisable for a period of ten years from the grant date, has an exercise price of $9.12 per share, the fair market value of the Company's common stock on December 12, 2003, and originally vested over a five year period.
Pursuant to a decision made on December 16, 2005 by the Company's Board of Directors, this option grant is now fully vested.

        At the May 21, 2004 Annual Shareholder meeting, the 2004 Stock Incentive Compensation Plan was approved. A maximum of 1,500,000 shares may be issued under this plan. Awards under this plan may be in the form of stock options, stock appreciation rights, restricted stock or other stock-based compensation, as determined by the Compensation and Stock Option Committee of the Board of Directors.

        On December 16, 2005, the Board of Directors approved the acceleration of vesting of all outstanding unvested stock options previously awarded to its employees (including its executive officers) under the Company's equity compensation plans. The acceleration of vesting became effective on December 16, 2005 for stock options outstanding as of such date. On such date, the closing market price was $2.60. Options to purchase an aggregate of approximately 565,000 shares of common stock (of which options to purchase an aggregate of 393,000 shares of common stock are held by executive officers of the Company) were accelerated on December 16, 2005. The exercise prices of the options range from $7.04 to $9.12. Under the recently issued Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), the Company was required to apply the expense recognition provisions under SFAS 123R beginning January 2, 2006. The decision to accelerate the vesting of these stock options, all of which are at exercise prices higher than current market price, was made because (i) there is no perceived value in these options to the employees involved, and (ii) there are no employee retention ramifications.

        ACCOUNTING FOR STOCK-BASED COMPENSATION. Prior to January 1, 2006 the Company accounted for its stock option plans under APB 25 as well as provided disclosure of stock-based compensation as outlined in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended by Financial Accounting Standards Board Statement No.148, "Accounting for Stock-Based Compensation Transition and Disclosure," ("SFAS 148"). SFAS 123 required disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. The Company adopted Financial Accounting Standards Board Statement No. 123R "Share Based Payment" ("SFAS 123R") effective January 1, 2006 using the modified prospective method. No unvested stock options were outstanding as of December 31, 2005. No stock options were granted and no modifications to outstanding options were made during the year ended December 30, 2006.

        Had compensation cost for awards granted in Fiscal 2005 and Fiscal 2004 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net loss and loss per common share would have been as follows:

                                                          FISCAL YEAR ENDED
                                                     ---------------------------
                                                     December 31,    January 1,
                                                         2005           2005
                                                     ------------   ------------
        Net income (loss)
          As reported ..............................   $  (26,256)    $  (2,042)
          Pro forma ................................   $  (28,335)    $  (3,085)
        Earnings (loss) per common share--basic
          As reported ..............................   $    (1.56)    $   (0.12)
          Pro forma ................................   $    (1.68)    $   (0.18)
        Earnings (loss) per common share--diluted
          As reported ..............................   $    (1.56)    $   (0.12)
          Pro forma ................................   $    (1.68)    $   (0.18)


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

        The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 15, 1994. The assumptions used for stock option grants and employee stock purchase right grants were as follows:

                                                 FISCAL YEAR ENDED
                                     ------------------------------------------
                                     DECEMBER 30,   December 31,    January 1,
                                         2006           2005           2005
                                     ------------   ------------   ------------

        Expected volatility ........      N/A            N/A            60.0%
        Risk-free interest rate ....      N/A            N/A             3.8%

        Expected life of options ...      N/A            N/A         7 years
        Expected dividends .........      N/A            N/A             1.2%

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

11. SEGMENT REPORTING

        The Company operates as a single business consisting of sales of two products: upholstery fabric and specialty yarns. Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

        Net foreign and export sales from the United States to unaffiliated customers by major geographical area based upon shipments were as follows:

                                                 FISCAL YEAR ENDED
                                     ------------------------------------------
                                     DECEMBER 30,   December 31,    January 1,
                                         2006            2005            2005
                                     ------------   ------------   ------------

        United States ............   $    127,329   $    195,344   $    253,101
        Canada ...................          7,233         10,111         12,892
        Mexico ...................          6,058          6,265          7,915
        Middle East ..............          1,499          2,351          4,493
        South America ............          4,544          3,923          2,567
        Europe ...................          2,329          3,165          4,168
        All other areas ..........          2,672          3,525          4,009
                                     ------------   ------------   ------------
                                     $    151,664   $    224,684   $    289,145
                                     ============   ============   ============

        Net sales by product category are as follows:

                                                 FISCAL YEAR ENDED
                                     ------------------------------------------
                                     DECEMBER 30,   December 31,    January 1,
                                         2006           2005            2005
                                     ------------   ------------    ------------

        Fabric ....................  $    147,126   $    202,860    $    268,701
        Yarn ......................         4,538         21,824          20,444
                                     ------------   ------------    ------------
                                     $    151,664   $    224,684    $    289,145
                                     ============   ============    ============

        There were no customers accounting for more than 4.5% of the Company's net sales during 2006.

12. EMPLOYEE BENEFIT PLANS
(reflects actual dollar amounts)

        The Company has established a 401(k) plan (the "401(k) Plan") for eligible employees of the Company who may contribute up to 100% of their annual salaries (up to $15,000 for 2006) to the 401(k) Plan. All contributions made by an employee are fully vested and are not subject to forfeiture. During Fiscal 2005 and Fiscal 2004, the Company contributed on behalf of each participating employee an amount equal to 100% of the first $200 contributed by each employee and 25% of the next $800 contributed by such employee, for a maximum annual Company contribution of $400 per employee. During Fiscal 2005, the Plan was amended to eliminate the mandatory employer match provision in the 401(k) Plan, effective December 31, 2005. The Company's matching contribution was $0,
$389,000,  and  $517,000,  in Fiscal  2006,  2005,  and 2004,  respectively.  An employee is fully vested in the contributions made by the Company upon his or her completion of five years of participation in the 401 (k) Plan.


13. DEFERRED COMPENSATION PLAN

        The Company maintains a deferred compensation plan for certain senior executives of the Company. Benefits payable upon retirement are grossed up by the Company's marginal tax rate. During 2005, the Company reduced Other Long-term Liabilities and Selling, General, and Administrative expenses by approximately $790, primarily due to the Company's executives contractually waiving their rights to have their benefits grossed up by the marginal tax rate.

14. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the results of operations for each of the quarters within the years ended December 30, 2006 and December 31, 2005.

                                              FIRST       SECOND        THIRD       FOURTH
                   2006                      QUARTER      QUARTER      QUARTER      QUARTER
                   ----                      --------     --------     --------     --------
NET SALES ................................   $ 46,280     $ 42,880     $ 30,311     $ 32,193
GROSS MARGIN .............................      5,441        5,225        1,997        2,192
GROSS MARGIN PERCENTAGE ..................       11.8%        12.2%         6.6%         6.8%
OPERATING LOSS ...........................     (5,187)     (17,194)     (12,084)     (14,191)
OPERATING LOSS PERCENTAGE ................      (11.2%)      (40.1%)      (39.9%)      (44.1%)
LOSS BEFORE PROVISION FOR INCOME TAXES ...   $ (6,362)    $(18,376)    $(12,834)    $(16,513)
NET LOSS .................................   $ (4,135)    $(12,130)    $ (8,438)    $(12,929)
LOSS PER COMMON SHARE--BASIC .............   $  (0.25)    $  (0.72)    $  (0.50)    $  (0.77)
LOSS PER COMMON SHARE--DILUTED ...........   $  (0.25)    $  (0.72)    $  (0.50)    $  (0.77)

                                              First       Second        Third       Fourth
                   2005                      Quarter      Quarter      Quarter      Quarter
                   ----                      --------     --------     --------     --------
Net sales ................................   $ 59,215     $ 68,885     $ 46,457     $ 50,127
Gross margin .............................      7,681       10,134        6,075        5,030
Gross margin percentage ..................       13.0%        14.7%        13.1%        10.0%
Operating loss ...........................     (4,468)     (11,526)     (10,448)      (7,349)
Operating loss percentage ................       (7.5%)      (16.7%)      (22.5%)      (14.7%)
Loss before provision for income taxes ...   $ (5,304)    $(14,497)    $(11,215)    $ (8,222)
Net loss .................................   $ (3,090)    $(10,342)    $ (7,155)    $ (5,669)
Loss per common share--basic .............   $  (0.18)    $  (0.61)    $  (0.43)    $  (0.34)
Loss per common share--diluted ...........   $  (0.18)    $  (0.61)    $  (0.43)    $  (0.34)

(1) All quarters in 2006 and 2005 were 13 weeks.

(2) Earnings per common share for the quarters presented have each been calculated separately. Accordingly, quarterly amounts may not sum to the fiscal year amount presented.

15. ANTI-TAKEOVER PROVISIONS

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

        In addition, under the terms of the 2006 Loan Agreements, a Change in Control would constitute an Event of Default, as those terms are defined in the 2006 Loan Agreements. And finally, the Company is a party to change in control agreements with each of Quaker's officers. In the event of a Termination of Employment in connection with a Change in Control, as those terms are defined in the agreements, the Company would be obligated to make certain payments, expressed as a percentage of cash compensation, to the terminated officer or officers. These provisions may have the effect of delaying, deferring or dissuading a potential acquirer from acquiring outstanding shares of Common Stock at a price that represents a premium to the then current trading price.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF QUAKER FABRIC CORPORATION:

        In our opinion, the consolidated financial statements listed in the index appearing under item 15(a) (i) present fairly, in all material respects, the financial position of Quaker Fabric Corporation and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
--------------------------
Boston, Massachusetts
March 30, 2007

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

        Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of December 30, 2006. Based on this evaluation, our CEO and CFO concluded that, as of December 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

        Implementation of the Company's restructuring plan, particularly during the fourth quarter of 2006, has resulted in staffing reductions in virtually every functional area of the Company, including those areas responsible for key controls integral to the operation of the Company's internal controls over financial reporting, such as our finance and accounting, information technology ("IT"), and purchasing areas. In some cases, a single individual has assumed responsibility for work previously handled by one or more former Company employees, resulting in decrease in our ability to provide for appropriate segregation of duties and in some areas, employees with less experience handling duties previously handled by more experienced staff members. Also, due to constraints in our IT department, systems needed to support the Company's relatively new offshore sourcing initiatives have not been fully developed, requiring the use of alternate manual procedures, which by their nature increase the risk of human error. And, due to recent increases in the complexity of the payment terms and practices affecting our vendor and cash management programs, manual procedures are also being used more frequently by our accounts payable staff. Mitigating these changes is the fact that all corporate administrative functions are centralized in a single location and management oversight with respect to each functional area is very strong, with most key management personnel bringing both significant professional experience and significant years of service at the Company to the task. While management believes that these recent changes in our internal control over financial reporting environment have not materially affected the quality of our internal controls over financial reporting, there can be no assurance that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. No other changes in our internal control over financial reporting occurred during the fiscal quarter ended December 30, 2006 that has materially effected, or is reasonably likely to materially affect our internal control system over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information with respect to the directors of the Company required by this item will be included in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A, and such information is incorporated herein by reference.

        The executive officers of the Company are as follows:

                                                                         OFFICER
     NAME               AGE                    POSITION                   SINCE
     ------            ----                    --------                   -----

Larry A. Liebenow ...   63     President, Chief Executive Officer,        1989
                                 and Director
James A. Dulude .....   51     Vice President--Manufacturing              1990
Cynthia L. Gordan ...   59     Vice President, Secretary, and             1989
                                 General Counsel
Paul J. Kelly .......   62     Vice President--Finance, Chief Financial   1989
                                 Officer and Treasurer
Thomas Muzekari .....   66     Vice President--Sales                      1996
M. Beatrice Spires ..   45     Vice President--Design and Merchandising   1996
Duncan Whitehead ....   64     Vice President--Research and Development   1990

        LARRY A. LIEBENOW. Mr. Liebenow has served as President, Chief Executive Officer, and a Director of the Company since September 1989.

        JAMES A. DULUDE. Mr. Dulude has been employed by the Company since May 1986 and has served as Vice President--Manufacturing since August 1995.

        CYNTHIA L. GORDAN. Ms. Gordan has been employed by the Company since March 1988 and has served as Vice President, Secretary, and General Counsel of the Company since March 1989. Ms. Gordan is also responsible for the Company's Risk Management, Investor Relations and Human Resources functions.

        PAUL J. KELLY. Mr. Kelly has served as Vice President--Finance, Chief Financial Officer and Treasurer of the Company since December 1989, and since November 1993 has also had responsibility for working with industry and institutional analysts.

        THOMAS H. MUZEKARI. Mr. Muzekari has served as Vice President--Sales since March 2003, and was Vice President--Sales and Marketing from October 1998 until March 2003, and Vice President--Marketing from March 1996 until October 1998.

        M. BEATRICE SPIRES. Ms. Spires has been employed by the Company since September 1995 and has served as Vice President--Design and Merchandising since March 2003, and was Vice President--Styling and Design from March 1996 until March 2003.

        DUNCAN WHITEHEAD. Mr. Whitehead has served as Vice President--Technology and Development, and Yarn Sales since August 1995.

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

        Quaker Fabric Corporation
        941 Grinnell Street
        Fall River, MA 02721
           Attn: Cynthia L. Gordan, Vice President and General Counsel

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

ITEM 13. CERTAIN  RELATIONSHIPS   AND   RELATED   TRANSACTIONS,   AND   DIRECTOR
         INDEPENDENCE

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as part of this Form 10-K

(i)     Financial Statements

        Consolidated Balance Sheets--December 30, 2006 and December 31, 2005

        Consolidated Statements of Operations--For the years ended December 30, 2006, December 31, 2005, and January 1, 2005

        Consolidated Statements of Comprehensive Income (Loss)--For the years ended December 30, 2006, December 31, 2005, and January 1, 2005

        Consolidated Statements of Changes in Stockholders' Equity--For the years ended December 30, 2006, December 31, 2005, and January 1, 2005

        Consolidated Statements of Cash Flows--For the years ended December 30, 2006, December 31, 2005, and January 1, 2005

        Notes to Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm

(ii)    Financial Statement Schedules

        The following financial statement schedule of the Company included herein should be read in conjunction with the audited financial statements incorporated by reference in this Form 10-K.

        Schedule II--Valuation and Qualifying Accounts

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

10.46   -- Commission and Sales  Agreement,  dated as of April 25,1994,  between
           QFR and Quaker Fabric Foreign Sales Corporation.(4)

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

10.109  -- Quaker Fabric Corporation 2004 Stock Incentive Plan.(14)

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

10.117  -- Escrow  Agreement  dated December 16, 2004 by and among Wilmer Cutler
           Pickering Hale and Dorr LLP, as Escrow Agent, Quaker Fabric Corporation of Fall River, Quaker Fabric Corporation, and Charles McAnsin Associates, A Limited Partnership.(17)

10.118  -- Waiver  Agreement dated as of December 22, 2004 to the Note Agreement dated as of October 10, 1997 and the Note Purchase and Private Shelf Agreement, dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(18)

10.119  -- Waiver and  Amendment  dated as of  December  20,  2004 to the Second
           Amended and Restated Credit Agreement dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(18)

10.120  -- Escrow Extension Agreement dated January 14, 2005 by and among Wilmer
           Cutler Pickering Hale and Dorr LLP, as Escrow Agent, Quaker Fabric Corporation of Fall River, Quaker Fabric Corporation and Charles McAnsin Associates, A Limited Partnership.(19)

10.121  -- Escrow Extension Agreement dated January 20, 2005 by and among Wilmer
           Cutler Pickering Hale and Dorr LLP, as Escrow Agent, Quaker Fabric Corporation of Fall River, Quaker Fabric Corporation and Charles McAnsin Associates, A Limited Partnership.(19)

10.122  -- Waiver and Amendment  dated as of March 4, 2005 to Second Amended and
           Restated Credit Agreement dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(20)

10.123  -- Waiver  Agreement  dated as of March  4,  2005 to the Note  Agreement dated as of October 10, 1997 and the Note Purchase and Private Shelf Agreement, dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(20)

10.124  -- Waiver and Amendment  dated as of February 28, 2005 to Second Amended and Restated Credit Agreement dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(20)

10.125  -- Waiver  Agreement dated as of February 28, 2005 to the Note Agreement dated as of October 10, 1997 and the Note Purchase and Private Shelf Agreement, dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(20)

10.126  -- Forbearance  and  Amendment  dated as of  March  11,  2005 to  Second
           Amended and Restated Credit Agreement dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as Parent, and Fleet National Bank, as the Lender.(21)

10.127  -- Forbearance  Agreement  dated  as of  March  11,  2005  to  the  Note
           Agreement dated as of October 10, 1997 and the Note Purchase and Private Shelf Agreement, dated as of February 14, 2002 by and among Quaker Fabric Corporation of Fall River, Pruco Life Insurance Company and The Prudential Insurance Company of America.(21)

10.128  -- Intercreditor  and Collateral Agency Agreement (dated as of March 31,
           2005) by and among Fleet National Bank, (the "Bank"), Pruco Life Insurance Company and The Prudential Insurance Company of America (the "Noteholders" and, together with the Bank, the "Lenders") and Fleet National Bank, as Collateral Agent on behalf of the Lenders.(22)

10.129  -- Security Agreement (dated as of March 31, 2005) between Quaker Fabric
           Corporation of Fall River, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Borrowers, Quaker Fabric Corporation, as the Parent, and Fleet National Bank, as Collateral Agent.(22)

10.130  -- Second Amended and Restated Pledge  Agreement  (dated as of March 31,
           005) among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., and Quaker Fabric Corporation, (the "Companies"), and Fleet National Bank, (the "Bank"), Pruco Life Insurance Company and The Prudential Insurance Company of America (the "Noteholders" and, together with the Bank, the "Lenders") and Fleet National Bank, as Collateral Agent on behalf of the Lenders.(22)

10.131  -- Guaranty  Agreement  (dated as of March 31,  2005) by Quaker  Textile
           Corporation and Quaker Fabric Mexico, S.A. de C.V., as Guarantors, in favor of Pruco Life Insurance Company and The Prudential Insurance Company of America with respect to the Senior Note Agreement.(22)

10.132  -- Guaranty  Agreement  (dated as of March 31,  2005) by Quaker  Textile
           Corporation and Quaker Fabric Mexico, S.A. de C.V., as Guarantors, in favor of Pruco Life Insurance Company and The Prudential Insurance Company of America with respect to the Series A Note Agreement.(22)

10.133  -- Revolving  Credit and Term Loan Agreement  (dated as of May 18, 2005)
           by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto (the "Lenders"); Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager (the "2005 Credit Agreement").(23)

10.134  -- Security  Agreement  (dated as of May 18, 2005) among  Quaker  Fabric
           Corporation of Fall River, as Borrower; Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., and Quaker Fabric Corporation, as Guarantors; and Bank of America, N.A., as Administrative Agent on behalf of the Lenders.(23)

10.135  -- Guaranty  Agreement  (dated  as of May 18,  2005)  by  Quaker  Fabric
           Corporation, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Guarantors, in favor of Bank of America, N.A. and the other lenders which are or may become parties to the 2005 Credit Agreement.(23)

10.136  -- Amendment  No. 1 (dated as of July 26, 2005 and  effective as of July
           1, 2005) to Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(24)

10.137  -- Amendment  No. 2 (dated as of October  25, 2005 and  effective  as of
           October 21, 2005) to Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall
           River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet
           National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(25)

10.138  -- Amended and Restated  Non-Exclusive  Licensing Agreement (dated as of
           November 1, 2005) between Quaker Fabric Corporation of Fall River, and Hi-Tex, Inc.

10.139  -- Amendment  No. 3 (dated as of  February 3, 2006 and  effective  as of
           December 30, 2005) to Revolving Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall
           River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet
           National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(26)

10.140  -- Purchase and Sale Agreement dated March 3, 2006 by and between Quaker
           Fabric Corporation of Fall River, as Seller, and Strictly Realty LLC, as Buyer.(27)

10.141  -- Purchase  and Sale  Agreement  dated  March 14,  2006 by and  between
           Quaker Fabric Corporation of Fall River, as Seller, and Fred Smith of Cumberland, Rhode Island, as Buyer.(28)

10.142  -- Waiver and  Amendment  No. 4 dated as of March 22, 2006 to  Revolving
           Credit and Term Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(29)

10.143  -- Engagement  Letter dated March 22, 2006 by and between  Quaker Fabric
           Corporation and Alvarez and Marsal.(30)

10.144  -- Amendment No. 5 dated as of May 6, 2006 to Revolving  Credit and Term
           Loan Agreement (dated as of May 18, 2005) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the other Lending Institutions which are or may become parties thereto; Bank of America, N.A., as Administrative Agent and Issuing Bank; Fleet National Bank, as Cash Management Bank; and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.(31)

10.145  -- Amended and Restated Revolving Credit Agreement (dated as of November
           9, 2006) by and among Quaker Fabric Corporation of Fall River, as Borrower; Bank of America, N.A. and the Other Lending Institutions which are or may become parties thereto (the "Revolving Credit Lenders"); and Bank of America, N.A., as Administrative Agent for the Revolving Credit Lenders, Issuing Bank and Cash Management Bank (the "2006 Revolving Credit Agreement").(32)

10.146  -- Amendment and  Reaffirmation  of Loan Documents (dated as of November
           9, 2006) among Quaker Fabric Corporation of Fall River, as Borrower; Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., and Quaker Fabric Corporation, as Guarantors; and Bank of America, N.A., as Administrative Agent on behalf of the Revolving Credit Lenders.(32)

10.147  -- Environmental  Indemnity  Agreement (dated as of November 9, 2006) by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V. and Quaker Fabric Corporation, as Indemnitors, and the Revolving Credit Lenders and Bank of America, N.A., as Administrative Agent for the Revolving Credit Lenders, as Indemnitees.(32)

10.148  -- Term Loan  Agreement  (dated  as of  November  9,  2006) by and among
           Quaker Fabric Corporation of Fall River, as Borrower; 1903 Debt Fund, LP, and the Other Lending Institutions which are or may become parties thereto (the "Term Loan Lenders") and GB Merchant Partners, LLC, as Administrative Agent for the Term Loan Lenders (the "2006 Term Loan Agreement").(32)

10.149  -- Security Agreement (dated as of November 9, 2006) among Quaker Fabric
           Corporation of Fall River, as Borrower; Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V., and Quaker Fabric Corporation, as Guarantors; and GB Merchant Partners, LLC, as Administrative Agent on behalf of the Term Loan Lenders.(32)

10.150  -- Guaranty  Agreement  (dated as of November 9, 2006) by Quaker  Fabric
           Corporation, Quaker Textile Corporation and Quaker Fabric Mexico, S.A. de C.V., as Guarantors, in favor of 1903 Debt Fund, LP and the Other Lending Institutions which are or may become parties to the 2006 Term Loan Agreement.(32)

10.151  -- Environmental  Indemnity  Agreement (dated as of November 9, 2006) by and among Quaker Fabric Corporation of Fall River, Quaker Textile Corporation, Quaker Fabric Mexico, S.A. de C.V. and Quaker Fabric Corporation, as Indemnitors, and 1903 Debt Fund, LP, the Other Lending Institutions which are or may become parties to the 2006 Term Loan Agreement and GB Merchant Partners, LLC, as Administrative Agent for the Term Loan Lenders, as Indemnitees.(32)

10.152  -- Intercreditor  Agreement  (dated as of November 9, 2006) by and among
           Bank of America, N.A., as Administrative Agent for the Revolving Credit Lenders, GB Merchant Partners, LLC, as Administrative Agent for the Term Loan Lenders, Quaker Fabric Corporation of Fall River, as Borrower, Quaker Fabric Corporation, Parent, and the other Credit Parties named on the signature pages of the Agreement.(32)

10.153  -- Amendment  No. 1 (dated  as of  December  1,  2006) to the Term  Loan
           Agreement (dated as of November 9, 2006) by and among Quaker Fabric Corporation of Fall River, as Borrower; 1903 Debt Fund, LP, and the Other Lending Institutions which are or may become parties thereto (the "Term Loan Lenders") and GB Merchant Partners, LLC, as Administrative Agent for the Term Loan Lenders (the "2006 Term Loan Agreement").(33)

10.154  -- Plant C Purchase and Sale  Agreement  dated  February 20, 2007 by and between Quaker Fabric Corporation of Fall River, as Seller, and Rosewood Management Associates, Inc., a Massachusetts corporation, as Buyer. (34)

        -- Subsidiaries.(5)

*23     -- Consent of PricewaterhouseCoopers LLP.

*31     -- Certificates of Chief Executive  Officer and Chief Financial  Officer
           pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2007.

*32     -- Certificate of Chief Executive  Officer and Chief  Financial  Officer
           pursuant to 18 U.S.C. section 1350 dated March 30, 2007.

----------

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

   (27) Incorporated by reference to the Company's Current Report on Form 8-K dated March 3, 2006.

   (28) Incorporated by reference to the Company's Current Report on Form 8-K dated March 14, 2006.

   (29) Incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2006.

   (30) Incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2006.

   (31) Incorporated by reference to the Company's Current Report on Form 8-K dated June 5, 2006.

   (32) Incorporated by reference to the Company's Current Report on Form 8-K dated November 9, 2006.

   (33) Incorporated by reference to the Company's Current Report on Form 8-K dated December 1, 2006.

   (34) Incorporated by reference to the Company's Current Report on Form 8-K dated February 20, 2007.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

                                                QUAKER FABRIC CORPORATION

                                                By:    /s/ LARRY A. LIEBENOW
                                                    ----------------------------
                                                         LARRY A. LIEBENOW
                                                     CHIEF EXECUTIVE OFFICER,
                                                      PRESIDENT, AND DIRECTOR

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                      TITLE                       DATE
           ---------                      -----                       -----

    /s/ LARRY A. LIEBENOW        Chief Executive Officer,         March 30, 2007
-------------------------------  President, and Director
     (LARRY A. LIEBENOW)

      /s/ PAUL J. KELLY          Vice President--Finance          March 30, 2007
-------------------------------  (Chief Financial and
       (PAUL J. KELLY)           Accounting Officer)

       /s/ SANGWOO AHN           Chairman of the Board            March 30, 2007
-------------------------------
        (SANGWOO AHN)

     /s/ JERRY I. PORRAS         Director                         March 30, 2007
-------------------------------
      (JERRY I. PORRAS)

  /s/ ERIBERTO R. SCOCIMARA      Director                         March 30, 2007
-------------------------------
   (ERIBERTO R. SCOCIMARA)

                                                                     SCHEDULE II

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED JANUARY 1, 2005, DECEMBER 31, 2005 AND DECEMBER 30, 2006
                             (DOLLARS IN THOUSANDS)

                                                                            NET        BALANCE
                                              BALANCE AT   PROVISIONS   DEDUCTIONS      AT END
                                               BEGINNING   CHARGED TO      FROM           OF
                   DESCRIPTIONS                OF PERIOD   OPERATIONS   ALLOWANCES      PERIOD
                   -----------                ----------   ----------   ----------    ----------
Year Ended January 1, 2005
  Bad Debt Reserve ........................   $      846   $    1,141   $   (1,027)   $      960
  Sales Returns & Allowances Reserve ......   $    1,243   $    3,531   $   (3,700)   $    1,074
  Obsolete and Excess Inventory Reserve ...   $    1,360   $      800   $   (1,337)   $      823
Year Ended December 31, 2005
  Bad Debt Reserve ........................   $      960   $      606   $     (683)   $      883
  Sales Returns & Allowances Reserve ......   $    1,074   $    3,014   $   (3,508)   $      580
  Obsolete and Excess Inventory Reserve ...   $      823   $      500   $   (1,002)   $      321
Year Ended December 30, 2006
  Bad Debt Reserve ........................   $      883   $    1,652   $   (1,181)   $    1,354
  Sales Returns & Allowances Reserve ......   $      580   $    2,683   $   (2,598)   $      665
  Obsolete and Excess Inventory Reserve ...   $      321   $    1,279   $      (24)   $    1,576

GENERAL INFORMATION

DIRECTORS
---------

SANGWOO AHN                                DR. JERRY I. PORRAS,
CHAIRMAN OF THE BOARD                      LANE PROFESSOR OF ORGANIZATIONAL
                                           BEHAVIOR AND CHANGE, EMERITUS
                                           Graduate School of Business--
                                             Stanford University
LARRY A. LIEBENOW
PRESIDENT AND CEO
QUAKER FABRIC CORPORATION                  ERIBERTO R. SCOCIMARA
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           Hungarian-American Enterprise Fund

COMMITTEES
----------

AUDIT COMMITTEE                            NOMINATING AND CORPORATE GOVERNANCE
Sangwoo Ahn                                COMMITTEE
Jerry I. Porras                            Sangwoo Ahn
Eriberto R. Scocimara                      Jerry I. Porras
                                           Eriberto R. Scocimara
COMPENSATION AND STOCK OPTION COMMITTEE
Sangwoo Ahn
Jerry I. Porras
Eriberto R. Scocimara

OFFICERS
--------

LARRY A. LIEBENOW                          PAUL J. KELLY
PRESIDENT AND                              VICE PRESIDENT--FINANCE,
CHIEF EXECUTIVE OFFICER                    TREASURER AND CHIEF FINANCIAL OFFICER

                                           THOMAS H. MUZEKARI
MICHAEL E. COSTA                           VICE PRESIDENT
CONTROLLER                                 SALES

JAMES A. DULUDE                            BEATRICE SPIRES
VICE PRESIDENT                             VICE PRESIDENT
MANUFACTURING                              DESIGN AND MERCHANDISING

CYNTHIA L. GORDAN                          DUNCAN WHITEHEAD
VICE PRESIDENT, SECRETARY                  VICE PRESIDENT
AND GENERAL COUNSEL                        RESEARCH AND DEVELOPMENT

CORPORATE DATA
--------------

CORPORATE OFFICE                           INDEPENDENT REGISTERED PUBLIC
Quaker Fabric Corporation                  ACCOUNTING FIRM
941 Grinnell Street                        PricewaterhouseCoopers LLP
Fall River, Massachusetts 02721            125 High Street
(508) 678-1951                             Boston, Massachusetts 02110

ANNUAL MEETING                             LEGAL COUNSEL
11:00 a.m., May 25, 2006                   Proskauer Rose LLP
Quaker Fabric Corporation                  1585 Broadway
1082 Davol Street                          New York, New York 10036
Fall River, Massachusetts 02720

TRANSFER AGENT AND REGISTRAR               NASDAQ: QFAB
Computershare Investor Services
250 Royall Street
Canton, MA 02021
(781) 575-2000
http://www.computershare.com