Form 10-Q
period 2007-03-31
QUAKER FABRIC CORP /DE/
filed 2007-05-15
CIK 103341

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 1-7023


                      ------------------------------------

                            QUAKER FABRIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      ------------------------------------


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

                      ------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

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

   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: |_| No: |X|

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on July 1, 2006 was approximately $18.0 million. As of May 14, 2007, 16,876,918 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

Table of Contents


                            QUAKER FABRIC CORPORATON
                          Quarterly Report on Form 10-Q
                          Quarter ended March 31, 2007

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

                     Consolidated Statements of Operations................................................... 3

                     Consolidated Statements of Comprehensive Loss........................................... 3

                     Consolidated Statements of Cash Flows................................................... 4

                     Notes to Consolidated Financial Statements.............................................. 5

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations...15

Item 3.              Quantitative and Qualitative Disclosures about Market Risk..............................22

Item 4.              Controls and Procedures.................................................................22



PART II              OTHER INFORMATION



Item 1.              Legal Proceedings.......................................................................24

Item 1A.             Risk Factors............................................................................24

Item 2.              Unregistered Sales of Equity Securities and Use of  Proceeds............................24

Item 3.              Defaults upon Senior Securities.........................................................24

Item 4.              Submission of Matters to a Vote of Security Holders.....................................24

Item 5.              Other Information.......................................................................24

Item 6.              Exhibits................................................................................24


                     Signatures..............................................................................25

       PART I - FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share information)

                                                                                  March 31,         December 30,
                                                                                    2007                2006
                                                                                -----------          ---------
ASSETS
Current assets:
       Cash .............................................................         $     581          $     724
       Accounts receivable, net of reserves for bad debts and
         sales allowances of  $941 and $2,019 at March 31,
         2007 and December 30, 2006, respectively .......................            21,649             21,512
       Inventories, net .................................................            27,749             28,122
       Production supplies ..............................................             1,571              1,651
       Prepaid insurance ................................................             1,338              1,582
       Other current assets .............................................             2,546              2,387
                                                                                  ---------          ---------
           Total current assets .........................................            55,434             55,978
Property, plant and equipment, net ......................................            74,882             77,413
Assets held for sale ....................................................            21,579             21,811
 Other assets ...........................................................             5,297              5,642
                                                                                  ---------          ---------
           Total assets .................................................         $ 157,192          $ 160,844
                                                                                  =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of debt (Note 7) .................................         $  13,003          $  11,280
       Current portion of capital lease obligations .....................               154                152
       Accounts payable .................................................            12,808             12,405
       Accrued expenses and other current liabilities ...................            10,820              8,844
                                                                                  ---------          ---------
           Total current liabilities ....................................            36,785             32,681
Long-term debt, less current portion ....................................            19,744             22,440
Capital lease obligations, less current portion .........................               438                477
Other long-term liabilities .............................................             2,324              2,317
Commitments and contingencies (Note 9) Redeemable preferred stock:
         Series A convertible, $ 0.01 par value per share, liquidation preference $1,000 per share, 50,000 shares
         authorized, none issued ........................................                --                 --
Stockholders' equity:
   Common stock, $0.01 par value per share, 40,000,000 shares authorized;
      16,876,918 shares issued and outstanding
      as of March 31, 2007 and December 30, 2006 ........................               169                169
   Additional paid-in capital ...........................................            89,188             89,168
   Retained earnings ....................................................            10,669             15,784
   Other accumulated comprehensive loss .................................            (2,125             (2,192
                                                                                  ---------          ---------
            Total stockholders' equity ..................................            97,901            102,929
                                                                                  ---------          ---------
            Total liabilities and stockholders' equity ..................         $ 157,192          $ 160,844
                                                                                  =========          =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                  QUAKER FABRIC
                          CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                (Amounts in thousands, except per share amounts)


                                                                         THREE MONTHS ENDED
                                                               -----------------------------------------
                                                                  March 31,                April 1,
                                                                     2007                    2006
                                                               ----------------         ----------------
Net sales ...................................                  $         32,596         $         46,280
Cost of products sold .......................                            28,974                   40,839
                                                               ----------------         ----------------
Gross profit ................................                             3,622                    5,441
Selling, general and administrative expenses                              7,137                   10,029
Restructuring charges .......................                               299                      599
                                                               ----------------         ----------------
Operating loss ..............................                            (3,814)                  (5,187)
Other expenses:
   Interest expense .........................                             1,049                      769
   Amortization of deferred financing costs .                               201                      539
   Other expense (income) ...................                               (36)                    (133)
                                                               ----------------         ----------------
Loss before provision for income taxes ......                            (5,028)                  (6,362)
Provision (benefit) for income taxes ........                                87                   (2,227)
                                                               ----------------         ----------------
Net loss ....................................                  $         (5,115)        $         (4,135)
                                                               ================         ================
Loss per common share - basic ...............                  $          (0.30)        $          (0.25)
                                                               ================         ================
Loss per common share - diluted .............                  $          (0.30)        $          (0.25)
                                                               ================         ================
Weighted average shares outstanding - basic .                            16,877                   16,843
                                                               ================         ================
Weighted average shares outstanding - diluted                            16,877                   16,843
                                                               ================         ================


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
                             (Amounts in thousands)

                                                                          THREE MONTHS ENDED
                                                                    --------------------------------
                                                                       March 31,         April 1,
                                                                         2007              2006
                                                                    --------------    --------------
Net loss......................................................      $    (5,115)      $      (4,135)
                                                                    --------------   ---------------
Other comprehensive income (loss)
   Foreign currency translation adjustments, net
    of tax provision benefit of $0 and $44                                   67                  83
                                                                    --------------   ---------------
       Other comprehensive income.............................               67                  83
                                                                    --------------   ---------------
Comprehensive loss............................................      $     (5,048)     $      (4,052)
                                                                    ==============   ===============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)


                                                                                               THREE MONTHS ENDED
                                                                                           ---------------------------
                                                                                            March 31,        April 1,
                                                                                              2007            2006
                                                                                           ----------      -----------
Cash flows from operating activities:
   Net loss ......................................................................         $ (5,115)         $ (4,135)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization .............................................            2,846             4,292
       Amortization of unearned compensation .....................................               20              --
       Provision for bad debts ...................................................              119               105
       Deferred income tax provision (benefit) ...................................             --              (2,278)
Changes in operating assets and liabilities:
   Accounts receivable ...........................................................             (257)            1,644
   Inventories ...................................................................              394               343
   Prepaid expenses and other assets .............................................              310               455
   Accounts payable, accrued expenses and other current liabilities ..............            2,467             1,165
   Other long-term liabilities ...................................................                7              (132
                                                                                           --------          --------
       Net cash provided by operating activities .................................              791             1,459
                                                                                           --------          --------
Cash flows from investing activities:
   Purchase of property, plant and equipment .....................................             (115)             (187
   Proceeds from disposal of equipment ...........................................              232              --
                                                                                           --------          --------
       Net cash provided by (used in) investing activities .......................              117              (187)
                                                                                           --------          --------
Cash flows from financing activities:
   Borrowings from revolving credit facility .....................................           33,120             8,735
   Repayments of revolving credit facility .......................................          (31,396)           (8,201
   Repayment of long-term debt ...................................................             --              (1,010)
   Repayment of term loans .......................................................           (2,697)             --
   Repayment of capital leases ...................................................              (37)              (35
   Change in overdraft ...........................................................              (88)             (381
   Debt issuance costs ...........................................................             --                (364
   Proceeds from exercise of common stock options, including tax benefits ........             --                  93
                                                                                           --------          --------
       Net cash used in financing activities .....................................           (1,098)           (1,163)
                                                                                           --------          --------
Effect of exchange rates on cash .................................................               47                36
                                                                                           --------          --------
Net increase (decrease) in cash ..................................................             (143)              145
Cash and cash equivalents, beginning of period ...................................              724               725
                                                                                           --------          --------
Cash and cash equivalents, end of period .........................................         $    581          $    870
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

         On a comparative basis, the Company's sales have declined quarter-to-quarter in each of the eleven consecutive fiscal quarters ended March 31, 2007. Quaker has also reported operating losses in each of those fiscal quarters. In 2005, management put a restructuring plan in place intended to restore the Company to profitability. The key elements of this restructuring plan include: (i) stabilizing revenues from Quaker's U.S.-based residential fabric business by concentrating the Company's marketing efforts on those markets least sensitive to imported products; (ii) reducing operating costs enough to compensate for the drop the Company has experienced in its revenues over the past few years; (iii) selling excess assets; (iv) developing strategically important commercial relationships with a limited number of carefully chosen offshore fabric mills to recapture the share of the domestic residential market lost to foreign imports over the past few years; and (v) generating additional profitable sales by penetrating the outdoor and contract fabric markets. To reduce the Company's working capital requirements and further conserve cash, the Company may also further reduce its cost structure by taking actions such as further personnel reductions and/or the suspension of certain new product/new market development projects. Successful execution of the Company's restructuring plan will require considerable operational, management, financial, sales and marketing, supply chain, information systems and design expertise involving the need to continually recruit, train and retain qualified personnel.




2. BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-01 of regulation S-X of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements for the year ended December 30, 2006 and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Quaker Fabric Corporation and Subsidiaries (the "Company"). Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2006. Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no impact on the Company's financial position or results of operations.

LOSS PER COMMON SHARE

       Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For diluted loss per share, the denominator also includes dilutive outstanding stock options determined using the treasury stock method. Due to losses for the three months ended March 31, 2007 and April 1, 2006, no incremental shares are included in the dilutive weighted average shares outstanding because the effect would be antidilutive. The dilutive potential common shares for the three months ended March 31, 2007 and April 1, 2006 would have been 0 and 9, respectively. The following table reconciles weighted average common shares outstanding to weighted average common shares outstanding and dilutive potential common shares.

                                                                                          THREE MONTHS ENDED
                                                                                       ------------------------
                                                                                       March 31,       April 1,
                                                                                         2007           2006
                                                                                         ----           ----
Weighted average common shares outstanding ....................................         16,877         16,843
Dilutive potential common shares ..............................................           --             --
                                                                                        ------         ------
Weighted average common shares outstanding and dilutive potential common shares         16,877         16,843
                                                                                        ======         ======



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

3.  RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

       A summary of the Company's restructuring and asset impairments charges by period is below:

                                               Three Months Ended April 1, 2006
                                               --------------------------------
                               Balance         Cost           Cash         Non-Cash       Balance
                            Jan. 1, 2006     Incurred       Payments     Adjustments    April 1,2006
                            ------------     --------       --------     -----------    ------------

Employee severance costs         $ 25         $ 296          $(127)         $--         $194
Restructuring professional fees    --            303           (303)          --          --
                                 ----         -----          -----          ---         ----
                                 $ 25         $ 599          $(430)         $--         $194
                                 ====         =====          =====          ===         ====


                                                                Three Months Ended March 31, 2007
                                                                ---------------------------------
                                             Balance            Cost          Cash        Non-Cash       Balance
                                          Dec. 31, 2006       Incurred      Payments     Adjustments  March 31, 2007
                                          -------------       --------      --------     -----------  --------------
Employee severance costs                     $ 35              $ 134        $ (126)          $  --          $ 43
Restructuring professional fees                28                 18           (28)             --            18
Plant consolidation costs                      --                118          (118)             --            --
Lease, occupancy and other exit costs         693                 29          (171)            (13)           538
                                             ----              -----        ------           -----           ----
                                             $756              $ 299        $ (443)          $ (13)          $599
                                             ====              =====        ======           =====           ====


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



                                                                 March 31,     December 30,
                                                                   2007            2006
                                                                 ---------     -----------
Land, Buildings and Improvements .......................         $13,636         $13,636
Equipment ..............................................           4,443           4,675
60 Acres of Unimproved Land in Fall River, Massachusetts           3,500           3,500
                                                                 -------         -------
                                                                 $21,579         $21,811
                                                                 =======         =======



5. INVENTORIES

       Inventories are stated at the lower of cost or market and include materials, labor and overhead. A standard cost system is used and approximates cost on a first-in, first-out (FIFO) basis. Cost for financial reporting purposes is determined using the last-in, first-out (LIFO) method.

       Inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and raw material warehousing costs are all capitalized into inventory and included in cost of goods sold when inventory is sold. Finished goods warehousing costs and the cost of operating the Company's finished product distribution centers are included in SG&A expenses.

       Inventories consisted of the following:

                                                               March 31,         December 30,
                                                                 2007               2006
                                                              ----------          --------
Raw materials..........................................       $   14,727          $ 16,532
Work-in-process ........................................           4,493             3,397
Finished goods .........................................          10,176            10,703
                                                                 -------          --------
   Inventory at FIFO ...................................          29,396            30,632
LIFO adjustment ........................................          (1,647)           (2,510)
                                                                 -------          --------
   Inventory at LIFO...................................       $   27,749          $ 28,122
                                                                 =======          ========

6.  SEGMENT REPORTING

       The Company operates as a single business segment consisting of sales of two products, upholstery fabric and specialty yarns. Management evaluates the Company's financial performance in the aggregate and allocates the Company's resources without distinguishing between yarn and fabric products.

       Net sales to unaffiliated customers by major geographical area were as follows:


                                                                                  Three Months Ended
                                                                             ------------------------------
                                                                               March 31,        April 1,
                                                                                  2007            2006
                                                                                  ----            ----
                  United States..............................................$     26,577     $    39,658
                  Canada.....................................................       1,724           2,272
                  Mexico.....................................................       1,940           1,600
                  Middle East................................................         131             552
                  South America..............................................       1,181             991
                  Europe.....................................................         563             739
                  All Other..................................................         480             468
                                                                             --------------   -------------
                                                                             $     32,596     $    46,280
                                                                             ==============   =============

       Net sales by product category are as follows:
                                                                                     Three Months Ended
                                                                               -------------------------------
                                                                                 March 31,         April 1,
                                                                                    2007             2006
                                                                                    ----             ----


                  Fabric.....................................................  $      31,564     $     44,737
                  Yarn.......................................................          1,032            1,543
                                                                               --------------   -------------
                                                                               $      32,596     $     46,280
                                                                               ==============   =============


7. DEBT


          Debt consists of the following:

                                                                                March 31,          December 30,
                                                                                   2007                2006
                                                                             ---------------   ---------------
Senior Secured Revolving Credit Facility.................................... $       11,203    $         9,480
Term Loans payable by May 2010 .............................................         21,544             24,240
                                                                             ---------------   ----------------
Total Debt.................................................................. $       32,747    $        33,720
    Less: Current Portion of Senior Secured Revolving Credit Facility.......         11,203              9,480
         Current Portion of Term Loans......................................          1,800              1,800
                                                                             ---------------   ----------------
Total Long-Term Debt........................................................ $       19,744    $        22,440
                                                                             ===============   ================



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

         Advances to Quaker under the 2006 Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus an "Availability Reserve" (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances bear interest at the prime rate plus 1.25% or LIBOR (London Interbank Offered Rate) plus 2.75%. As of March 31, 2007, the weighted average interest rate of the advances outstanding was 9.1%

         Pursuant to the terms of the 2006 Term Loan Agreement, mandatory prepayments of the Real Estate and Equipment Term Loans are required as Quaker sells the assets securing those loans pursuant to the terms of the restructuring plan Quaker has in place (the "Restructuring Plan"). Following the sale in 2008 of the last parcel of real estate contemplated by the Restructuring Plan, amortization of the Real Estate Term Loan would be at the rate of $1,100 per year, payable at the rate of $100 per month in each month other than July. In addition, in the event sales of certain parcels of real estate are not consummated on or before the dates assumed for such sales in the Restructuring Plan, Quaker would be responsible for making Late Sale Amortization Payments (as defined in the 2006 Term Loan Agreement) at the rate of $150 per month until such payments equal 92.5% of the net proceeds the Term Loan Lenders would have received on the sale of such real estate. Mandatory prepayments of the Equipment Term Loan and the Real Estate Term Loan are also required in the event of Equipment Appraisal and/or Real Property Appraisal Shortfalls, respectively (as defined in the 2006 Term Loan Agreement). The Term Loans bear Interest at the LIBOR rate plus 7.75% and is payable monthly. As of March 31, 2007, the interest rate on the Term Loans was 13.07%.

         In addition, both the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement contain a "springing" Fixed Charge Coverage Ratio covenant with which Quaker would need to comply in the event Quaker's "Excess Availability" under the 2006 Revolving Credit Agreement were to fall below $500,000 at any time. We are currently in compliance with the "Excess Availability" covenant, however, as discussed below, in the absence of appropriate amendments to the 2006 Loan Agreements, management believes that the Company could fail to satisfy this covenant during the third quarter of this year. The 2006 Loan Agreements also include cross-default provisions, customary reporting obligations and certain affirmative and negative covenants including, but not limited to, restrictions on dividend payments, capital expenditures, indebtedness, liens and acquisitions and investments.

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

         As of March 31, 2007, there were $32,747 of loans outstanding, including $11,203 of loans outstanding under the 2006 Revolving Credit Agreement and $21,544 of loans outstanding under the 2006 Term Loan. On March 31, 2007, unused Availability was $2,404, net of the $4,400 Availability Reserve, and the Company had approximately $4,080 of letters of credit outstanding.

         The Company's ability to meet its current  obligations is dependent on:
(i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2006 Revolving Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2006 Revolving Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve reduce Availability and thus the Company's ability to borrow. In like manner, decreases in the Availability Reserve increase Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2006 Revolving Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. Further, very short lead times and volatility in the Company's order rate make it difficult for management to predict near term revenues and to adjust the Company's cost structure rapidly enough to keep pace with an unanticipated decline in sales. The Company is seeking to dispose of certain production equipment and manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities.

         Weakness in the retail furniture sector led to lower than anticipated orders and sales during fiscal April of 2007. This has resulted in a reduction in the Company's ability to borrow under the terms of the 2006 Revolving Credit Agreement, increasing management's need to manage the Company's cash position carefully and increasing the Company's reliance on trade credit to fund its operating needs. Based on fiscal April net sales and projected net sales for fiscal May, we believe that, in the absence of appropriate amendments to the 2006 Loan Agreements, our cash flow from operations and our ability to borrow under our 2006 Revolving Credit Agreement could be insufficient to meet our liquidity needs during the third quarter of Fiscal 2007. Accordingly, the Company intends to engage in discussions with its lenders with respect to the need for such amendments now. There can be no assurance that the Company will be able to obtain agreement to such amendments from its lenders on terms acceptable to the Company or at all. We are also pursuing a number of other transactions in an effort to maintain adequate liquidity, but there is significant uncertainty as to whether we will be successful in our efforts to complete such other transactions.

         In addition, pursuant to the terms of the 2006 Term Loan, the lender has the right to conduct annual re-appraisals of the Company's real estate and semi-annual re-appraisals of the Company's machinery and equipment. The Company has been notified that the lender intends to conduct such a re-appraisal of the Company's machinery and equipment during the second quarter of fiscal 2007. In the event of an "Equipment Appraisal Shortfall," as that term is defined in the 2006 Term Loan, the Company would be required to make a cash payment to the lender in an amount equal to the amount by which the aggregate outstanding principal amount of the Equipment Term Loan exceeds seventy percent 70% of the net orderly liquidation value of the equipment established through the re-appraisal process. The outcome of the current re-appraisal process is uncertain, however, in the absence of appropriate waivers from the lenders, the Company's failure to make such a payment would result in a default under the 2006 Term Loans - and because of the cross-default provision in the 2006 Loan Agreements, a related default under the 2006 Revolving Credit Agreement.

         In the absence of appropriate amendments to the 2006 Loan Agreements, the Company could need additional financing to maintain adequate liquidity. No assurance can be given as to when or whether an agreement may be entered into with any other financing source which would result in cash funds being available to the Company on terms acceptable to the Company or at all. If the Company were unable to generate sufficient additional cash by entering into a financing agreement with any other financing source, a number of material adverse effects could be experienced by the Company, including but not limited to, vendors refusing to ship materials to the Company, the need to make further headcount reductions and take additional cost cutting initiatives, and other potential adverse impacts.

         In addition to the above, our need to manage cash carefully and the significant operating losses we have experienced make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, limit our ability to withstand competitive pressures, and reduce our flexibility in planning for, or responding to, changing business and economic conditions.


8. STOCK OPTIONS

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

         STOCK OPTION ACTIVITY. A summary of the Company's stock option activity is as follows:



                                                     Three Months ended                          Fiscal Year Ended
                                             ------------------------------------------------------------------------------------
                                                       March 31,                   December 30,               December 31,
                                                        2007                           2006                       2005
                                             ----------------------------  --------------------------- --------------------------
                                                              Weighted                      Weighted                    Weighted
                                                                Avg.                           Avg.                        Avg.
                                                Number of     Exercise       Number of       Exercise      Number of     Exercise
                                                 Shares        Price           Shares         Price         Shares         Price
                                             ------------  -------------- --------------- ------------ --------------- ----------
Options outstanding, beginning of period...        2,548      $   7.75            3,007     $    7.57          3,147     $  7.58
Granted....................................          169      $   1.13               --            --             --          --
Exercised..................................           --            --             (51)     $    1.37             --          --
Forfeited..................................          (29)     $   6.97             (408)    $    7.20           (140)    $  7.79
                                               ----------                    -----------                 ------------
Options outstanding, end of period.........        2,688      $   7.34            2,548     $    7.75          3,007     $  7.57
Options exercisable........................        2,522      $   7.75            2,548     $    7.75          3,007     $  7.57
Options available for grant................       2 ,042            --            2,182            --          1,766          --
Weighted average fair value per share of
   options granted.........................           --      $   1.13               --     $      --             --     $    --



         The following table summarizes information for options outstanding and exercisable at March 31, 2007:

                                                        Weighted             Weighted                                   Weighted
                                                         Average              Average                                    Average
                                  Options               Exercise             Remaining             Options              Exercise
Range of Prices                 Outstanding               Price           Life (in years)        Exercisable              Price
-----------------           --------------------    ------------------   ------------------    -----------------    -------------
$       0 -- 1.13.........           166                  1.13                 9.8                    --                     --
$    3.54 -- 5.30.........           424                  4.22                 3.4                   424                   4.22
$    5.31 -- 7.07.........           634                  6.44                 4.7                   634                   6.44
$    7.08 -- 8.84.........           595                  8.02                 3.6                   595                   8.02
$    8.85 --10.60.........           785                  9.63                 3.5                   785                   9.63
$   12.37 --14.14.........            30                 13.00                 1.3                    30                  13.00
$   15.90 --17.67.........            54                 17.67                 1.2                    54                  17.67
                                -----------            ----------             ----                ------                ---------
                                   2,688                $ 7.34                 4.1                 2,522                $  7.75
                                ===========            ==========             ====                ======                =========



         At its regular meeting in December 2001, the Company's Board of Directors granted options to purchase 160 shares of common stock at an exercise price of $8.30 per share to certain individuals subject to shareholder approval of an increase of 750 shares in the number of shares available for grant under the Plans. At the May 16, 2002 Annual Meeting, shareholder approval was received. Accordingly, the Company recorded an unearned compensation charge equal to the difference between the exercise price and the fair value on the date of shareholder approval of $1,032. During 2006 and 2005, the Company recognized $0 and $488 of amortization of unearned compensation, respectively.

         On December 12, 2003, pursuant to the terms of the Company's 1997 Stock Option Plan, the Company's Board of Directors granted to Mr. Liebenow, the Company's President and CEO, options covering 90 shares of common stock, 10 shares of which were subject to shareholder approval at the Company's 2004 Annual Meeting of Shareholders, which approval was received. This option grant is exercisable for a period of ten years from the grant date, has an exercise price of $9.12 per share, the fair market value of the Company's common stock on December 12, 2003, and originally vested over a five year period. Pursuant to a decision made on December 16, 2005 by the Company's Board of Directors, this option grant is now fully vested.

         On December 16, 2005, the Board of Directors approved the acceleration of vesting of all outstanding unvested stock options previously awarded to its employees (including its executive officers) under the Company's equity compensation plans. The acceleration of vesting became effective on December 16, 2005 for stock options outstanding as of such date. On such date, the closing market price was $2.60. Options to purchase an aggregate of approximately 565 shares of common stock (of which options to purchase an aggregate of 393 shares of common stock are held by executive officers of the Company) were accelerated on December 16, 2005. The exercise prices of the options range from $7.04 to $9.12. Under the recently issued Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), the Company was required to apply the expense recognition provisions under SFAS 123R beginning January 2, 2006. The decision to accelerate the vesting of these stock options, all of which are at exercise prices higher than current market price, was made because (i) there is no perceived value in these options to the employees involved, and (ii) there are no employee retention ramifications.

         On January 17, 2007, the Company granted options to purchase 169 shares of common stock at an exercise price of $1.13, which was the fair market value at date of grant. These options vest at the end of one year and are exercisable for ten years. The fair market value of the options using the Black-Scholes option pricing model is $80.

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

         The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 15, 1994. The assumptions used for stock option grants and employee stock purchase right grants were as follows:


                                                               Three Months Ended                  Fiscal Year Ended
                                                            -------------------------------------------------------------------
                                                                    March 31,               December 30,          December 31,
                                                                      2007                      2006                  2005
                                                            --------------------------  -------------------   -----------------
Expected volatility..................................                    56%                    N/A                 N/A
Risk-free interest rate..............................                  4.75%                    N/A                 N/A
Expected life of options.............................               3 Years                     N/A                 N/A
Expected dividends...................................                   N/A                     N/A                 N/A

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

       (B) During 2003, the Company entered into agreements with the Massachusetts Department of Environmental Protection (the "MADEP") to install air pollution control equipment on three of the stacks at one of its manufacturing facilities located in Fall River. The control equipment is intended to ensure that emissions from the stacks do not exceed the 0% opacity limit set forth in the Company's operating permit for air emissions. Management anticipates that the costs associated with the acquisition and installation of the control equipment will total approximately $900,000. The equipment itself was scheduled to be fully installed over a three year period beginning in 2003. By March 2006, the required pollution control equipment had been installed on two of the three stacks. The Company has reached an agreement with the MADEP extending the date by which the equipment required on the third stack must be installed to October 2007.

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


10.  INCOME TAXES

       The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. The Company does not provide for United States income taxes on earnings of subsidiaries outside of the United States. The Company's intention is to reinvest these earnings permanently. Management believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

       The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.

       The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $400 of unrecognized tax benefits. If recognized, these benefits would have no impact on our effective tax rate because the Company has Net Operating Losses and other tax credit carry forwards which it has not benefited due to uncertainties regarding the Company's ability to generate sufficient taxable income in the future. These unrecognized tax benefits would be offset by valuation allowances.

       The Company is subject to U.S federal income tax as well as income taxes in multiple state and foreign jurisdictions. There are currently no federal examinations in progress. The Company is no longer subject to IRS examination of its federal tax returns prior to 2003, although carry forward attributes that were generated during 2000-2002 may still be adjusted upon examination if they are used in a future period. There are currently no state examinations in progress. The Company is no longer subject to state examination for years prior to 2003, however carry forward attributes in Massachusetts that were generated in 1994-2002 may still be adjusted upon examination if they are used in a future period. Subsidiaries of the Company file income tax returns in Mexico and Brazil. There are currently no examinations being conducted in either Mexico or Brazil. The Company is no longer subject to examination in Mexico or Brazil for years prior to 2001.

       The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended March 31, 2007, the Company did not recognize any accrued interest and penalties in the consolidated statement of operations or consolidated balance sheet.

11. RECENT ACCOUNTING PRONOUNCEMENTS


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE COMPANY'S FISCAL YEAR IS A 52 OR 53 WEEK PERIOD ENDING ON THE SATURDAY CLOSEST TO JANUARY 1. "FISCAL 2006" WAS A 52 WEEK PERIOD ENDED DECEMBER 30, 2006 AND "FISCAL 2007" WILL BE A 52 WEEK PERIOD ENDING DECEMBER 29, 2007. THE FIRST THREE MONTHS OF FISCAL 2006 AND FISCAL 2007 ENDED APRIL 1, 2006 AND MARCH 3L, 2007, RESPECTIVELY.

CRITICAL ACCOUNTING POLICIES

       Our Critical Accounting Policies are disclosed in Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our Form
10-K for Fiscal 2006. These policies describe the significant accounting estimates and policies used in the preparation of our Consolidated Financial Statements. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results in these areas could differ from management's estimates. As discussed below and in Note 10 to the Condensed Consolidated Financial Statements, we have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007. Other than these changes, there have been no significant changes in our critical accounting estimates during the first three months of 2007.

       In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS


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

       Management considers such factors as incoming customer order rates, size of production backlog, manufacturing efficiencies, product mix and price points in evaluating the Company's financial condition and operating performance. Incoming orders during the first three months of 2007 were down approximately 27.5% compared to the first three months of 2006. The total backlog of fabric and yarn products at the end of the first three months of 2007 was $9.5 million, down $3.7 million compared to that of a year ago, with the dollar value of the yarn backlog down $0.8 million or 60.0% and the dollar value of the fabric backlog down $2.9 million or 24.6%.

RESULTS OF OPERATIONS - Quarterly Comparison

       NET SALES. Net sales for the first quarter of 2007 decreased $13.7 million, or 29.6%, to $32.6 million from $46.3 million in the first quarter of 2006. Net fabric sales within the United States decreased 32.8%, to $25.6 million in the first quarter of 2007 from $38.2 million in first quarter of 2006, as a result of continued competition from leather, microdenier faux suede and other furniture coverings being imported into the U.S. in roll and "kit" form, primarily from low labor cost countries in Asia, particularly China. Net foreign sales of fabric decreased 9.8%, to $5.9 million in the first quarter of 2007 from $6.5 million in the first quarter of 2006. This decrease in foreign sales was due primarily to lower sales in Canada. Canadian furniture manufacturers sell furniture into both the United States and Canadian markets where strong competition from imported faux suede fabrics and leather continued during 2007 and contributed to a more difficult competitive environment. Sales to the Middle East were also down due to unrest in the area. Net yarn sales decreased to $1.0 million in the first quarter of 2007 from $1.5 million in the first quarter of 2006, with the decrease in 2007 principally due to weakness in the craft yarn industry.

       The gross volume of fabric sold decreased 32.1%, to 5.0 million yards in the first quarter of 2007 from 7.3 million yards in the first quarter of 2006. The weighted average gross sales price per yard increased 3.8%, to $6.29 in the first quarter of 2007 from $6.06 in the first quarter of 2006 as a result of product mix changes. The Company sold 25.5% fewer yards of middle to better-end fabrics and 44.5% fewer yards of promotional-end fabrics in the first quarter of 2007 than in the first quarter of 2006. The average gross sales price per yard of middle to better-end fabrics decreased 1.8%, to $7.00 in the first quarter of 2007 from $7.13 in the first quarter of 2006. The average gross sales price per yard of promotional-end fabrics increased by 10.8%, to $4.49 in the first quarter of 2007 from $4.05 in the first quarter of 2006.

       GROSS MARGIN. The gross margin percentage for the first quarter of 2007 decreased to 11.1% as compared to 11.8% for the first quarter of 2006. Slightly higher raw material and labor costs contributed approximately 50 basis points to the decline and the 29.6% drop in net sales caused fixed expenses to increase relative to sales by about 20 basis points.

       RESTRUCTURING CHARGES. During the three month period ended March 31, 2007, the Company reported restructuring charges of $0.3 million. This consisted of $0.2 million of consulting and refinancing fees, plant consolidation, lease, and occupancy costs and $0.1 million of employee termination costs. During the three month period ended April 1, 2006 the Company reported restructuring charges of $0.6 million. This consisted of $0.3 million of consulting and refinancing fees and $0.3 million of termination costs.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $7.1 million in the first quarter of 2007 as compared to $10.0 million in the first quarter of 2006, primarily due to lower sales commissions as a result of lower sales and a decrease in payroll costs attributable to staffing reductions, and lower sampling expense. Selling, general and administrative expenses as a percentage of net sales were 21.9% and 21.7% in the first quarter of 2007 and in the first quarter of 2006, respectively. Selling, general and administrative expenses were higher as a percentage of net sales due to lower sales.

       INTEREST EXPENSE. Interest expense increased to $1.0 million in the first quarter of 2007 from $0.8 million in the first quarter of 2006, primarily due to debt with higher interest rates.

       EFFECTIVE TAX RATE. The Company's effective tax rate was a provision of 1.7% in the first quarter of 2007 compared to a benefit of 35.0% in the first quarter of 2006. The tax benefit rate in 2007 is limited because the Company has benefited the maximum amount of its losses allowable against its remaining deferred tax liabilities. The tax provision of 1.7% consists of certain minimum taxes required in certain states and foreign taxes on the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations and capital requirements through a combination of internally generated funds, debt and equity offerings and borrowings under its financing agreements, including its 2006 Revolving Credit Agreement, as hereinafter defined. The Company's current capital requirements are related to the execution of Quaker's restructuring plan. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General--Recent Developments in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.)

         Consistent with the Company's restructuring plan, a key 2007 objective is to stabilize revenues from Quaker's core domestic residential business while simultaneously working to generate incremental sales from the new product and new market initiatives the Company has been pursuing. These initiatives include the development of fabrics designed by Quaker for manufacture outside the U.S. through strategic relationships put in place with various offshore fabric mills. These offshore sourcing programs are intended to allow Quaker to supplement the woven fabrics in its product line with other upholstery products, such as velvets and faux suedes, that the Company does not have the equipment to make itself and to allow the Company to recapture at least a portion of the domestic residential business it has lost to imported products over the past several years. Simultaneously, Quaker intends to generate revenues based on its U.S. production by continuing to aggressively develop other products that for both strategic and economic reasons are best produced in our Fall River-based manufacturing facilities. These include Quaker's relatively new outdoor fabric and contract furniture programs, which are intended to build revenues by leveraging the Company's technological expertise to expand the markets it serves, as well as fabrics for those domestic and international residential customers in need of a strong U.S.-based fabric mill to meet their requirements for high quality, innovative products with relatively short delivery lead times. On the cost reduction front, Quaker will be continuing to consolidate its Fall River manufacturing operations into fewer facilities, actively marketing its excess real estate and other excess assets, improving its quality performance and productivity levels and being increasingly innovative and flexible--while at the same time seeking to keep operating costs as low as possible and to maximize operating cash flows through careful inventory control.

         To complete the restructuring of our business, Quaker will need to make significant investment in the development of new commercial relationships and in the development, production, marketing and sale of new products. This investment is critical in order to maintain and grow our business. However, we cannot guarantee that the capital needed to achieve this will be available or that we will be successful in our strategic initiatives. If we are not successful, management is prepared to take various actions which may include, but not be limited to, further reductions in our expenditures for internal and external new product development and in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

         The primary source of the Company's liquidity and capital resources in recent years has been operating cash flow. The Company's net cash provided by operating activities was $0.8 million and $1.5 million in the first quarter of 2007 and 2006, respectively. During the first quarter of Fiscal 2007, the Company received an advanced payment of $1.3 million on the sale of certain manufacturing equipment. This transaction increased accrued expenses as of March 31, 2007 and therefore increased cash provided by operating activities. Cash provided by operating activities decreased during the first quarter of 2007 as compared to the first quarter of 2006 due principally to higher operating losses.

         Capital expenditures in the first quarter of 2007 and 2006 were $0.1 million and $0.2 million, respectively. Capital expenditures during the first quarter of 2007 were funded by operating cash flow and borrowings under the Company's 2006 Revolving Credit Agreement. Management anticipates that capital expenditures for new projects will not exceed $3.0 million in 2007, consisting principally of facilities-related and information technology expenditures. Capital expenditures are restricted under the 2006 Revolving Credit Agreement and may not exceed $12.0 million in Fiscal 2007. During the first quarter of 2007, the Company generated $1.3 million from the disposition of fixed assets. The proceeds from these asset sales were used to reduce the term loan debt under the 2006 Term Loan Agreement, as hereinafter defined.

Debt consists of the following:

                                                                                                  March 31,          December 30,
                                                                                                     2007                2006
                                                                                              -------------------   ----------------
                                                                                                          (In thousands)
Senior Secured Revolving Credit Facility.......................................               $           11,203    $         9,480
Term Loans payable by May 2010.................................................                           21,544             24,240
                                                                                              -------------------   ----------------
Total Debt.....................................................................               $           32,747    $        33,720
   Less:  Current Portion of Senior Secured Revolving Credit Facility..........                           11,203              9,480
         Current Portion of Term Loans.........................................                            1,800              1,800
                                                                                              -------------------   ----------------
Total Long-Term Debt...........................................................               $           19,744    $        22,440
                                                                                              ===================   ================



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

         Advances to Quaker under the 2006 Revolving Credit Facility are limited to a formula based on Quaker's accounts receivable and inventory minus an "Availability Reserve" (and such other reserves as the Bank may establish from time to time in its reasonable credit judgment.) Advances bear interest at the prime rate plus 1.25% or LIBOR (London Interbank Offered Rate) plus 2.75%. As of March 31, 2007, the weighted average interest rate of the advances outstanding was 9.1%.

         Pursuant to the terms of the 2006 Term Loan Agreement, mandatory prepayments of the Real Estate and Equipment Term Loans are required as Quaker sells the assets securing those loans pursuant to the terms of the restructuring plan Quaker has in place (the "Restructuring Plan"). Following the projected sale in 2008 of the last parcel of real estate contemplated by the Restructuring Plan, amortization of the Real Estate Term Loan would be at the rate of $1.1 million per year, payable at the rate of $100,000 per month in each month other than July. In addition, in the event sales of certain parcels of real estate are not consummated on or before the dates assumed for such sales in the Restructuring Plan, Quaker would be responsible for making Late Sale Amortization Payments (as defined in the 2006 Term Loan Agreement) at the rate of $150,000 per month until such payments equal 92.5% of the net proceeds the Term Loan Lenders would have received on the sale of such real estate. Pursuant to the terms of the 2006 Term Loan Agreement, Late Sale Amortization Payments are currently being made. Mandatory prepayments of the Equipment Term Loan and the Real Estate Term Loan are also required in the event of Equipment Appraisal and/or Real Property Appraisal Shortfalls, respectively (as defined in the 2006 Term Loan Agreement). The Term Loans bear interest at the LIBOR rate plus 7.75%, payable monthly. As of March 31, 2007, the interest rate on the Term Loans was 13.07%.

         In addition, both the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement contain a "springing" Fixed Charge Coverage Ratio covenant with which Quaker would need to comply in the event Quaker's "Excess Availability" under the 2006 Revolving Credit Agreement were to fall below $500,000 at any time. We are currently in compliance with the "Excess Availability" covenant, however, as discussed below, in the absence of appropriate amendments to the 2006 Loan Agreements, management believes that the Company could fail to satisfy this covenant during the third quarter of this year. The 2006 Loan Agreements also include cross-default provisions, customary reporting obligations and certain affirmative and negative covenants including, but not limited to, restrictions on dividend payments, capital expenditures, indebtedness, liens and acquisitions and investments.

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

         The Company's ability to meet its current  obligations is dependent on:
(i) its access to trade credit, (ii) its operating cash flow and (iii) its Availability under the 2006 Revolving Credit Agreement, which is a function of Eligible Accounts Receivable, Eligible Inventory, and the Availability Reserve as those terms are defined in the 2006 Revolving Credit Agreement. Availability is typically lowest during the third quarter of each fiscal year principally due to: (i) the seasonality of the Company's business and (ii) the negative effects of the Company's annual two-week July shutdown period on sales and cash. Increases in the Availability Reserve reduce Availability and thus the Company's ability to borrow. In like manner, decreases in the Availability Reserve increase Availability and thus the Company's ability to borrow. The Company manages its inventory levels, accounts payable and capital expenditures to provide adequate resources to meet its operating needs, maximize its cash flow and reduce the need to borrow under the 2006 Revolving Credit Agreement. However, its cash position may be adversely affected by factors it cannot completely control, including but not limited to, a reduction in incoming order rates, production rates, sales, and accounts receivable, as well as delays in receipt of payment of accounts receivable and limitations of trade credit. Further, very short lead times and volatility in the Company's order rate make it difficult for management to predict near term revenues and to adjust the Company's cost structure rapidly enough to keep pace with an unanticipated decline in sales. The Company is seeking to dispose of certain production equipment and manufacturing and warehousing facilities no longer needed as a result of the consolidation of some of its facilities.

         Weakness in the retail furniture sector led to lower than anticipated orders and sales during fiscal April of 2007. This has resulted in a reduction in the Company's ability to borrow under the terms of the 2006 Revolving Credit Agreement, increasing management's need to manage the Company's cash position carefully and increasing the Company's reliance on trade credit to fund its operating needs. Based on fiscal April net sales and projected net sales for fiscal May, we believe that, in the absence of appropriate amendments to the 2006 Loan Agreements, our cash flow from operations and our ability to borrow under our 2006 Revolving Credit Agreement could be insufficient to meet our liquidity needs during the third quarter of Fiscal 2007. Accordingly, the Company intends to engage in discussions with its lenders with respect to the need for such amendments now. There can be no assurance that the Company will be able to obtain agreement to such amendments from its lenders on terms acceptable to the Company or at all. We are also pursuing a number of other transactions in an effort to maintain adequate liquidity, but there is significant uncertainty as to whether we will be successful in our efforts to complete such other transactions.

         In addition, pursuant to the terms of the 2006 Term Loan, the lender has the right to conduct annual re-appraisals of the Company's real estate and semi-annual re-appraisals of the Company's machinery and equipment. The Company has been notified that the lender intends to conduct such a re-appraisal of the Company's machinery and equipment during the second quarter of fiscal 2007. In the event of an "Equipment Appraisal Shortfall," as that term is defined in the 2006 Term Loan, the Company would be required to make a cash payment to the lender in an amount equal to the amount by which the aggregate outstanding principal amount of the Equipment Term Loan exceeds seventy percent 70% of the net orderly liquidation value of the equipment established through the re-appraisal process. The outcome of the current re-appraisal process is uncertain, however, in the absence of appropriate waivers from the lenders, the Company's failure to make such a payment would result in a default under the 2006 Term Loans - and because of the cross-default provision in the 2006 Loan Agreements, a related default under the 2006 Revolving Credit Agreement.

         In the absence of appropriate amendments to the 2006 Loan Agreements, the Company could need additional financing to maintain adequate liquidity. No assurance can be given as to when or whether an agreement may be entered into with any other financing source which would result in cash funds being available to the Company on terms acceptable to the Company or at all. If the Company were unable to generate sufficient additional cash by entering into a financing agreement with any other financing source, a number of material adverse effects could be experienced by the Company, including but not limited to, vendors refusing to ship materials to the Company, the need to make further headcount reductions and take additional cost cutting initiatives, and other potential adverse impacts.

         In addition to the above, our need to manage cash carefully and the significant operating losses we have experienced make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, limit our ability to withstand competitive pressures, and reduce our flexibility in planning for, or responding to, changing business and economic conditions.

         As of March 31, 2007, there were $32.7 million of loans outstanding, including $11.2 million of loans outstanding under the 2006 Revolving Credit Agreement and $21.5 million of loans outstanding under the 2006 Term Loan. On March 31, 2007, unused Availability was $2.4 million, net of the $4.4 million Availability Reserve, and the Company had approximately $4.1 million of letters of credit outstanding.

         As of May 11, 2007, there were $33.7 million of loans outstanding, including $12.9 million of loans outstanding under the 2006 Revolving Credit Agreement and $20.8 million of loans outstanding under the 2006 Term Loan. On May 11, 2007, unused Availability was $2.5 million, net of the $4.4 million Availability Reserve, and the Company had approximately $4.0 million of letters of credit outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of the Company's actual future financial condition or results. These forward-looking statements like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include: the Company's ability to comply with the terms of the financing documents to which it is a party, the Company's ability to generate sufficient Eligible Accounts Receivable and Eligible Inventory, net of the Availability Reserve (all as defined in the 2006 Revolving Credit Agreement) to maintain adequate Availability to meet its liquidity needs, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, including, but not limited to, imported furniture and furniture coverings sold into the U.S. domestic market, foreign currency exchange rates, changes in customers' ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Mexico and South America) in which the Company operates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN CURRENCY RISK

         Approximately 7.7% of the Company's revenues are generated outside the U.S. from sales which are not denominated in U.S. dollars. Foreign currency risk arises because the Company engages in business in Mexico and Brazil in local currency. Accordingly, in the absence of hedging activities, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations, and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive affect on the Company's results of operations.

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

         At March 31, 2007, the Company had no derivative financial instruments to hedge the anticipated cash flows from the repayment of foreign currency denominated intercompany payables outstanding.

INTEREST RATE RISK

       The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk consists of floating rate debt based on either Prime or London Interbank Offered Rate ("LIBOR") rates, plus an "Applicable Margin" under the Company's 2006 Loan Agreements. As of March 31, 2007, there was $11.2 million of borrowings outstanding under 2006 Revolving Credit Agreement and $21.5 million of borrowings outstanding under the 2006 Term Loan Agreement at floating rates, including some LIBOR loans. Increases in short-term interest rates will increase the Company's interest expense. Based upon the balances outstanding as of March 31, 2007, an increase of 100 basis points in interest rates would increase annual interest expense by approximately $384,000.



ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of March 31, 2007. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         Implementation of the Company's restructuring plan, particularly during the fourth quarter of 2006, has resulted in staffing reductions in virtually every functional area of the Company, including those areas responsible for key controls integral to the operation of the Company's internal controls over financial reporting, such as our finance and accounting, information technology ("IT"), and purchasing areas. In some cases, a single individual has assumed responsibility for work previously handled by one or more former Company employees, resulting in decrease in our ability to provide for appropriate segregation of duties and in some areas, employees with less experience handling duties previously handled by more experienced staff members. Also, due to constraints in our IT department, systems needed to support the Company's relatively new offshore sourcing initiatives have not been fully developed, requiring the use of alternate manual procedures, which by their nature increase the risk of human error. And, due to recent increases in the complexity of the payment terms and practices affecting our vendor and cash management programs, manual procedures are also being used more frequently by our accounts payable staff. Mitigating these changes is the fact that all corporate administrative functions are centralized in a single location and management oversight with respect to each functional area is very strong, with most key management personnel bringing both significant professional experience and significant years of service at the Company to the task. While management believes that these recent changes in our internal control over financial reporting environment have not materially affected the quality of our internal controls over financial reporting, there can be no assurance that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. No other changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially effected, or is reasonably likely to materially affect our internal control system over financial reporting.

                   QUAKER FABRIC CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There has been no material  change to the matters  discussed in Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the Securities and Exchange Commission on March 31, 2007.

ITEM 1A. RISK FACTORS

       The Company has concluded that there were no material changes during the first three months of 2007 that would warrant further disclosure beyond those matters discussed in Part 1, Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the Securities and Exchange Commission on March 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE.

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

                                  QUAKER FABRIC CORPORATION

Date: MAY 15, 2007                By: /S/ PAUL J. KELLY
      ------------                -------------------------------------------
                                  Paul J. Kelly
                                  Vice President - Finance
                                  and Treasurer (Principal Financial Officer)